Form 10-Q
period 1997-06-30
AVENUE ENTERTAINMENT GROUP INC
filed 1997-08-14
CIK 1023298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act  of  1934  For  the  transition   period  from _____________ to_____________

Commission File Number: 001-12885

                        AVENUE ENTERTAINMENT GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                                95-4622429
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                               Identification No.)

11111 Santa Monica Blvd., Suite 2110
Los Angeles, California                                           90025
(Address of principal executive offices)                        (Zip Code)

                                 (310) 996-6815
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section ______ of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period) that the Registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                           Yes __X__                          No ______

Number of shares outstanding of each of issuer's classes of common stock as of August 12, 1997.

     Common Stock                                         3,747,838

                        AVENUE ENTERTAINMENT GROUP, INC.

                                TABLE OF CONTENTS



PART I.           FINANCIAL INFORMATION                                 Page No

                  Consolidated Condensed Balance Sheets -
                  June 30, 1997 and December 31, 1996                     1

                  Consolidated Condensed Statement of Operations -
                  Three Months and Six Months Ended
                  June 30, 1997 and 1996                                  2

                  Consolidated Condensed Statement of Cash Flows -
                  Six Months Ended June 30, 1997 and 1996                 3

                  Notes to Consolidated Condensed Financial Statements    5

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     7

PART II.          OTHER INFORMATION

                  Signatures                                             11

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                June 30,        December 31,
                                                  1997              1996
                                 Assets      (unaudited)

Cash                                         $  390,678       $   687,080
Short-term investments                          707,419           696,150
Accounts receivable                             444,039           149,483
Films costs, net                              1,546,169         1,998,326
Property and equipment, net                     120,772           117,492
Other assets                                     63,581            81,063
Goodwill                                      2,594,809         2,735,069
                                            -----------       -----------
Total assets                                 $5,867,467        $6,464,663
                                             ==========        ==========

                      Liabilities and Stockholders' Equity

Accounts payable                             $   489,979          284,784
Accrued expenses                                 574,104          457,426
Loan payable                                     140,000
Capitalized lease obligations                     22,948           40,451
Income taxes payable                              87,000          330,891
Advance from customers                            42,000          577,730
                                               ---------        ---------
Total liabilities                              1,356,031        1,691,282
                                               ---------        ---------

Stockholders' equity

Common stock, par value $.01 per share            37,478           36,978
Additional paid-in capital                     4,799,502        4,631,252
Retained earnings (deficit)                      (67,963)         224,001
Unrealized loss on marketable securities        (107,581)        (118,850)
Note receivable for common stock                (150,000)        _________
                                               -----------
Total stockholders' equity                     4,511,436        4,773,381
                                               ----------       ----------
Total liabilities and stockholders' equity    $5,867,467        $6,464,663
                                                ==========      ==========

   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.


                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                       Three months              Six months
                                                      ended June 30,               ended June 30,
                                                    ----------------             ----------------
                                                1997             1996          1997               1996
                                              -------           ------       -------           -------
Operating revenues                           $  352,151       $  602,477     $2,126,312       $  971,482
                                             ----------       ----------     ----------       ----------

Cost and expenses:
  Film production costs                          98,201          169,704      1,150,828          298,260
  Selling, general & administrative
   expenses                                     634,311          547,836      1,339,815          728,666
                                             ----------        ---------     ----------         --------

    Total costs and expenses                    732,512          717,540      2,490,643        1,026,926
                                             ----------       ----------     ----------      -----------

    Loss before income tax                     (380,361)        (115,063)      (364,331)         (55,444)

Income tax benefit (expense)                     84,531           10,908         72,367           (8,092)
                                           ------------       ----------    -----------      -----------

Net loss                                     $ (295,830)       $(104,155)     $(291,964)       $ (63,536)
                                             ==========        =========      =========        =========

Net loss per share                       $         (.08)    $       (.06) $        (.08)    $      (.04)
                                         ===============    ============= ==============    ============
Weighted average shares
  outstanding                                 3,735,338        1,795,000      3,719,267        1,795,000
                                             ==========        =========     ==========       ==========





   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                           Six months
                                                          ended June 30,
                                                    1997               1996
Cash flows from operating activities:

Net loss                                       $  (291,964)         $(63,536)
                                               -----------          ---------
Adjustments to reconcile net income
  to net cash provided (used) for
  operating activities:
   Depreciation                                     13,175            15,000
   Amortization-film production costs            1,110,382           155,800
   Amortization-goodwill                           140,260
   Stock option compensation                        18,750
  Changes in assets and liabilities
    which affect net income:
       Accounts receivable                        (294,556)           12,951
       Film costs                                 (658,225)          (65,114)
       Other assets                                 17,482            (1,086)
       Accounts payable and accrued expenses       297,982          (191,906)
       Income taxes payable                        (80,000)          137,154
       Advances from customers                    (535,730)           80,500
                                                -----------        ---------

           Net cash (used for) provided by
            operating activities                  (262,444)           79,763
                                                ----------         ---------

Cash flows from investing activities:
  Purchase of equipment                            (16,455)           (9,809)
                                               ------------       -----------

      Net cash used for investing activities       (16,455)           (9,809)
                                               -----------        ----------

                        AVENUE ENTERTAINMENT GROUP, INC.

                                   (Unaudited)



                                                             Six months
                                                            ended June 30,
                                                        1997             1996


Cash flows from financing activities:
Principal payments of capital lease of obligation      (17,503)        (21,076)
                                                       --------        --------

      Net cash used for financing activities           (17,503)        (21,076)
                                                       --------       ---------

      Net increase (decrease) in cash                 (296,402)         48,878

Cash at the beginning of period                        687,080           9,277
                                                     ---------        --------

Cash at the end of period                             $390,678        $ 58,155
                                                      ========        ========

Supplemental disclosures of cash flow information:

Cash paid during the periods for:
  Interest                                           $  35,344       $   3,722
                                                     =========       =========
  Income taxes                                       $ 191,509      $   23,712
                                                     =========      ==========


   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

         The Company

         Avenue Entertainment Group, Inc. (the "Company") is principally engaged in the development, production and distribution of feature films, television series, movies-for-television, mini-series and film star biographies.

         Generally, theatrical films are first distributed in the theatrical and home video markets. Subsequently, theatrical films are made available for world-wide television network exhibition or pay television, television syndications and cable television. Generally, television films are first licensed for network exhibition and foreign syndication or home video, and subsequently for domestic syndication on cable television. The revenue cycle generally extends 7 to 10 years on film and television product.

         Basis of Presentation

         The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-SB for the year ended December 31, 1996. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 1997, the results of operations and its cash flows for the three months and six month periods ended June 30, 1997 and 1996 have been included. The results of operations for the interim period are not necessarily indicative of results which may be realized for the full year.

                        AVENUE ENTERTAINMENT GROUP, INC.

2.       Film Costs

         Film costs consist of the following:

                                                        June 30,    December 31,
                                                          1997           1996
           In process or development                   $  295,394   $   224,452
           Released, net of accumulated amortization
               of $7,972,558 and $6,862,176
                                                        1,250,775     1,773,874
                                                        ---------     ---------
                                                       $1,546,169   $ 1,998,326
                                                        =========     =========


3.       Loan Payable

         On May 27, 1997, the Company entered into an unsecured demand note which provides the Company with borrowings (the "Note") in the principal amount of $250,000, at prime plus 1%, with Fleet Bank, National Association, which is payable on demand, but in any event not later than May 27, 1998. As of June 30, 1997, $140,000 had been borrowed under the Note at an interest rate of 9.5%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR
 OPERATION.

The following discussion and analysis should be read in conjunction with the Company's consolidated condensed financial statements and related notes thereto.

General

The Company is an independent entertainment company which, through its two operating subsidiaries (Avenue Pictures and Wombat Productions) produces motion pictures for theatrical exhibition, television and other ancillary markets, both domestically and internationally.

Pursuant to the Share Exchange Agreement, CineMasters acquired all of the outstanding capital stock of Avenue Pictures from Mr. Brokaw, the sole shareholder of Avenue Pictures, in exchange for 1,425,000 shares of CineMasters Common Stock. In connection with the Business Combination, National Patent made a capital contribution to CineMasters of 90,566 shares of registered National Patent common stock valued at $815,000 in the aggregate based upon the closing price per share of National Patent common stock on the American Stock Exchange on September 30, 1996 in exchange for 407,500 shares of CineMasters Common Stock. Such capital contribution was made by National Patent for investment purposes and was a condition to closing pursuant to the Share Exchange Agreement.

Following the Business Combination, the Board of Directors and shareholders of CineMasters approved a transaction pursuant to which (i) all of the assets of the Wombat Division of CineMasters were transferred, subject to all related liabilities and obligations, to its newly-formed, wholly-owned Delaware subsidiary, Wombat, (ii) CineMasters was merged with and into the Company (its newly-formed, wholly-owned Delaware subsidiary) with the Company being the surviving corporation in the merger and (iii) each stockholder of CineMasters received an equal number of shares of the Company in exchange for each share of capital stock of CineMasters held by such stockholder immediately prior to the effective time of the Reincorporation. As a result of the Reincorporation, Avenue Pictures became a wholly-owned subsidiary of the Company.

Results of operations

For the quarter and six months ended June 30,1997 the Company had a loss before income taxes of $380,000 and $364,000 compared to a loss of $115,000 and $55,000 for the quarter and six months ended June 30, 1996. The increased loss for the periods was the result of several factors. For the quarter ended June 30,1997, the Company had significantly reduced licensing revenue at the Company's Wombat division, partially offset by the revenue generated by the Avenue Pictures division, which was acquired on September 30, 1996. In addition, for the quarter ended June 30, 1997, the Company recorded $70,000 of amortization of goodwill related to the acquisition of Avenue Pictures, as well as increased expenses related to the operations and the business development of Avenue Pictures. The increased loss before income taxes for the six months ended June 30, 1997 was the result of increased general and administrative expenses, primarily salaries and occupancy costs incurred by Avenue Pictures for the period and $140,000 of amortization of goodwill related to the purchase of Avenue Pictures. These increased expenses were partially mitigated by the revenue generated by Avenue Pictures for the period.

Revenues

Revenues for the three months ended June 30, 1997 were $352,000 compared to $602,000 for the three months ended June 30, 1996. The revenues for the three months ended June 30, 1997 were derived from revenues generated by Avenue Pictures which was acquired on September 30, 1996 and the operations of Wombat. Revenues from the operations of Avenue Pictures for the three months ended June 30, 1997 amounted to approximately $174,000 and were primarily derived from recognition of the production and overhead fees on the feature film "The Road to Graceland", which accounted for approximately 49% of the consolidated revenues for the three months ended June 30, 1997. Revenues from Wombat's operations for the three months ended June 30, 1997 were approximately $179,000, a decrease of $423,000 from the comparable period of the prior year. Of the revenues earned by Wombat during the three months ended June 30, 1997, approximately $120,000 was derived from the completion and availability of a one-hour motion picture profile for A&E. The remaining revenue was derived from licensing of rights to Wombat programming in secondary markets (Janson Associates), which accounted for 32% of revenues in 1997, as compared to 67% of revenues in 1996. The decrease in revenues earned for 1997 were primarily the result of reduced licensing in international markets during 1997.

Revenues for the six months ended June 30, 1997 were $2,126,000 compared to $971,000 for the six months ended June 30, 1996. The revenues for the six months ended June 30, 1997 were derived from revenues generated by Avenue Pictures which was acquired on September 30, 1996 and the operations of Wombat. Revenues from the operations of Avenue Pictures for the six months ended June 30, 1997 amounted to approximately $1,447,000 and were primarily derived from the delivery to Hallmark of the made-for-television movie "Tell Me No Secrets" and the recognition of the producing and overhead fees on the feature film "The Road to Graceland", which accounted for approximately 68% of the consolidated revenues for the six months ended June 30, 1997. Revenues from Wombat's operations for the six months ended June 30, 1997 were approximately $680,000, a decrease of $291,000 from the comparable period of the prior year. The decrease in revenues earned by Wombat for the six months ended June 30, 1997, were primarily due to reduced sales of licensed programming in international markets during 1997. Of the revenues earned by Wombat during the six months ended June 30, 1997, approximately $250,000 was derived from the completion and availability of two one-hour motion picture profiles for A&E. The remaining revenue was derived from licensing of rights to Wombat programming in secondary markets (Janson Associates).

Film Production Costs

Cost of revenues for the three months ended June 30, 1997 was $98,000 compared to $170,000 for the three months ended June 30, 1996. The decrease can be primarily attributed to the film amortization relating to Wombat's television product in the amount of $74,000 for the three months ended June 30, 1997 due to the decrease in revenues for the same period.

Cost of revenues for the six months ended June 30, 1997 was $1,151,000 compared to $298,000 for the six months ended June 30, 1996. The increase can be primarily attributed to the film amortization relating to Avenue Pictures television product in the amount of $900,000.

Selling, General and Administrative

Selling, general and administrative (S,G&A) expenses for the three months ended June 30, 1997 were $634,000 compared to $548,000 for the three months ended June 30, 1996. Included in the three months ended June 30, 1997 expenses are $340,000 of S,G&A expenses relating to Avenue Pictures' operations which were principally salaries and related benefits and occupancy expenses including approximately $50,000 relating to costs incurred for future business development. In addition, the Company recognized approximately $70,000 amortization of goodwill related to the Avenue acquisition on September 30, 1996. Wombat's reduced SG& A expenses for the 1997 period were a result of reduced licensing revenues and the related commission expense, as well as reduced salaries and the effect of increased capitalized overhead.

Selling, general and administrative expenses for the six months ended June 30, 1997 were $1,340,000 compared to $729,000 for the six months ended June 30, 1996. Included in the six months ended June 30, 1997 expenses are $644,000 of S,G&A expenses relating to Avenue Pictures' operations which were principally salaries and related benefits and occupancy expenses, including approximately $100,000 relating to costs incurred for future business development. In addition, the Company recognized approximately $140,000 amortization of goodwill related to the Avenue acquisition on September 30, 1996. Wombat's SG&A expenses decreased primarily as a result of reduced licensing revenues and the related commission expense, as well as a decrease in salaries.

Liquidity and Capital resources

At  June  30,  1997,  the  Company  had  approximately   $391,000  of  cash  and
approximately $707,000 of short term investments.

During the six months ended June 30, 1997, the Company's cash decreased by $296,000. On May 27, 1997, the Company entered into an unsecured demand note which provides the Company with borrowings (the "Note") in the principal amount of $250,000, at prime plus 1%, with Fleet Bank, National Association, which is payable on demand, but in any event not later than May 27, 1998. As of June 30, 1997, $140,000 had been borrowed under the Note.

The Company believes it has adequate capital resources to meet its short-term need covering at least twelve months. The Company expects to expand its production activities. Management believes that the existing cash and short term investments are adequate to fund the Company's operations, however, management may seek to raise additional funds, through the issuance of common stock or issuance of debt, to expand the Company's business at a greater rate. However, there is no guarantee that such funding will be available, or available under terms which are acceptable to the Company. The Company's rate of growth and investment in projects will be adjusted as necessary based on available financing and existing capital resources.

Recent accounting pronouncement

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), was issued. SFAS No. 128 simplifies the standards for computing earnings per share, and makes the United States standards for computing earnings per share more comparable to international standards. SFAS No. 128 requires presentation of "basic" earnings per share (which excludes dilution) and "diluted" earnings per share. The Company does not believe the adoption of SFAS No. 128 in fiscal 1997 will have a material impact on the Company's reported earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share presented.

Forward-Looking Statements. This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to the Company's ability to generate an operating profit and the Company's ability to secure additional financing on acceptable terms.

                           PART II. OTHER INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.

                                  June 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                        AVENUE ENTERTAINMENT GROUP, INC.

DATE:    August 14, 1997            BY:      Gene Feldman
                                             Chairman of the Board

DATE:    August 14, 1997            BY:      Cary Brokaw
                                             President and Chief Executive
                                             Officer,   Director

DATE:    August 14, 1997            BY:      Sheri L. Halfon
                                             Vice President and Chief Financial
                                             Officer, Director