Form 10-Q
period 1997-09-30
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 1997-11-14
CIK 1023298

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended September 30, 1997

                                       or

     [ ]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
Exchange Act of 1934 For the transition period from            to

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period) that the Registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X                     No ______

Number of shares outstanding of each of issuer's classes of common stock as of November 10, 1997.



     Common Stock                                            4,033,838

                        AVENUE ENTERTAINMENT GROUP, INC.

                                Table of Contents


PART I.  FINANCIAL INFORMATION                                         Page No.

         Consolidated Condensed Balance Sheets -
         September 30, 1997 and December 31, 1996                         1

         Consolidated Condensed Statement of Operations -
         Three Months and Nine Months Ended
         September 30, 1997 and 1996                                      2

         Consolidated Condensed Statement of Cash Flows -
         Nine Months Ended September 30, 1997 and 1996                    3

         Notes to Consolidated Condensed Financial Statements             5

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              7

PART II. OTHER INFORMATION

                  Signatures                                             11

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.


                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                   September 30,  December 31,
                                                         1997         1996
Assets                                               (unaudited)

Cash                                              $   500,302       $   687,080
Short-term investments                                730,422           696,150
Accounts receivable                                   422,224           149,483
Films costs, net                                    1,624,546         1,998,326
Property and equipment, net                           113,607           117,492
Other assets                                           62,165            81,063
Goodwill                                            2,524,679         2,735,069
                                                  -----------       -----------
Total assets                                       $5,977,945        $6,464,663
                                                   ==========        ==========


Liabilities and Stockholders' Equity
Accounts payable                                  $   487,646       $   284,784
Accrued expenses                                      577,186           457,426
Loan payable                                          227,500
Capitalized lease obligations                          14,196            40,451
Income taxes payable                                                    330,891
Advance from customers                                 89,000           577,730
                                                   ----------       -----------
Total liabilities                                   1,395,528         1,691,282
                                                   ----------        ----------


Stockholders' equity
Common stock, par value $.01 per share                 38,478            36,978
Additional paid-in capital                          4,985,802         4,631,252
Retained earnings (deficit)                          (477,285)          224,001
Unrealized gain (loss) on marketable securities       185,422          (118,850)
Note receivable for common stock                     (150,000)        _________
                                                   ----------
Total stockholders' equity                          4,582,417         4,773,381
                                                   ----------        ----------
Total liabilities and stockholders' equity         $5,977,945        $6,464,663
                                                   ==========        ==========

     See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.



                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                   Three months                   Nine months
                                                 ended September 30,              ended September 30,
                                                 1997            1996           1997                1996
Operating revenues                          $   116,050       $  568,327     $2,242,362       $1,539,809
                                            -----------       ----------     ----------       ----------

Cost and expenses:

Film production costs                            26,690          185,888      1,177,518          484,148

Selling, general & administrative
 expenses                                       598,682          320,075      1,938,497        1,048,741
                                             ----------        ---------     ----------       ----------

    Total costs and expenses                    625,222          505,963      3,116,015        1,532,889
                                             ----------       ----------     ----------      -----------

    Income (loss) before income tax            (509,322)          62,364       (873,653)           6,920

Income tax benefit (expense)                    100,000          (39,885)       172,367          (47,977)
                                            -----------       ----------    -----------     ------------

Net income (loss)                            $ (409,322)      $   22,479      $(701,286)       $ (41,057)
                                             ==========       ==========      =========        =========

Net income (loss) per share              $         (.11)   $         .01   $       (.19)    $       (.02)
                                         ==============    =============   ============     ============

Weighted average shares

 outstanding                                  3,772,838        1,795,000      3,737,838        1,795,000
                                             ==========       ==========     ==========       ==========





   See accompanying notes to the consolidated condensed financial statements.


                        AVENUE ENTERTAINMENT GROUP, INC.


                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                Nine months
                                                            ended September 30,

                                                           1997          1996
                                                        ----------     ------

Cash flows from operating activities:

Net loss                                                $ (701,286)   $ 188,230
Adjustments to reconcile net income
to net cash provided by (used for)
operating activities:
   Depreciation                                             20,340        1,553
   Gain on disposal of fixed assets                                        (786)
   Amortization-film production costs                    1,136,281    3,524,000
   Amortization-goodwill                                   210,390
   Stock option compensation                                28,125
   Decrease in due to stockholder                                       (61,529)
   Increase in deferred income                                        1,981,731

Changes in other operating assets and liabilities:
   Accounts receivable                                    (194,816)       2,521
   Film costs                                             (762,501)  (5,197,855)
   Other assets                                             31,898      (85,784)
   Accounts payable and accrued expenses                   158,731      266,671
   Income taxes payable                                   (180,000)
   Advances from customers                                (488,730)
                                                        -----------
Net cash (used for) provided by
operating activities                                      (741,568)     618,752
                                                        ----------    ---------
Cash flows from investing activities:

  Proceeds from sale of marketable securities              270,000
  Proceeds from sale of fixed assets                                      2,500
  Purchase of equipment                                    (16,455)     (11,598)
                                                       -----------    ---------
  Net cash (used for) provided by investing
   activities                                              253,545       (9,098)
                                                      ------------     --------

                        AVENUE ENTERTAINMENT GROUP, INC.

                                   (Unaudited)




                                                                 Nine months
                                                             ended September 30,

                                                             1997          1996
                                                          ---------     --------


Cash flows from financing activities:

Proceeds from loan payable                                $ 227,500     $
Exercise of warrants                                        100,000
Principal payments of capital lease of obligation           (26,255)
                                                        -----------

      Net cash used for financing activities                301,245
                                                       ------------

      Net increase (decrease) in cash                      (186,778)     609,654

Cash at the beginning of period                             687,080       11,060
                                                         ----------   ----------

Cash at the end of period                                $  500,302    $ 620,714
                                                         ==========    =========

Supplemental disclosures of cash flow information:

Cash paid during the periods for:

  Interest                                               $   40,924    $   4,097
                                                         ==========    =========
  Income taxes                                           $  191,628    $  38,946
                                                         =========     =========



   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




1.       Summary of Significant Accounting Policies


The Company

 Avenue Entertainment Group, Inc. (the "Company") is principally engaged in the development, production and distribution of feature films, television series, movies-for-television, mini-series and film star biographies.



 Generally, theatrical films are first distributed in the theatrical and home video markets. Subsequently, theatrical films are made available for world-wide television network exhibition or pay television, television syndication and cable television. Generally, television films are first licensed for network exhibition and foreign syndication or home video, and subsequently for domestic syndication on cable television. The revenue cycle generally extends 7 to 10 years on film and television product.


Basis of Presentation

The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-SB and Form 2-SB for the year ended December 31, 1996. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 1997, the results of operations and its cash flows for the three months and nine month periods ended September 30, 1997 and 1996 have been included. The results of operations for the interim period are not necessarily indicative of results which may be realized for the full year.

                        AVENUE ENTERTAINMENT GROUP, INC.

                                   (Unaudited)



2.       Film Costs

Film costs consist of the following:

                                                   September 30,    December 31,
                                                       1997              1996

In process or development                          $   398,218      $   224,452
Released, net of accumulated amortization
 of $7,998,457 and $6,862,176, respectively          1,226,328        1,773,874
                                                   -----------       ----------
                                                    $1,624,546       $1,998,326


3.       Loan Payable

On May 27, 1997, the Company entered into an unsecured demand note which provides the Company with borrowings (the "Note") in the principal amount of $250,000, at prime plus 1%, with Fleet Bank, National Association, which is payable on demand, but in any event not later than May 27, 1998. As of September 30, 1997, $227,500 had been borrowed under the Note at an interest rate of 9.50%.



4.       Subsequent Event



On November 7, 1997, the Company sold 170,000 shares of common stock to an investment group and realized proceeds of $850,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.



The following discussion and analysis should be read in conjunction with the Company's consolidated condensed financial statements and related notes thereto.


General

The Company is an independent entertainment company which, through its two operating subsidiaries, (Avenue Pictures and Wombat Productions) produces motion pictures for theatrical exhibition, television and other ancillary markets, both domestically and internationally.

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


Results of Operations

For the quarter and nine months ended September 30,1997 the Company had a loss before income taxes of $509,000 and $874,000 compared to income of $62,000 and $7,000 for the quarter and nine months ended September 30, 1996. The loss for the periods was the result of several factors. For the quarter ended September 30,1997, the Company's licensing revenue decreased significantly at its Wombat division. In addition, for the quarter ended September 30, 1997, the Company recorded $70,000 of amortization of goodwill related to the acquisition of Avenue Pictures, as well as increased expenses related to the operations and the business development of Avenue Pictures. The increased loss before income taxes for the nine months ended September 30, 1997 was the result of increased general and administrative expenses, which were primarily salaries, professional fees, occupancy costs and $210,000 of amortization of goodwill related to the purchase of Avenue Pictures on September 30, 1996. In addition, Wombat experienced reduced revenues for the period which were partially mitigated by the revenue generated by Avenue Pictures for the period.


Comparison of Three Months Ended September 30, 1997 and 1996

Revenues

Revenues for the three months ended September 30, 1997 were $116,000 compared to $568,000 for the three months ended September 30, 1996. The revenues for the three months ended September 30, 1997 were primarily derived from the operations of Wombat and were approximately $106,000, a decrease of $462,000 from the comparable period of the prior year. Of the revenues earned by Wombat during the three months ended September 30, 1997, approximately $64,000 was derived from licensing of rights to Wombat programming in secondary markets (Janson Associates), which accounted for 61% of revenues in 1997, as compared to 5% of revenues in 1996.


Film Production Costs

Film production costs for the three months ended September 30, 1997 was $27,000 compared to $186,000 for the three months ended September 30, 1996 as a result of reduced revenues recognized by Wombat for the 1997 period.


Selling, General and Administrative

Selling, general and administrative (S,G&A) expenses for the three months ended September 30, 1997 were $599,000 compared to $320,000 for the three months ended September 30, 1996. Included in the three months ended September 30, 1997 expenses are $325,000 of S,G&A expenses relating to Avenue Pictures' operations and were principally salaries and related benefits, professional fees and occupancy expenses. In addition, the Company recognized approximately $70,000 amortization of goodwill related to the Avenue acquisition on September 30, 1996.


Comparison of Nine Months Ended September 30, 1997 and 1996

Revenues

Revenues for the nine months ended September 30, 1997 were $2,242,000 compared to $1,540,000 for the nine months ended September 30, 1996. The revenues for the nine months ended September 30, 1997 were derived from revenues generated by Avenue Pictures which was acquired on September 30, 1996 and the operations of Wombat. Revenues from the operations of Avenue Pictures for the nine months ended September 30, 1997 amounted to approximately $1,457,000 and were primarily derived from the delivery to Hallmark of the made-for-television movie "Tell Me No Secrets" and the recognition of the producing and overhead fees on the feature film "The Road to Graceland", which accounted for approximately 61% of the consolidated revenues for the nine months ended September 30, 1997. Revenues from Wombat operations for the nine months ended September 30, 1997 were approximately $785,000, a decrease of $754,000 from the comparable period of the prior year. Of the revenues earned by Wombat during the nine months ended September 30, 1997, approximately $286,000 was derived from the completion and availability of two one-hour motion picture profiles to A&E. The remaining revenue was derived from licensing of rights to Wombat programming in secondary markets (Janson Associates), which accounted for 63% of revenues in 1997, as compared to 43% of revenues in 1996.


Film Production Costs

Film production costs for the nine months ended September 30, 1997 was $1,178,000 compared to $484,000 for the nine months ended September 30, 1996. The increase can be primarily attributed to the film amortization relating to "Tell Me No Secrets" in the amount of $916,000.


Selling, General and Administrative

Selling, general and administrative (S,G&A) expenses for the nine months ended September 30, 1997 were $1,923,000 compared to $1,049,000 for the nine months ended September 30, 1996. Included in the nine months ended September 30, 1997 expenses are $973,000 of SG&A expenses relating to Avenue Pictures' operations and were principally salaries and related benefits, professional fees and occupancy expenses. Wombat's SG&A expenses decreased by approximately $344,000 primarily as a result of decreased commissions paid to Janson Associates resulting from decreased licensing revenues. In addition, the Company recognized approximately $210,000 amortization of goodwill related to the Avenue acquisition on September 30, 1996.


Liquidity and Capital Resources

At September 30, 1997, the Company had approximately $500,000 of cash and approximately $730,000 of short term investments. On November 7, 1997, the Company sold 170,000 shares of common stock to an investment group and realized proceeds of $850,000.



During the nine months ended September 30, 1997, the Company's cash decreased by $187,000. On May 27, 1997, the Company entered into an unsecured demand note which provides the Company with borrowings (the "Note") in the principal amount of $250,000, at prime plus 1%, with Fleet Bank, National Association, which is payable on demand, but in any event not later than May 27, 1998. As of September 30, 1997, $227,000 had been borrowed under the Note.

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



                               September 30, 1997


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                            AVENUE ENTERTAINMENT GROUP, INC.

DATE:         November 14, 1997             BY: Gene Feldman
                                                Chairman of the Board



DATE:         November 14, 1997             BY:  Cary Brokaw
                                                 President and Chief Executive
                                                 Officer, Director



DATE:         November 13, 1997             BY:  Sheri L. Halfon
                                                 Vice President and Chief
                                                 Financial Officer, Director