Form 10KSB
period 1997-12-31
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 1998-04-15
CIK 1023298

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                     Commission File Number 001-12885
                        AVENUE ENTERTAINMENT GROUP, INC.
                 (Name of Small Business Issuer in its charter)

            Delaware                                             95-4622429
(State or other jurisdiction                                (I.R.S.   Employer
 of incorporation or organization)                           Identification No.)


11111 Santa Monica Blvd., Suite 2110, Los Angeles, CA              90025
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:          (310) 996-6800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of each exchange on which registered:
Common Stock, $.01 Par Value                   American Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:         None

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

State issuer's revenues for its most recent fiscal year.   $2,367,000

As of March 2, 1998, the aggregate market value of the voting and non-voting common equity, held by non-affiliates (assuming for this calculation only that all officers and directors are affiliates) was approximately $14,421,292 based on the closing price of the Common Stock on the American Stock Exchange on March 2, 1998.

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

Class                                              Outstanding at March 2, 1998
-----                                              ----------------------------
Common Stock, par value $.01 per share                    4,072,838 shares

DOCUMENTS INCORPORATED BY REFERENCE:                        None

                                                 TABLE OF CONTENTS
                                                                        Page
PART I

         Item 1.    Description of Business...............................1

         Item 2.    Description of Property..............................16

         Item 3.    Legal Proceedings....................................16

         Item 4.    Submission of Matters to a Vote of
                    Security Holders.....................................16

PART II

         Item 5.    Market for the Registrant's Common Equity
                    and Related Stockholder Matters......................17

         Item 6.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........18

         Item 7.    Financial Statements................................F-1

         Item 8.    Changes In and Disagreements with Accountants
                    on Accounting and Financial Disclosure............III-1

PART III

         Item 9.    Directors, Executive Officers, Promoters
                    and Control Persons; Compliance with
                    Section 16(a) of the Exchange Act.................III-1

         Item 10.   Executive Compensation............................III-3

         Item 11.   Security Ownership of Certain
                    Beneficial Owners and Management..................III-6

         Item 12.   Certain Relationships and Related
                    Transactions......................................III-8

         Item 13.   Exhibits and Reports on Form 8-K..................III-10

ITEM 1.       DESCRIPTION OF BUSINESS

General

         Avenue Entertainment Group, Inc. (the "Company") is an independent entertainment company which, through its two operating subsidiaries, Avenue Pictures, Inc. ("Avenue Pictures") and Wombat Productions, Inc. ("Wombat") develops and produces motion pictures for theatrical exhibition, television, and other ancillary markets, both domestically and internationally.

Share Exchange and Reincorporation

         Pursuant to a Share Exchange Agreement (the "Share Exchange Agreement"), dated as of September 30, 1996, among Cary Brokaw, Avenue Pictures, and The CineMasters Group, Inc. ("CineMasters"), CineMasters acquired all of the outstanding capital stock of Avenue Pictures from Mr. Brokaw, then the sole shareholder of Avenue Pictures, in exchange for 1,425,000 shares of CineMasters common stock ("CineMasters Common Stock") (the "Business Combination").

         Following the Business Combination, the Board of Directors and shareholders of CineMasters approved a transaction pursuant to which (i) all of the assets of the Wombat Productions division (the "Wombat Division") of CineMasters were transferred, subject to all related liabilities and obligations, to its newly-formed, wholly-owned Delaware subsidiary, Wombat, (ii) CineMasters was merged with and into the Company (its newly-formed, wholly-owned Delaware subsidiary) with the Company being the surviving corporation in the merger (the "Reincorporation"), and (iii) each stockholder of CineMasters received an equal number of shares of the Company in exchange for each share of capital stock of CineMasters held by such stockholder immediately prior to the effective time of the Reincorporation (the "Effective Time"). As a result of the Reincorporation, Avenue Pictures became a wholly-owned subsidiary of the Company.

Avenue Pictures

         Avenue Pictures was founded by Cary Brokaw in 1991. Mr. Brokaw has extensive experience in the motion picture industry. He began his career in the marketing department at Twentieth Century Fox. He also served as executive vice president at Cineplex Odeon and was president and chief executive officer of Island Pictures.

         Mr. Brokaw has particular experience in producing and releasing modestly budgeted independent films which appeal to the more sophisticated theatergoer. He has enjoyed success with such films as Choose Me, El Norte, Kiss of the Spider Woman, The Trip to Bountiful, Mona Lisa and Spike Lee's first film, She's Gotta Have It. Mr. Brokaw is responsible for the production and release of Gus Van Sant's Drug Store Cowboy, James Foley's After Dark My Sweet, Michael Lindsay-Hogg's The Object of Beauty, Jane Campion's Sweetie, and Jim Sheridan's The Field. Mr. Brokaw was the producer of Robert Altman's The Player, the celebrated and successful comedy which was nominated for five Academy awards, including Best Picture. Mr. Brokaw also produced Robert Altman's Short Cuts, which was nominated for several Academy Awards. More recently, Mr. Brokaw produced Restoration, the Academy-Award winning and critically acclaimed epic adventure directed by Michael Hoffman and released by Miramax Films. In 1996, Mr. Brokaw produced Sony Pictures' Voices from a Locked Room, directed by Malcolm Clarke and starring Jeremy Northam and Tushka Bergen. In February 1998, Avenue Pictures completed Finding Graceland starring Harvey Keitel, Johnathan Schaech, and Bridget Fonda based on an original screenplay developed by Avenue Pictures, which was fully financed by Largo Entertainment Corp., a wholly owned subsidiary of JVC Entertainment, Inc. ("Largo"). Finding Graceland is expected to be released in the Fall of 1998. Largo is currently negotiating a domestic distribution agreement.

         Avenue Pictures is in the business of producing feature films, television films, and series for television. As set forth in greater detail below, Avenue Pictures is currently active in developing and producing projects in each of its three areas of activity.

Business Approach

         As an independent producer of feature films and television programming, Avenue Pictures does not have sufficient capital to independently finance its own productions. Accordingly, most of its financial resources are devoted to financing development activities which include the acquisition of underlying literary works such as books, plays, or newspaper articles and commissioning of screenplays based upon such underlying literary works. A key element in the success of the development process is Mr. Brokaw's reputation in the entertainment business and his access to and relationships with creative talent.

         It is the ability to identify and develop attractive properties which is instrumental to the success of independent producers such as Avenue Pictures. In particular, the feature film industry relies heavily on independent producers to identify projects which are then developed further or produced and distributed by the major studios. Independent producers serve a similar function in the television industry. Avenue Pictures employs a flexible strategy in developing its motion picture and film properties. Wherever possible, it employs its own capital and financial resources in developing a project to the point where it is ready to go into production. Typically, this means putting together a "package" which consists of the underlying property, a script that is ready for production, and key talent, including a director and principal cast. The benefit of developing a project to this advanced stage is that Avenue Pictures will have maximum leverage in negotiating production and financing arrangements with a distributor. Nevertheless, there are occasions when Avenue Pictures benefits from the financial assistance of a studio at an earlier stage. These occasions may be necessary as a result of lengthy development of a script, the desirability of commissioning a script by a highly paid writer, the acquisition of an expensive underlying work, or a significant financial commitment to a director or star. Moreover, when developing a property for series television, it is almost essential to involve a network at an earlier stage inasmuch as development and production of a television series requires a much larger financial commitment than production of a television movie.

         In addition to the development and production strategies described above, Avenue Pictures also considers various production financing alternatives which are available whereby commitments from various end users such as independent domestic distributors, foreign distributors, cable networks, and video distributors can be combined to finance a project without a major studio financial commitment. Set forth below are Avenue Pictures's current projects in the feature film, made-for-television, and series television categories, including a brief description of the financial arrangements which pertain to each type of production.

Feature Films

         Currently, Mr. Brokaw serves as the producer or executive producer of all Avenue Pictures films with overall responsibility for their development, financing, and production arrangements. Avenue Pictures is paid a producing fee for both the services of Mr. Brokaw and for Avenue Pictures's services in connection with the development and production of each feature film, in addition to a negotiated profit participation. The nature of the profit participation is a function of Mr. Brokaw's standing as a producer and Avenue Pictures's relative bargaining position with respect to each project. As set forth above, Avenue Pictures's bargaining position is enhanced by the development and "packaging" of a project to the fullest possible extent before seeking the financial assistance of a studio or distributor.

         Current feature film projects for Avenue Pictures include the following titles: The Diviners, Angels in America, The Moviegoer, Mindhunters, AKA Goldfish and Stand by Your Man.

         Finding Graceland, an original screenplay developed by Avenue Pictures, directed by David Winkler and starring Harvey Keitel, Johnathan Schaech, and Bridget Fonda, was completed in May 1997 and was delivered to Largo in February 1998. The $11 million film was fully financed by Largo. Largo currently plans to distribute the film in foreign markets by licensing the rights to most major territories and through a network of sales representatives in other territories. In the domestic market, principally the United States and Canada, Largo is currently negotiating to license the film. After Largo receives a distribution fee for its services and recoups its expenses and investment in the film plus interest, Avenue Pictures will receive a profit participation of approximately 50% out of which all third party participants must be paid.

         Avenue Pictures will produce the film Angels in America, based on the Pulitzer Prize and Tony Award winning play by Tony Kushner. Director P.J. Hogan of Muriel's Wedding and My Best Friend's Wedding, starring Julia Roberts, has agreed to direct the picture. Several major actors, including Al Pacino and Meryl Streep, have agreed to star in the motion picture. Developed at New Line Cinema, Avenue is now negotiating with several studios with respect to financing of the film. Avenue Pictures hopes to start filming in late 1998.

         Tri-Star Pictures has financed the development of a film based upon the Walker Percy novel, The Moviegoer. Actor Julia Roberts is contractually committed to the film subject to approval of the final script and choice of director. Terence Malik, director of Badlands, Days of Heaven, and the upcoming The Thin Red Line, has written the screenplay and may direct. Tri-Star has placed this project in turnaround and Avenue is in discussions with several other studios to finance the film.

         Woody Harrelson and Liv Tyler are committed to star in The Diviners. The Diviners is based on a play by Jim Leonard, Jr. who also wrote the screenplay. Avenue Pictures has an option to acquire the screenplay and is finalizing financing for the film. Avenue Pictures anticipates commencing filming in August 1998.

         Mindhunters is a screenplay developed by Avenue Pictures and sold to Twentieth Century Fox in a bidding war. Now on the fast track to production, the story concerns a serial killer amidst the most elite unit of the FBI. The script is out to several directors and, subject to casting, production is anticipated for July 1998.

         The Company has recently acquired an option to the original screenplay Stand by Your Man by Andy Borowitz, creator of "The Fresh Prince of Bel Air". The Company is simultaneously in the process of casting the film and securing a director and financing for the film and production is anticipated for late 1998.

         The Company is completing the financing of Yanqui Dollar, which is expected to star Bob Hoskins. Based upon a screenplay by Martin Stellman and Brian Ward, and to be directed by Brian Ward, production is scheduled to commence in July 1998.

         Dimension Pictures/Miramax Films have recently agreed to finance the development of JINX and AKA Goldfish, based on the acclaimed underground comic book by Brian Michael Bendis. Mr. Bendis has completed a screenplay of AKA Goldfish which has been submitted to potential directors. Subject to the process of selecting a director and cast, filming is anticipated for fall 1998.

         Although Avenue Pictures continues to pursue vigorously the development and/or production of these projects, there can be no assurance that each project will be produced within the indicated time frame and budget due to the contingencies of securing talent, financing, and distribution.

         In addition to these projects, Avenue Pictures is currently developing approximately fifteen additional projects. However, no assurance can be given as to when or if any of these projects will be completed.

Made-for-Television/Cable Movies

         Avenue Pictures has also successfully produced made-for-television movies and movies for cable television. Movies produced for television include:
In The Eyes of a Stranger, which aired on CBS in the spring of 1992, See Jane Run, based on the best-selling novel by Joy Fielding, starring Joanna Kerns
(ABC) which aired in January 1995 and was rebroadcast on ABC on June 15, 1997, and A Stranger in Town, an adaptation of R.T. Marcus's play starring Jean Smart and Gregory Hines, which aired on CBS in March of 1996. More recently, Avenue Pictures produced The Almost Perfect Bank Robbery starring Brooke Shields and Dylan Walsh for CBS, Two Mothers for Zachary for ABC starring Valerie Bertinelli and Vanessa Redgrave, and Tell Me No Secrets starring Lori Loughlin and Bruce Greenwood which aired on ABC in January 1997.

         For cable television, Avenue Pictures produced Amelia Earhart: The Final Flight for Turner Network Television, starring Diane Keaton, Rutger Hauer, and Bruce Dern, and directed by Yves Simoneau which aired in June 1994, and Path To Paradise: The Untold Story of the World Trade Center Bombing for HBO, starring Peter Gallagher, Marcia Gray Hardin, and Art Malik and directed by Leslie Libman and Larry Williams. Path to Paradise aired on June 14, 1997.

         Typically, the domestic broadcaster of a made-for-television movie pays a license fee which entitles it to a limited number of airings of the movie over a designated period of time (generally 2-5 years). The initial network/cable license fees generally range from $2.5 -$3.5 million dependent upon the broadcaster and the nature and content of the programming. Producers such as Avenue Pictures have historically been required to expend production costs in excess of the initial domestic network/cable broadcast license fee. The practice of incurring production costs in excess of the initial domestic network/cable broadcast license fee is generally referred to as "deficit financing." This deficit financing is generally recovered through sales of the made-for-television movie in media and territories other than domestic network/cable broadcasting, such as international free television, domestic syndication (post initial broadcast license), domestic and international pay television, and domestic and international home video. Unlike many television producers who must seek licensing arrangements on a project-by-project basis to cover its deficit financing, Avenue Pictures has historically entered into output arrangements which provide it the ability to assemble financing more easily and enable it to move forward more efficiently with its television projects. Avenue Pictures had an output agreement which expired in October 1997 with RHI Entertainment, Inc., a distribution company which is a wholly owned subsidiary of Hallmark Entertainment, Inc. ("Hallmark"). Avenue Pictures retains 100% ownership in its made-for-television movies subject to the rights licensed to the initial domestic network/cable broadcaster and Hallmark.

         In March 1998, Avenue Pictures Television concluded a new two year distribution agreement with Pearson Television, a division of Pearson Plc. With vast interests in publishing, media and television, Pearson is one of the world's largest and most prestigious distributors of television programming. Like the Hallmark agreement, Avenue has granted Pearson the right to license Avenue Pictures Television programs (i) internationally and (ii) in the domestic market subsequent to the initial network license period. Like the previous arrangement with Hallmark, Avenue holds the copyright to its television programs and Pearson pays Avenue a substantial predetermined advance against its distribution rights to all such movies. In addition, Pearson provides Avenue a recoupable contribution to its operating overhead on a monthly basis and a development fund on an annual basis.

         Neither the Hallmark nor Pearson agreements cover television movies which Mr. Brokaw or other Avenue Pictures executives produce pursuant to "for hire" arrangements with programmers. In such producer-for-hire arrangements, Mr. Brokaw and Avenue Pictures do not have financing responsibility or ownership for the films. Mr. Brokaw receives a substantial producer's fee for such services. Mr. Brokaw has provided services to HBO as a producer-for-hire on Path to Paradise. Mr. Brokaw has also been asked to executive produce Drugs, Inc.:
Sympathy for the Devil, a two hour movie about the infamous drug lord Pablo Escobar for HBO. Sympathy for the Devil, which is still in the development stage, is expected to begin principal photography in late 1998 or early 1999.

         Avenue Pictures has approximately fifteen television movies in development, including Don't Cry Now (ABC), based on Joy Fielding's best selling novel, and Spree, The Andrew Cunanan Story (ABC) and The Replacement Husband
(NBC). In addition, in March 1998, Avenue Pictures Television secured an order from CBS to develop a script for a three night, six hour mini-series entitled American Country. Based upon the upcoming book American Country by Bud Schaetzle, the mini-series will be accompanied by a three compact disc release featuring the program's exceptional country music soundtrack. The mini-series tells the story of four generations of one extended musical family whose lives are interwoven with the development of country music and the events of the twentieth century. It is the story of the quintessential American family with the rich backdrop of the evolution of country music from its pre-radio roots to its phenomenal current popularity. Although Avenue Pictures is actively pursuing these projects, there can be no assurance that each or any project will be produced due to Avenue Pictures's reliance upon the network and cable programmers who must approve and order the films in order to provide adequate financing.

Series Television

         Currently, Avenue Pictures is in development with several television series. In conjunction with New Line Television, Avenue Pictures has developed and produced a one-hour pilot for a television series based upon the movie, The Player, for which Mr. Brokaw serves as Executive Producer. ABC has financed the pilot with New Line Television. The pilot was delivered to ABC in late May 1997. ABC has declined to produce a series based on the pilot. However, New Line Television is currently negotiating with another network interested in producing the series.

         Avenue Pictures is also working on three other television series which are in the developmental stage, including Street Life written by Joseph Cacaci, which is a one hour series being developed with Warner Brothers Television, and Sports Freaks.

Competition

         The motion picture industry is extremely competitive. The competition comes from both companies within the same business and companies in other entertainment media which create alternative forms of leisure entertainment. Avenue Pictures competes with several "major" film studios which are dominant in the motion picture industry, as well as with numerous independent motion picture and television production companies, television networks, and pay television systems for the acquisition of literary properties, the services of performing artists, directors, producers, and other creative and technical personnel, and production financing. Many of the organizations with which Avenue Pictures competes have significantly greater financial and other resources than does Avenue Pictures. In addition, Avenue Pictures's films compete for audience acceptance with motion pictures produced and distributed by other companies. As a result, the success of Avenue Pictures's production is also heavily dependent on public taste, which is both unpredictable and susceptible to change without warning.

         A limited number of independent production companies are as actively involved in the production of both feature films and television movies. The management of Avenue Pictures believes that its established track record of high quality, critically acclaimed films attracts some of the best writing, directing, and acting talent in the industry. In addition, Mr. Brokaw's years of experience in the business and strong reputation further enhance the competitive edge of Avenue Pictures.

Major Customers

         Avenue Pictures's revenue has historically been derived from the production of a relatively small number of programs. Given this fact, the limited number of outlets for the Avenue Pictures productions, and the individually significant license fees generated from certain of its sales, certain customers have historically accounted for a significant portion of Avenue Pictures's revenue. Avenue Pictures derived approximately 40% and 15% of the Company's total revenue from Hallmark and Largo, respectively, for the year ended December 31, 1997.

Employees

         Avenue Pictures has nine full time employees and one part time employee.


Wombat

         Wombat was formed in March 1997 to acquire all of the assets of the Wombat Division of CineMasters, founded in 1969 by Gene Feldman and his wife, Suzette St. John Feldman. Historically, Wombat's primary focus has been the production of one hour motion picture profiles of Hollywood's biggest stars which are aired by the major cable networks. Gene Feldman and Suzette St. John Feldman have produced films together for over twenty years.

         The following titles, produced since 1982, are included in the Wombat program library:

                    Program Library- The Hollywood Collection

  "Hollywood's Children"                  "Clint Eastwood: The Man From Malpaso"
  "The Horror Of It All"                  "Audrey Hepburn Remembered . . ."
  "Ingrid"                                "Mae West ..And The Men Who Knew Her"
  "Marilyn Monroe:  Beyond The Legend"    "The Story Of Lassie"
  "Steve McQueen:  Man On the Edge"       "Charlton Heston:  For All Seasons"
  "Grace Kelly:  The American Princess"   "Roger Moore:  A Matter of Class"
  "Cary Grant:  The Leading Man"          "Yul Brynner:  The Man Who Was King"
  "Gregory Peck:  His Own Man"            "Ingrid Bergman Remembered"
  "William Holden:  The Golden Boy"       "Burt Lancaster:  Daring To Reach"
  "Vivien Leigh:  Scarlett And Beyond"*   "Jack Lemmon:  America's Everyman"
  "Anthony Quinn:  An Original"           "Joan Crawford:  Always The Star"
  "Robert Mitchum:  The Reluctant Star"   "Fred MacMurray:  The Guy Next Door"
  "Michael Caine:  Breaking The Mold"     "Intimate Portrait:  Shirley MacLaine"
  "Shirley Temple:  America's Little      "Barbara Stanwyck: Straight Down the
                    Darling"                                 Line"
  "Walter Matthau: Diamond in the Rough" "Gary Cooper: The Face of a Hero" "Alan Ladd: The True Quiet Man" **

* Turner Broadcasting System owns the copyright on "Vivien Leigh: Scarlett and Beyond." All other copyrights are owned by Wombat.

** Wombat recently completed "Alan Ladd: The True Quiet Man".

         Wombat recently completed the last two one-hour documentaries under its agreement with the A&E Cable Network ("A&E"). Walter Matthau: Diamond in the Rough which was delivered on May 23, 1997, and Gary Cooper: The Face of a Hero which was delivered on October 10, 1997. Wombat recently completed production on a self-financed program, Alan Ladd: The True Quiet Man. Wombat is also self-financing a 90-minute pilot for a new series on performance artists entitled Betty Buckley: In Performance & In Person. This program will be an intimate look at the talent and life of this Tony award-winning stage, film and television actress. Wombat is currently seeking distribution arrangements with cable or public television companies which would license these programs from Wombat. To date, Gene Feldman and Suzette St. John Feldman have produced 30 film star biographies. Among their awards was a Cable Ace award for a film on Robert Mitchum and an Emmy nomination for a program on Audrey Hepburn.

         The process of preparing a biography generally takes four months from start to finish. In preparing the biography, Wombat uses interview materials, film clips, public domain films, trailers, still photos, archival materials, and newsreels. Wombat conducts interviews with the subject of the biography, if he or she is still alive, and various family members, friends, and associates of the individual. Additional research on the figures involves the gathering and reading of any publicly available information, including biographical and autobiographical materials and interviews with biographers. Generally, all interviewees sign releases and participate willingly in the compilation of materials for the biography at no cost to Wombat.

         Gene Feldman and his wife, Suzette St. John Feldman, do all research on the figures as well as produce, write, and direct the biographies. In addition, Wombat employs a staff cameraperson/ editor and an associate producer. Budgets for the films range from $200,000 to $250,000 per film. Once the film is completed, Wombat submits the film to the principal licensee for its content and technical approval.

Production Arrangements

         Wombat has in the past substantially relied upon the financial commitments of A&E and other United States television and cable companies to fund the production of its programs and upon Janson Associates for their world-wide distribution once completed. At present, Wombat does not have a distribution arrangement with a domestic television or cable company and is producing its current projects with deficit financing. Although Wombat has had preliminary discussions with respect to the sale of its self-financed projects and with other parties for similar types of arrangements, no such sales or agreements have been entered into, and there can be no assurance that Wombat will be able to enter into arrangements with other parties on similar or otherwise acceptable terms. Wombat's future production activities will depend on its ability to sell the projects it is currently self-financing or to enter into future production arrangements.

         A&E: In 1997, Wombat completed the last two one-hour documentaries under its agreement with A&E. Pursuant to an Agreement, dated as of December 5, 1994 and amended as of June 27, 1995 and as of October 1, 1996, A&E commissioned the production of seven one-hour motion picture profiles by Wombat, all of which have now been completed. A&E paid an advance on each program for which it received an exclusive five-year exhibition period per program in the United States and its territories and possessions and, in the English language only, Canada, Mexico, Central America, and the Caribbean. In addition, A&E had two successive options, each to order up to five additional programs. A&E exercised its first option for three additional programs, for which Wombat received increased advances. A&E has determined not to exercise additional options. A&E also has two successive options to extend the exhibition periods of their ordered programs for an additional payment. To date, A&E has not exercised any of its extension options.

Distribution Arrangements

         Pursuant to a Distribution Agreement (the "Distribution Agreement"), dated July 1, 1995 and amended on April 28, 1996, between Wombat and Janson Associates, Inc. ("Janson"), Janson was granted the sole and exclusive right, subject to the production arrangements described above, to license substantially all of the Wombat film library for all forms of television and video worldwide for a period of ten years, subject to automatic renewals in three year increments. In consideration of Janson's services under the Distribution Agreement, Janson is entitled to retain a distribution fee, ranging from 25% to 40%, depending upon whether such distribution is via domestic television network, syndication, international television, or home video, of the gross receipts derived from the licensing of each program.

         In addition, Janson is reimbursed for certain distribution expenses out of gross receipts. The remaining balance is remitted to Wombat as its licensor royalty. See Item 12 "Certain Relationships and Related Transactions." There has been a downturn in revenues derived from Janson as a result of recent consolidations among major media conglomerates seeking to control content as they expand their international distribution channels with new and proprietary cable and satellite networks and program services.

Competition

         Wombat was one of the first production companies specializing in the distribution of profiles of movie stars and has since established itself as a market leader. Competitors include independent production companies and subsidiaries of major studios. Although some of the Wombat competitors have the advantage of being affiliated with established studios, and, as such, have greater financial resources, Wombat has developed a reputation in the industry for producing quality biographies with a personal touch.

Major Customers

         Wombat has in the past substantially relied upon the financial commitments of A&E and other United States television and cable companies to fund the production of its programs and upon Janson for their worldwide distribution once completed. Wombat derived approximately 17% of the Company's total revenues from A&E for the twelve months ended December 31, 1997 and approximately 24% of the Company's total revenues from Janson for the twelve months ended December 31, 1997

Employees

         Wombat has four full time employees and one part time employee.


Business Strategy

         The Company's primary goal is significant and sustained growth through an increased level of development and production activity in both motion pictures and television. Future revenues and profitability will depend on the Company's ability to successfully develop and finance viable film and television properties.

         In order to increase its production activity in cable and long form television, the Company will attempt to form exclusive arrangements with other established independent producers to work within Avenue Television's aegis. Such relationships would allow the Company to significantly increase its production activity and to more fully capitalize on its favorable distribution relationships. The Company recently hired an individual to spearhead its television division with responsibility for TV production and an additional focus on miniseries and "event television."

         In series television, the Company will continue to explore development and production opportunities based on its film properties, television properties, and writer relationships without committing significant financial resources to this area of its business.

         Wombat will continue to produce its film biographies on a more limited basis utilizing its own capital while continuing to explore new production and distribution arrangements. A&E has expressed preliminary interest in dramatized biographical films, including some of Wombat's previously profiled subjects. The expanding international marketplace, as well as the enhanced brand awareness of the Avenue Pictures/Wombat label, may have the potential to expand the market and potential licensing revenue for the Wombat library. However, no assurance can be given that additional production talent will be available when needed by the Company. Further, no assurance can be given that additional funding, whether from financial markets or collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company.

International Sales & Distribution

         As the global market for entertainment programming continues to expand, the Company foresees real opportunity in developing an international sales division. With its own sales organization the Company believes it can optimize revenues from programming both produced and acquired by the Company. The practice of pre-selling films internationally significantly reduces financial risk and increases both the cash flow and ability to finance this area of the Company's business activity. Direct involvement in international sales also provides favorable opportunities in the areas of co-production and co-financing which can further benefit the Company. No assurance can be given that such co-production and co-financing opportunities will be available to the Company.

         Through an international sales division, the Company will either act as its own sales agent in international markets, sell foreign rights to third parties in the international marketplace, or sell certain rights while retaining others which the Company may exploit on its own. To the extent the Company retains any of these foreign rights, the Company's financial commitment with respect to a particular motion picture may be substantially increased. Although the Company believes that its expansion into this area can provide opportunities for future growth, foreign distribution creates certain additional risks, including the necessity for additional capital, an increase in operating overhead, fluctuation in currency exchange rates, and changes in foreign exchange control laws. No assurance can be given that Company funds will be available to create and develop an international sales division.


The Motion Picture Industry

General

         The motion picture industry consists of two principal activities: production, which involves the development, financing, and production of motion pictures; and distribution, which involves the promotion and exploitation of feature-length motion pictures in a variety of media, including theatrical exhibition, home video, television, and other ancillary markets, both domestically and internationally. The United States motion picture industry is dominated by the "major" studios, including The Walt Disney Company, Paramount Pictures, Warner Brothers, Universal Pictures, Twentieth Century Fox, Columbia/Tri-Star Pictures, and MGM/UA. The major studios are typically parts of large diversified corporations that have strong relationships with creative talent, exhibitors, and others involved in the entertainment industry and whose non-motion picture operations provide a stable source of earnings and cash flow which offset the variations in the financial performance of their new motion picture releases and other aspects of their motion picture operations. The major studios have historically produced and distributed the vast majority of high grossing theatrical motion pictures released annually in the United States.

Independent Film

         At the same time that films released by the major studios have become more expensive, currently with average budgets exceeding $40 million (as reported by the Motion Picture Association of America ("MPAA")), low budget "independent films" have successfully entered the market. Typically, such films are more character driven than plot driven and originally they lacked major stars. Miramax, originally an independent distributor (now owned by Disney), broke ground in this area with films like "My Left Foot" and "The Piano."

         Over the last several years there have been other notable "independent-type" films such as "Four Weddings and A Funeral", "Pulp Fiction", and "Scream." Indeed, given the relatively small financial risk of producing and releasing such films, all of the major studios have started or are studying the feasibility of production and distribution units focusing on smaller, independent-type films.

         The  growth  of  this  product  and  market   segment   should  provide
opportunities for Avenue Pictures which is one of the pioneers in this area.

Motion Picture Production and Financing

         The production of a motion picture begins with the screenplay adaptation of a popular novel or other literary work acquired by the producer or the development of an original screenplay having its genesis in a story line or scenario conceived or acquired by the producer. In the development phase, the producer typically seeks production financing and tentative commitments from a director, the principal cast members and other creative personnel. A proposed production schedule and budget are also prepared during this phase.

         Upon completing the screenplay and arranging financing commitments, pre-production of the motion picture begins. In this phase, the producer engages creative personnel to the extent not previously committed; finalizes the filming schedule and production budget; obtains insurance and secures completion guaranties, if necessary; establishes filming locations and secures any necessary studio facilities and stages; and prepares for the start of actual filming. Principal photography (the actual filming of the screenplay) generally extends from seven to twelve weeks, depending upon such factors as budget, location, weather, and complications inherent to the screenplay.

         Following completion of principal photography in what is typically referred to as post-production, the motion picture is edited; opticals, dialogue, music, and any special effects are added; and voice, effects, and music sound tracks and pictures are synchronized. This results in the production of a fully edited negative from which release prints of the motion picture are made.

         Production costs consist of acquiring or developing the screenplay, film studio rental, principal photography, post-production, and the compensation of creative and other production personnel. Distribution expenses, which consist primarily of the costs of advertising and preparing release prints, are not included in direct production costs and vary widely depending on the extent of the release and promotional markets. Average studio budgets currently exceed $40 million. Average independents are far lower and are often less than $10 million. The major studios generally fund production costs from cash flow generated by motion picture and related activities or, in some cases, from unrelated businesses or through off-balance sheet methods. Substantial overhead costs, consisting largely of salaries and related costs of the production staff and physical facilities maintained by the major studios, also must be funded. Independent production companies generally avoid incurring overhead costs as substantial as those incurred by the major studios by hiring creative and other production personnel and retaining the other elements required for pre-production, principal photography, and post-production activities on a picture-by-picture basis. Sources of funds for independent production companies include bank loans, "pre-licensing" of distribution rights, equity offerings, and joint ventures. Independent production companies generally attempt to obtain all or a substantial portion of their financing of a motion picture prior to commencement of principal photography, at which point substantial production costs begin to be incurred and require payment.

         "Pre-licensing" of film rights is often used by independent film companies to finance all or a portion of the direct production costs of a motion picture. By "pre-licensing" film rights, a producer obtains amounts from third parties in return for granting such parties a license to exploit the completed motion picture in various markets and media. Production companies with distribution divisions may retain the right to distribute the completed motion picture either domestically or in one or more international markets. Other production companies may separately license theatrical, home video, television and all other distribution rights among several licensees.

         In connection with the production and distribution of a motion picture, major studios and independent production companies generally grant contractual rights to actors, directors, screenwriters, owners of rights, and other creative and financial contributors to share in revenues or net profits (as defined in their respective agreements) from a particular motion picture. Except for the most sought-after talent, these third-party participants are generally payable after all distribution fees, marketing expenses, direct production costs, and financing costs are recouped in full.

         Major studios and independent film companies typically incur obligations to pay residuals to various guilds and unions including the Screen Actors Guild, the Directors Guild of America, and the Writers Guild of America. Residuals are obligations arising from the exploitation of a motion picture in markets other than the primary intended market for such picture. Residuals are primarily calculated as a percentage of the gross revenues derived from the exploitation of the picture in these secondary markets. The guilds and unions typically obtain a security interest in all rights of the producer in the motion picture which is usually subordinate to the financier of the motion picture, and the completion bond company if any. The producer may transfer the residual obligation to a distributor if the distributor executes the appropriate guild assumption agreement.

Motion Picture Distribution

         General. Distribution of a motion picture involves domestic and international licensing of the picture for (a) theatrical exhibition, (b) non-theatrical exhibition, which includes airlines, hotels and armed forces facilities, (c) videocassettes and video discs, (d) television, including pay-per-view, pay, network, syndication or basic cable, and (e) marketing of the other rights in the picture and underlying literary property, which may include books, merchandising, and soundtrack albums. In recent years, revenues from the licensing of rights to distribute motion pictures in secondary (i.e., other than domestic theatrical) markets, particularly home video and international theatrical pay and free television, have increased significantly.

         The distributor typically acquires rights from the producer to distribute a motion picture in one or more markets and/or media. For its distribution rights, the distributor generally agrees to pay to the producer a certain minimum advance or guarantee upon the delivery of the completed motion picture, which amount is to be recouped by the distributor out of revenues generated from the distribution of the motion picture in particular media or territories. After the distributor's distribution fee is deducted from the gross receipt of the picture, the distributor recoups the amount advanced (if any) plus its distribution costs.

         Motion pictures may continue to play in theaters for up to six months following their initial release. Concurrently with their release in the United States, motion pictures generally are released in Canada and may also be released in one or more other international markets. A motion picture is typically available for distribution during its initial distribution cycle as follows:


                                                      Months After Initial                  Approximate
        Marketplace                                Domestic Theatrical Release            Release Period

  Domestic theatrical                                        ----                              4-6 months
  International theatrical                                   ----                             6-12 months
  Domestic home video (initial release)                    4-6 months                            6 months
  Domestic pay-per-view                                    6-9 months                            2 months
  International Video (initial release)                   6-12 months                         6-12 months
  Domestic pay television                                12-15 months                           18 months
  International television (pay or free)                 18-24 months                        12-36 months
  Domestic free television*                              30-33 months                           1-5 years
-----------------------
* Includes network, barter syndication, syndication, and basic cable.

         A substantial portion of a film's ultimate revenues are generated in a film's initial distribution cycle (generally the first five years after the film's initial domestic theatrical release). Commercially successful motion pictures, however, may continue to generate revenues after the film's initial distribution cycle from the relicensing of distribution rights in certain media, including television and home video, and from the licensing of distribution rights with respect to new media and technologies.

         Theatrical. The theatrical distribution of a motion picture involves the licensing and booking of the motion picture to theatrical exhibitors, the promotion of the picture through advertising and publicity campaigns, and the manufacture of release prints from the film negative. The size and success of the promotional advertising campaign can materially affect the financial performance of the film. Moreover, as the vast majority of these costs (primarily advertising costs) are incurred prior to the first weekend of the film's domestic theatrical release, there is not necessarily a correlation between these costs and the film's ultimate box office performance. In addition, the ability to distribute a picture during peak exhibition seasons, including the summer months and the Christmas holidays, may affect the theatrical success of the picture.

         The distributor and theatrical exhibitor generally enter into license agreements providing for the exhibitor's payment to the distributor of a percentage of box office receipts after deducting the exhibitor's overhead or a flat working amount. The percentage generally ranges from 45-60% and may change for each week the film plays in a specific theatre, depending on the success of the picture at the box office and other factors. The balance ("gross film rentals") is remitted to the distributor. The distributor then retains a distribution fee from the gross film rentals and recoups the costs of distributing the film, which consist primarily of advertising, marketing, and production cost, and the cost of manufacturing release prints. The balance of film rentals, if any, after recouping any advance or minimum guarantee previously paid to producer and interest thereon is then paid to the producer based on a predetermined split between the producer and distributor.

         Home Video. A motion picture typically becomes available for videocassette distribution within four to six months after its initial domestic theatrical release. Home video distribution consists of the promotion and sale of videocassettes to local, regional and national video retailers which rent or sell videocassettes to consumers primarily for home viewing. The market for videocassettes for home use has expanded rapidly over the past ten years, although the rate of growth in this market has slowed in recent years. Most films are initially made available in videocassette form at a wholesale price of $55 to $60 and are sold at that price primarily to video rental stores, which rent the cassettes to consumers. Owners of films generally do not share in rental income. Following the initial marketing period, selected films are remarketed at a wholesale price of $10 to $15 or less for sale to consumers. These "sell-through" arrangements are used most often with films that will appeal to a broad marketplace or to children. Some films are initially offered at a price designed for sell-through rather than rental when it is believed that the ownership demand by consumers will result in a sufficient level of sales to justify the reduced margin on each cassette sold. Home video arrangements in international territories are similar to those in domestic territories except that the wholesale prices may differ.

         Television. Television rights are generally licensed first to pay-per-view for an exhibition period within six to nine months following initial domestic theatrical release, then to pay television approximately twelve to fifteen months after initial domestic theatrical release, thereafter in certain cases to free television for an exhibition period, and then to pay television again. These films are then syndicated to either independent stations or basic cable outlets. Pay-per-view television allows subscribers to pay for individual programs, including recently released movies and live sporting, music and other events on a per use basis. Pay television allows cable television subscribers to view such services as HBO/Cinemax, Showtime/The Movie Channel, Starz, or Encore Media Services offered by their cable system operators for a monthly subscription fee. Since groups of motion pictures are typically packaged and licensed for exhibition on television over a period of time, revenues from these television licensing "packages" may be received over a period that extends beyond five years from the initial domestic theatrical release of a particular film. Motion pictures are also "packaged" and licensed for television broadcast in international markets.

         Non-Theatrical and Other Rights. Films may be licensed for use by airlines, schools, public libraries, community groups, the military, correctional facilities, ships at sea, and others. Musical compositions contained in a film which have been commissioned for that film may be licensed for sound recording, public performances, and sheet music publication. A soundtrack album may be released including music contained in a film. Rights in motion pictures may be licensed to merchandisers for the manufacturer of products such as video games, toys, T-shirts, posters, and other merchandise. Rights may also be licensed to create novelizations of the screenplay and other related book publications.

         International Markets. Motion picture distributors and producers derive revenue from international markets in the same media as domestic markets. The growth of foreign revenues has been dramatic, now accounting for more than 50% of the total revenues of many films. The increase in revenues is currently being driven primarily from the growth of television abroad. The increase in foreign television values and foreign revenues is likely to continue. Although the increased level of foreign values affects the revenues of most films, the effect is not uniform. Action films and films with major stars benefit most from foreign revenues; films with uniquely American themes with unknown actors benefit the least.

Regulation

         Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries, which laws provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, art work, still photography, and motion picture properties are separate works subject to copyright under most copyright laws, including the United States Copyright Act of 1976, as amended. The Company plans to take appropriate and reasonable measures to secure, protect, and maintain or obtain agreements to secure, protect, and maintain copyright protection for all Company pictures under the laws of applicable jurisdictions. Motion picture piracy is an industry-wide problem. The MPAA operates a piracy hotline and investigates all reports of such piracy. Depending upon the results of such investigations, appropriate legal action may be brought by the owner of the rights. Depending upon the extent of the piracy, the Federal Bureau of Investigation may assist in these investigations and related criminal prosecutions.

         Motion picture piracy is an international as well as a domestic problem. Motion picture piracy is extensive in many parts of the world, including South America, Asia (including Korea, China, and Taiwan), the countries of the former Soviet Union, and other former Eastern bloc countries. In addition to the MPAA, the Motion Picture Export Association, the American Film Marketing Association, and the American Film Export Association monitor the progress and efforts made by various countries to limit or prevent piracy. In the past, these various trade associations have enacted voluntary embargoes of motion picture exports to certain countries in order to pressure the governments of those countries to become more aggressive in preventing motion picture piracy. In addition, the United States government has publicly considered trade sanctions against specific countries which do not prevent copyright infringement of United States produced motion pictures. There can be no assurance that voluntary industry embargoes or United States government trade sanctions will be enacted. If enacted, such actions could impact the amount of revenue that the Company realizes from the international exploitation of its motion pictures depending upon the countries subject to such action and the duration of such action. If not enacted or if other measures are not taken, the motion picture industry (including the Company) may continue to lose an indeterminate amount of revenues as a result of motion picture piracy.

         The Code and Ratings Administration of the MPAA assigns ratings indicating age-group suitability for theatrical distribution of motion pictures. The Company has followed and will continue to follow the practice of submitting its pictures for such ratings.

         United States television stations and networks, as well as foreign governments, impose additional restrictions on the content of motion pictures which may restrict in whole or in part theatrical or television exhibition in particular territories. Management's current policy is to produce motion pictures for which there will be no material restrictions on exhibition in any major territories or media. This policy often requires production of "cover" shots or different photography and recording of certain scenes for insertion in versions of a motion picture exhibited on television or theatrically in certain territories.

         There can be no assurance that current and future restrictions on the content of the Company's pictures may not limit or affect the Company's ability to exhibit certain of its pictures in certain territories and media.

ITEM 2.       DESCRIPTION OF PROPERTY

         The Company's philosophy on real estate investments is to lease required properties and invest in the development of film and television properties. The Company presently subleases for itself and Avenue Pictures on a month-to-month basis approximately 3,700 square feet of office space at its corporate headquarters at 11111 Santa Monica Boulevard, Suite 2110, Los Angeles, California 90025. The rent for such space is approximately $8,000 per month.

         Wombat presently leases approximately 2,000 square feet of office space at 250 West 57th Street, Suite 2421, New York, New York, 10019 pursuant to a lease that expires on April 30, 1999. Wombat's rent for such space is approximately $5,000 per month.

         Management believes the properties herein described are adequate to handle current and short term projected business.

ITEM 3.       LEGAL PROCEEDINGS

           The Company is not involved in any material legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

                          MARKET PRICE OF COMMON STOCK

         The Common Stock commenced trading on the American Stock Exchange ("AMEX") on July 16, 1997 under the symbol "PIX." Prior to July 16, 1997, the Common Stock was traded on the Over-the-Counter Bulletin Board under the symbol "FLIK." The following table sets forth the high and low sales prices for the Common Stock on the AMEX since July 16, 1997, and, for periods prior thereto, the high and low bid prices for the Common Stock. Quotations for periods prior to July 16, 1997 represent bid prices between dealers and do not include retail mark-up, mark-down, or commissions, and do not represent actual transactions.

                    1997                        Low Bid              High Bid
                 1st Quarter                     $2 3/4               $ 4 1/2
                 2nd Quarter                     $3 3/4               $ 6
       3rd Quarter (to July 15, 1997)            $6 5/8               $ 6 5/8

                                               Low Sale              High Sale
       3rd Quarter (from July 16, 1997
           to September 30, 1997)                $5 1/2               $10 1/4

                 4th Quarter                    $51/16                $ 8 1/2

                    1996                        Low Bid              High Bid
                    ----                        -------             --------
                 1st Quarter                     $1 3/4               $ 2 1/2
                 2nd Quarter                     $2 1/4               $ 3 3/4
                 3rd Quarter                     $2 1/4               $ 3 1/2
                 4th Quarter                     $1 3/4               $ 3 1/2


         As of March 2, 1998, there were 165 holders of record of Common Stock.

         On March 2, 1998, the closing price of the Common Stock on the American Stock Exchange was $5.875.

                                 DIVIDEND POLICY

         The Company anticipates that, for the foreseeable future, earnings will be retained for the development of its business. Accordingly, the Company does not anticipate paying dividends on the Common Stock in the foreseeable future. The payment of future dividends will be at the sole discretion of the Company's Board of Directors and will depend on, among other things, future earnings, capital requirements, the general financial condition of the Company, and general business conditions. Payment of dividends may also be limited by the terms of any Preferred Stock or debt the Company may issue or incur. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes thereto.

General

         The Company is an independent entertainment company which, through its two operating subsidiaries (Avenue Pictures and Wombat), produces motion pictures for theatrical exhibition, television, and other ancillary markets, both domestically and internationally.

Share Exchange and Reincorporation

         Pursuant to a Share Exchange Agreement (the "Share Exchange Agreement"), dated as of September 30, 1996, among Cary Brokaw, Avenue Pictures, and The CineMasters Group, Inc. ("CineMasters"), CineMasters acquired all of the outstanding capital stock of Avenue Pictures from Mr. Brokaw, then the sole shareholder of Avenue Pictures, in exchange for 1,425,000 shares of CineMasters common stock ("CineMasters Common Stock") (the "Business Combination"). In connection with the Business Combination, GP Strategies Corporation, a Delaware corporation, (formerly National Patent Development Corporation) ("GP Strategies"), a significant shareholder of CineMasters, made a capital contribution to CineMasters of 90,566 shares of registered GP Strategies common stock valued at $815,000 in the aggregate, based upon the closing price per share of GP Strategies common stock on the AMEX on September 30, 1996, in exchange for 407,500 shares of CineMasters Common Stock. Such capital contribution was made by GP Strategies for investment purposes and was a condition to closing pursuant to the Share Exchange Agreement. Prior to completion of the Business Combination, in August 1996, certain affiliates and employees of GP Strategies and CineMasters contributed $185,000 in cash to the capital of CineMasters in exchange for 123,338 shares of restricted CineMasters Common Stock in a private placement transaction. In furtherance of the Business Combination, CineMasters entered into a stockholders agreement and certain employment agreements.

         Following the Business Combination, the Board of Directors and shareholders of CineMasters approved a transaction pursuant to which (i) all of the assets of the Wombat Productions division (the "Wombat Division") of CineMasters were transferred, subject to all related liabilities and obligations, to its newly-formed, wholly-owned Delaware subsidiary, Wombat, (ii) CineMasters was merged with and into the Company (its newly-formed, wholly-owned Delaware subsidiary) with the Company being the surviving corporation in the merger (the "Reincorporation"), and (iii) each stockholder of CineMasters received an equal number of shares of the Company in exchange for each share of capital stock of CineMasters held by such stockholder immediately prior to the effective time of the Reincorporation (the "Effective Time"). As a result of the Reincorporation, Avenue Pictures became a wholly-owned subsidiary of the Company.

         The consolidated financial statements of the Company for the period ended December 31, 1996 include the results of operations of Avenue Pictures from the date of acquisition.

Year Ended December 31, 1997, Five Months Ended December 31, 1996 and Year Ended July 31, 1996

Revenues

         Revenues for the twelve months ended December 31, 1997 were $2,367,000, of which $967,000 were attributable to Wombat and $1,400,000 were attributable to Avenue. Avenue's revenues were derived primarily from the completion and delivery to Hallmark Entertainment of "Tell Me No Secrets" as well as $275,000 of producer fees generated from the production and delivery of the feature film "Finding Graceland." Wombat's revenues were generated from the completion and delivery to A&E of three one hour features which led to approximately $411,000 of revenue from A&E and $506,000 of revenue earned from licensing of rights to Wombat programming in secondary markets through Janson Associates.

         Revenues for the five months ended December 31, 1996 were $3,509,000. The revenues were derived from revenues generated by Avenue Pictures which was acquired on September 30, 1996 and the operations of Wombat. Revenues from the operations of Avenue Pictures from the acquisition date through December 31, 1996 amounted to approximately $2,727,000 and were primarily derived from the completion and availability to ABC of the made-for-television movie "Tell Me No Secrets." Revenues from Wombat operations for the five months ended December 31, 1996 were approximately $782,000. Of this amount approximately $454,000 was derived from the completion and availability of four one hour motion picture profiles to A&E and Lifetime Productions, Inc. ("Lifetime"). The remaining revenue was derived from licensing of rights to Wombat programming in secondary markets. No revenues were derived from the operations of Kaufman Films, Inc. ("Kaufman Films") during the five month period ended December 31, 1996 due to the Kaufman Termination Agreement (as defined below; see Note 8 to the Consolidated Financial Statements).

         One customer, ABC, accounted for approximately 77% of total revenues during the five months ended December 31, 1996. During fiscal 1996, A&E accounted for approximately 12% of total revenues and Janson accounted for approximately 40% of total revenues, respectively.

Film Production Costs

         Film production costs for the year ended December 31, 1997 were $1,482,000 which can be attributed to the film amortization related to Avenue Pictures' television product in the amount of $904,000 and approximately $424,000 related to Wombat's operations. Wombat's expense included a $70,000 reserve taken on the one hour film, "The Story of Lassie", due to the reduced revenue stream forecast in the future.

         Film production costs for the five months ended December 31, 1996 were $2,752,000 which can be attributed to the film amortization relating to Avenue Pictures' television product in the amount of $2,496,000 and approximately $256,000 from Wombat's operations.

Selling, General, and Administrative

         Selling, general and administrative expenses ("SG&A") for the twelve months ended December 31, 1997 were $2,718,000. Included in SG&A for the period is approximately $280,000 of amortization of goodwill related to the Avenue acquisition on September 30, 1996. In addition, the Company incurred $37,500 of stock option compensation expense relating to previously issued stock options and $100,000 of deferred compensation recognized on stock (see Note 5 to the consolidated financial statements). The remaining SG&A costs for 1997 relate to salaries, occupancy costs and professional fees.

         SG&A expenses for the five months ended December 31, 1996 was $662,000. Included in the five months ended December 31, 1996 expenses are $262,000 of SG&A expenses related to Avenue Pictures operations and were principally salaries and related benefits and occupancy expenses. SG&A expenses, exclusive of Avenue Pictures, for the five months ended December 31, 1996 were approximately $400,000 and were primarily salary and related benefits, occupancy costs, and professional fees.

Income Taxes

         For the year ended December 31, 1997, the Company had an income tax benefit of $208,000. The benefit was derived from the carry back of the current years loss, as well as an offset of the balance of the income tax payable at December 31, 1996. The Company currently has a July 31 year end for tax purposes, which led to the recording of a payable at December 31, 1996.

Liquidity and Capital Resources

         At December 31, 1997, the Company had approximately $1,158,000 of cash and approximately $562,000 of short term investments.

         On May 27, 1997, the Company entered into an unsecured demand note (the "Note") which provides the Company with borrowings in the principal amount of $250,000, at prime plus 1%, with Fleet Bank, National Association. The Note is payable on demand, but in any event not later than May 27, 1998. As of December 31, 1997, $127,500 had been borrowed under the Note. The Company believes that it will be able to extend the note for an additional period on similar terms and conditions.

         The Company believes it has adequate capital resources to meet its short-term needs covering at least twelve months. The Company expects to expand its production activities. Management believes that the existing cash and short term investments are adequate to fund the Company's operations. However, management may seek to raise additional funds, through the issuance of Common Stock or debt, to expand the Company's business at a greater rate. There is no guarantee that such funding will be available, or available under terms which are acceptable to the Company. The Company's rate of growth and investment in projects will be adjusted as necessary based on available financing and existing capital resources.

Recent Accounting Developments

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which established standards for computing and presenting earnings per share
(EPS). The Statement simplifies the standards for computing EPS, replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement. This Statement was effective for financial statements issued for periods after December 15, 1997 and required restatement of all prior-period EPS data presented. The adoption of SFAS No. 128 did not have a material impact on previously reported EPS data.

         The Financial Accounting Standards Board issued Accounting Standards (SFAS 130), "Reporting Comprehensive Income", in June 1997 which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company is presently designing such statement, and accordingly, will include such statement beginning with the first quarter of 1998.

         In addition, in June of 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 requires disclosure of certain information about operating segments and about products and services, geographic areas in which a company operates, and their major customers. The Company is presently in the process of evaluating the effect that this new standard will have on disclosures in the Company's financial statements and the required information will be reflected in the year ended December 31, 1998 financial statements.

         The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         The Company is utilizing both internal and external resources to identify, correct or reprogram and test the systems for the year 2000 compliance. It is anticipated that the project will be completed by the middle of 1999. Management has not yet assessed the year 2000 compliance expense and related potential effect on the Company's earnings. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

Forward-Looking Statements

         This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, the ability of the Company to reverse its history of operating losses; production risks; dependence on contracts with certain customers; future foreign distribution arrangements and dependence on certain key management personnel. All of these above factors are difficult to predict, and many are beyond the control of the Company.

Inflation

         Inflation is not expected to have a significant impact on the Company's business.

ITEM 7.     FINANCIAL STATEMENTS

                                                                        Page
Avenue Entertainment Group, Inc.

        Independent Auditors' Reports                                   F-2

        Consolidated Balance Sheet as of December 31, 1997              F-4

        Consolidated Statements of Operations for the year
          ended December 31, 1997, the five months ended
          December 31, 1996 and the year ended July 31, 1996            F-5

        Consolidated  Statement  of  Stockholders'  Equity
          for the  year  ended December 31, 1997, the five
          months ended December 31, 1996 and the year ended
          July 31, 1996                                                 F-6

        Consolidated  Statement  of Cash Flows for the year
          ended December  31,   1997, the five months ended
          December 31, 1996 and the year ended July 31, 1996            F-7

        Notes to Consolidated Financial Statements                      F-9

                          INDEPENDENT AUDITORS' REPORT


         The Board of Directors and Stockholders
         Avenue Entertainment Group, Inc.:

         We have audited the accompanying consolidated balance sheet of Avenue Entertainment Group, Inc. as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997 and the five-month period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avenue Entertainment Group, Inc. as of December 31, 1997 and the results of its operations and its cash flows for the year ended December 31, 1997 and the five-month period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                  KPMG Peat Marwick LLP
         New York, New York
         April 9, 1998

                          INDEPENDENT AUDITORS' REPORT



         The Board of Directors and Stockholders
         Avenue Entertainment Group, Inc.:


         We have audited the accompanying statements of operations, stockholders' equity and cash flows of Avenue Entertainment Group, Inc. for the year ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Avenue Entertainment Group, Inc. for the year ended July 31, 1996 in conformity with generally accepted accounting principles.



                                           Israeloff, Trattner & Co., CPAs, P.C.

         Valley Stream, New York
         October 10, 1996, except for note 9,
         which is as of October 28, 1996.

                        AVENUE ENTERTAINMENT GROUP, INC.

                           Consolidated Balance Sheet

                                December 31, 1997

                                     Assets

Cash                                                              $   1,158,347
Short-term investment                                                   562,711
Accounts and other receivables                                          126,492
Income tax receivable                                                   235,000
Film costs, net                                                       1,481,571
Property and equipment, net                                             102,356
Goodwill                                                              2,454,549
Other assets                                                             18,709
                                                                  -------------

Total assets                                                       $  6,139,735
                                                                   ============

                      Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                               $   916,419
Loan payable                                                            127,500
Capitalized lease obligations                                             8,459
Due to related party                                                     94,480
                                                                   ------------

Total liabilities                                                     1,146,858

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share.  Authorized
   2,000,000 shares, none issued
  Common stock, par value $.01 per share.  Authorized
    15,000,000 shares; issued and outstanding, 4,072,838 shares          40,728
  Class B common stock, no par value.  Authorized
    1,000,000 shares; none issued
  Additional paid-in capital                                          6,232,256
  Deficit                                                            (1,327,818)
  Unrealized gain on marketable securities                              197,711
  Note receivable for common stock                                     (150,000)
                                                                   -------------

Total stockholders' equity                                            4,992,877

Total liabilities and stockholders' equity                          $ 6,139,735
                                                                    ===========

See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                      Consolidated Statements of Operations




                                                      Year ended           Five months ended        Year ended
                                                     December 31,            December 31,            July 31,
                                                         1997                    1996                  1996
                                                         ----                    ----                  ----

Operating revenues                                   $  2,367,215           $    3,508,967     $   1,961,333
                                                     ------------           --------------      ------------

Costs and expenses:
  Film production costs                                 1,463,822                2,752,307         1,103,291
  Selling, general and administrative expenses          2,718,028                  661,766           733,243
                                                    -------------           --------------      ------------

Total costs and expenses                                4,181,850                3,414,073         1,836,534
                                                    -------------            -------------      ------------

Income (loss) from operations                          (1,814,635)                  94,894           124,799

Gain on sale of investments                                55,000

Income (loss) before income taxes                      (1,759,635)                  94,894           124,799

Income tax benefit (expense)                              207,816                  (74,945)          (51,230)
                                                   --------------         -----------------   ---------------

Net income (loss)                                    $ (1,551,819)          $       19,949       $    73,569
                                                     =============          ==============       ===========

Basic and diluted earnings (loss)
 per common share                               $           (.41)         $             .01   $           .04
                                                -----------------         -----------------   ---------------

See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                 Consolidated Statement of Stockholders' Equity
                       Year ended December 31, 1997, five
          months ended December 31, 1996 and year ended July 31, 1996

                                  Common Stock
                                                                                                Unrealised
                                                                                                gain (loss)
                                                                    Additional   Retained          on       Stock
                                            Number of                 paid-in     earnings      marketable  subscription
                                             Shares     Amount        capital     (deficit)     securities  receivable       Total
                                             ------     ------        -------      --------    ----------   ----------       -----

Balance, July 31, 1995                      1,795,000   $ 17,950    $ 703,423    $  130,483     $            $            $ 851,856
  Shares redeemed - net                       (80,000)      (800)     (72,911)                                              (73,711)
  Issuance of stock                           123,338      1,233      183,767                                               185,000
  Net income - year ended July 31, 1996                                              73,569                                  73,569
                                           ----------   ---------   ---------    ----------    ----------   ----------    ----------
Balance, July 31, 1996                      1,838,338     18,383      814,279       204,052                               1,036,714
  Exercise of stock options                     2,000         20          620                                                   640
  Stock option compensation expense                                     9,375                                                 9,375
  Issuance of common stock                    407,500      4,075      810,925                                               815,000
  Purchase of Avenue Pictures, Inc.         1,450,000     14,500    2,885,500                                             2,900,000
  Contribution of payable, net of tax                                 110,553                                               110,553
  Net unrealized loss on marketable
   securities                                                                                   (118,850)                  (118,850)
  Net income - five months ended
    December 31, 1996                                                                19,949                                  19,949
                                           ----------   ---------   ---------    ----------     ---------   -----------   ----------
Balance, December 31, 1996                  3,697,838     36,978    4,631,252       224,001     (118,850)                 4,773,381
  Net loss                                                                       (1,551,819)                             (1,551,819)
  Issuance of common stock                    225,000      2,250    1,122,750                                             1,125,000
  Net unrealized gain on marketable
  securities                                                                                     316,561                    316,561
  Stock option compensation expense                                    37,500                                                37,500
  Proceeds from previously issued stock                                92,254                                                92,254
  Deferred compensation                                               100,000                                               100,000
  Exercise of warrants                        100,000      1,000       99,000                                               100,000
  Stock subscription receivable                50,000        500      149,500                               (150,000)
                                           ----------   ---------   ---------   ------------    --------    ----------
Balance, December 31, 1997                  4,072,838   $ 40,728   $6,232,256   $(1,327,818)    $197,711    $(150,000)   $4,992,877
                                           ==========   =========  ===========  ============    ========    =========     ==========

See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                      Consolidated Statements of Cash Flows



                                                         Year ended         Five months ended        Year ended
                                                        December 31,          December 31,            July 31,
                                                            1997                  1996                  1996
                                                            ----                  ----                  ----

Cash flows from operating activities:
  Net income (loss)                                     $  (1,551,819)         $     19,949     $     73,569

Adjustments to reconcile net income to net cash
  provided by (used for) operating
  activities:
  Depreciation                                                 32,499                10,046           51,232
  Amortization - film production costs                      1,276,629             2,624,627          351,801
  Amortization - goodwill                                     280,520                70,130
  Gain on sale of investments                                 (55,000)
  Stock compensation                                          137,500                 9,375
  Changes in assets and liabilities which
    affect net income:
     Accounts receivable                                       22,991               302,398         (133,090)
     Film costs                                              (759,874)           (1,569,655)        (592,995)
     Other assets                                                                    56,132           19,674
     Accounts payable and accrued expenses                    174,209               101,083          (65,070)
     Due to GP Strategies                                      94,480
     Income taxes receivable                                 (235,000)
     Income taxes payable                                    (330,891)                                13,550
     Advances from customers                                 (577,730)           (1,716,001)         311,000
     Other                                                     62,354                                (11,000)
                                                       --------------     -----------------         ---------


              Net cash provided by (used for)
                operating activities                       (1,429,132)              (91,916)          18,671
                                                           -----------             --------           ------

Cash flows from investing activities:
     Purchase of equipment                                    (17,363)               (5,731)         (25,340)
     Proceeds from sale of marketable securities              505,000
     Cash acquired in purchase transaction                                          620,714
                                                          ---------------          ------------

              Net cash provided by (used for)
                investing activities                          487,637               614,983          (25,340)
                                                          ---------------          --------           ------

                                   (Continued)

                        AVENUE ENTERTAINMENT GROUP, INC.

                Consolidated Statements of Cash Flows, Continued

                                                         Year ended         Five months ended        Year ended
                                                        December 31,          December 31,            July 31,
                                                            1997                  1996                  1996
                                                            ----                  ----                  ----

Cash flows from financing activities:
   Proceeds from short-term borrowings                  $     127,500         $                      $
   Stock subscription                                                               150,000
   Proceeds from the issuance of common stock               1,217,254                   640           35,000
   Exercise of warrants                                       100,000
   Principal payments of capital lease obligation             (31,992)               (7,906)         (35,613)
   Due to officers                                                                                   (10,000)
   Repayment of loan payable                                                        (20,000)
                                                  -------------------       ----------------
              Net cash provided by (used for)
                financing activities                        1,412,762               122,734          (10,613)
                                                        -------------       ---------------      ------------

              Net increase (decrease) in cash                 471,267               645,801          (17,282)

Cash at beginning of year                                     687,080                41,279           58,561
                                                     ----------------      ----------------     ------------

Cash at end of year                                    $    1,158,347        $      687,080      $    41,279
                                                       ==============        ==============      ===========

Supplemental cash flow information: Cash paid during the year for:
     Interest                                        $         46,061        $        3,082    $      11,428
     Income taxes                                             201,694                38,910           33,775

Noncash  transactions:
         During the five months  ended  December  31,  1996,  $815,000 of common
stock  was  issued  for  short-term   investments,   $184,255  of  payables  was
contributed  to capital,  net of a $73,702 tax liability,  and Avenue  Pictures,
Inc. was acquired resulting in the following:

       Fair value of assets acquired                  $    5,528,733
       Liabilities assumed                                (2,662,066)
       Common stock issued                                (2,866,667)
                                                      ---------------

              Net cash paid

       Cash acquired                                         620,714
                                                     ---------------
                 Net cash acquired                    $      620,714
                                                      ==============

See accompanying notes to consolidated financial statements.




                        AVENUE ENTERTAINMENT GROUP, INC.

                   Notes to Consolidated Financial Statements

 (1)   Summary of Significant Accounting Policies

       Description of Business

       Avenue  Entertainment  Group, Inc. (formerly The CineMasters Group, Inc.)
       (the "Company"), through its Wombat Production Division, writes, produces and distributes film star biographies for television and other markets.
       On September 30, 1996, the Company acquired all of the outstanding capital stock of Avenue Pictures, Inc. ("Avenue") (see note 9). Avenue is an independent producer of feature films and television programming.
       Subsequent to July 31, 1996, the Company changed its year-end to December
       31.

       Principles of Consolidation

       The  Company's  financial  statements  include the accounts of all wholly
       owned   subsidiaries.   All   significant   intercompany   accounts   and
       transactions have been eliminated.

       Reclassifications

       Certain   reclassifications   have  been  made  to  the  July  31,   1996
       consolidated financial statements to conform to the current presentation.

       Cash and Cash Equivalents

       Cash and cash equivalents include all highly liquid investments with original maturities, to the Company, of three months or less.

       Short-Term Investment

       Short-term  investment consists of marketable equity securities which are recorded at fair market value.  All marketable  securities are classified
       as   available-for-sale.   In  accordance  with  Statement  of  Financial
       Accounting Standards No. 115, "Accounting for Certain Investments in Debt
       and Equity Securities,"  unrealized holding gains or losses are reflected
       as  an  adjustment  to  stockholders'   equity.  At  December  31,  1997,
       short-term  investment is comprised of registered shares of GP Strategies
       Corporation  (GP  Strategies),   formerly  National  Patent   Development
       Corporation, a stockholder of the Company.

       Film Costs

       The Company capitalizes costs incurred to produce a film project, including the interest expense funded under the production loans. Such costs also include the actual direct costs of production, certain exploitation costs and production overhead. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as film prints and prerelease and early release advertising that is expected to benefit the film in future markets. These costs, as well as expected revenue or profit participations and talent residuals, are amortized each period on an individual film program basis in the ratio that the current period's gross revenues from all sources for





                        AVENUE ENTERTAINMENT GROUP, INC.

              Notes to Consolidated Financial Statements, Continued


       the program bear to management's estimate of anticipated total gross revenues for such film or program from all sources. Revenue estimates are reviewed periodically and adjusted where appropriate and the impact of such adjustments could be material.

       Film  property  costs  are  stated at the  lower of  unamortized  cost or
       estimated  net   realizable   value.   Losses  which  may  arise  because
       unamortized  costs of individual  films exceed  anticipated  revenues are charged to operations through additional amortization.

       Property, Equipment and Depreciation

       Property  and  equipment  are  stated  at cost.  Major  expenditures  for
       property  and  those  which  substantially   increase  useful  lives  are
       capitalized.  Maintenance,  repairs and minor  renewals  are  expensed as incurred.  When assets are retired or otherwise  disposed of, their costs and related  accumulated  depreciation  are removed from the accounts and resulting  gains or  losses  are  included  in  income.  Depreciation  is provided by the  straight-line  method over the estimated useful lives of the assets.

       Goodwill

       Goodwill,  representing  the  excess  of the  purchase  price  of  Avenue
       Pictures, Inc. over its net assets, is being amortized over a ten-year period on a straight line basis. Accumulated amortization at December 31, 1997 was $350,650.

       The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related business unit. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exists.

       Fair Value of Financial Instruments

       The Company's carrying value of cash, accounts receivable and accounts payable and accrued expenses and due to related party approximate fair value because of the short-term maturity of these instruments.

       Revenue and Cost Recognition

       Revenues from feature film and television program distribution  licensing agreements  are  recognized on the date the completed  film or program is
       delivered  or  becomes   available   for   delivery,   is  available  for
       exploitation  in the relevant media window  purchased by that customer or licensee and certain  other  conditions of sale have been met pursuant to criteria specified by Statement of Financial  Accounting Standards (SFAS)
       No. 53,  "Financial  Reporting by Producers  and  Distributors  of Motion
       Picture Films."





                        AVENUE ENTERTAINMENT GROUP, INC.

              Notes to Consolidated Financial Statements, Continued

       Production costs of released films are amortized based on the ratio of revenues earned during the current period to management's estimate of total revenues to be derived from the related productions. It is anticipated that production costs will be amortized over various periods of generally up to 15 years although for certain films, the amortization period may be longer. The market trend of each film is regularly examined to determine the estimated future revenues and corresponding lives. Due to the nature of the industry, management's estimates of future revenues may change within the next year and the change could be material.

       Revenues   from   producer-for-hire   contracts   are   recognized  on  a
       percentage-of-completion  method,  measured  by the  percentage  of costs completed to date to estimated  total cost for each contract.  Provisions for estimated  losses on uncompleted  contracts are made in the period in which such losses are determined.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Significant estimates include those related to valuation of accounts receivable and inventories of released productions. It is at least reasonably possible that the significant estimates used will change within the next year.

       Income (loss) per Common Share

       The Company has  adopted  Statement  of  Financial  Accounting  Standards
       (SFAS) No. 128,  "Earnings per Share",  which  established  standards for
       computing  and  presenting   earnings  per  share  (EPS).  The  statement
       simplifies the standards for computing EPS,  replaces the presentation of primary  EPS  with a  presentation  of  basic  EPS  and  requires  a dual presentation  of  basic  and  diluted  EPS on  the  face  of  the  income statement. Basic EPS are based upon the weighted average number of common shares  outstanding  during the  period.  Diluted  EPS are based upon the weighted  average  number of common  shares  for all  dilutive  potential common shares outstanding.  At December 31, 1997, 1996 and July 31, 1996, the Company did not include any potential common stock in its calculation of diluted EPS, because all options and warrants are anti-dilutive.

       Concentration of Credit Risk

       The  Company's  accounts   receivable  are  due  from  companies  in  the
       entertainment industry (see Note 10).

       Stock Option Plan

       Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB)
       Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS
       No. 123, "Accounting for Stock-Based Compensation,"which permits entities





                        AVENUE ENTERTAINMENT GROUP, INC.

              Notes to Consolidated Financial Statements, Continued

       to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.


(2)    Film Costs

       Film costs consist of the following:


                                                                   December 31,
                                                                       1997

       In process or development                                   $     47,955
       Released, net of accumulated amortization of $11,753,074       1,433,616
                                                                     ----------

                                                                   $  1,481,571

       Based upon the Company's present estimates of anticipated future revenues at December 31, 1997, approximately 75% of the film costs related to released product will be amortized during the three-year period ending
       December 31, 2000.


 (3)   Property and Equipment

       The major classes of property and equipment consist of the following:

                                              Useful              December 31,
                                               life                 1997

       Machinery and equipment             4 to 5 years             $ 228,985
       Furniture and fixtures              10 years                    15,641
       Leasehold improvements              Lease term                  20,489
                                                                  -----------
                                                                      265,115
       Less accumulated depreciation and amortization                (162,759)
                                                                    $ 102,356


       Depreciation expense was $32,499 for the year ended December 31, 1997, $10,046 for the five months ended December 31, 1996 and $51,232 for the year ended July 31, 1996.

                        AVENUE ENTERTAINMENT GROUP, INC.


              Notes to Consolidated Financial Statements, Continued


(4)    Commitments and Contingencies

       Leases

       The Company is obligated  under a lease for office space,  expiring April
       30, 1999, which requires minimum annual rentals, plus increases based on real estate taxes and operating costs.

       Rent  expense  was  $143,782,  $10,002  and  $56,340  for the year  ended
       December 31, 1997, the five months ended December 31, 1996 and the year ended July 31, 1996, respectively. These amounts are net of $0 for the year ended December 31, 1997, $9,127 for the five months ended December
       31, 1996 and $45,142 for the year ended July 31, 1996, capitalized as film costs.

       Minimum annual rental commitments at December 31, 1997 under the noncancelable operating and capital leases are as follows:

                                                         Operating      Capital
        Year ending December 31:
        1998                                                42,938        8,459
        1999                                                14,313         --
                                                         ---------      --------

        Total minimum obligations                        $  57,251        8,459
                                                         =========

        Less amount representing interest                                   373
        Present value of minimum lease obligation                      $  8,086
                                                                        =======


       Interest expense relating to the capital lease obligations was $373, $2,806 and $11,428 for the year ended December 31, 1997, the five months ended December 31, 1996 and the year ended July 31, 1996, respectively.

       Employment Agreements

       Effective  September  30,  1996,  the  Company  entered  into  employment agreements  with its President  and its Chairman  providing for an annual salary of $450,000,  plus benefits  (which base salary may be funded from any Company source other than net cash generated by the Wombat  Division)
       and  $150,000,  plus benefits  (provided  that such base salary is funded
       solely  out  of  net  cash  flow  generated  by  the  Wombat   Division),
       respectively.  Increases to base  salaries and bonuses  (limited to twice the base salary) will be determined at the discretion of the Compensation
       Committee of the Board of Directors.





                        AVENUE ENTERTAINMENT GROUP, INC.


              Notes to Consolidated Financial Statements, Continued


(5)    Common Stock and Stock Option Plan

(a)    In 1995, the Company  adopted a  Non-Qualified  Stock Option Plan whereby certain employees and related parties were granted  non-qualified options to purchase up to 600,000 shares of common stock of the Company. In March
       1997,  the Company  adopted The Avenue  Entertainment  Group,  Inc. Stock
       Option and Long Term Incentive  Compensation  Plan which provides for the grant of an aggregate of 1,750,000 shares of common stock of the Company.
       The options may be exercised subject to continued  employment and certain other  conditions.  The options  vest over a five-year  period and expire five to ten years from the date of grant.  At December 31, 1997,  577,100 options are exercisable.

       Option activity was as follows:


                                                                                Weighted
                                                                                 average
                                                Number of          Exercise     exercisable
                                                  shares             price         price

       Options granted during the year ended
         July 31, 1996                            393,500     $  .32 - 1.00     $    .49
                                                ---------     -------------     ---------

       Outstanding at July 31, 1996               393,500        .32 - 1.00          .49
       Options granted                            500,000              1.70         1.70
       Options exercised                           (2,000)              .32          .32
                                                -----------   -------------     ---------

       Outstanding at December 31, 1996           891,500        .32 - 1.70         1.29
                                                ---------     --------------    ---------
       Options granted                            573,000       3.00 - 6.31         3.05
       Options exercised                         (100,000)             1.00         1.00
                                                ----------    --------------    --------

       Outstanding at December 31, 1997         1,364,500        .32 - 6.31         1.97
                                                ---------     --------------    --------


       The Company recorded compensation expense related to stock options granted at prices less than market value totaling $37,500 and $9,375 for the year ended December 31, 1997 and the five months ended December 31, 1996.

       At December 31, 1997, the weighted average remaining contractual life of all outstanding options was 8.9 years.

       Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (ABP) Option No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

                        AVENUE ENTERTAINMENT GROUP, INC.

       In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options granted at fair market value in the consolidated financial statements. Compensation cost will continue to be recorded for options granted below fair market value.

       Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been reduced or increased to the pro forma amounts indicated below:

                                                           December 31,     December 31,   July 31,
                                                               1997             1996       1996
                                                               ----         ------------   --------

        Net income (loss)               As reported        (1,551,819)      $ 19,949       $73,569
                                        Pro forma          (2,090,005)      (138,461)       (2,901)

        Basic and diluted
         earnings (loss) per share      As reported              (.41)           .01           .04
                                        Pro forma                (.55)          (.05)         (.01)


       Pro forma net income reflects only options granted in the year ended December 31, 1997, the five months ended December 31, 1996 and the year ended July 31, 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to August 1, 1994 is not considered.

       At December 31, 1997, 1996 and July 31, 1996, the per share weighted-average fair value of stock options granted was $2.75, $1.58 and $.46, respectively, on the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions:
       December 31, 1997- expected dividend yield 0%, risk-free interest rate of 6.3%, expected volatility of 87.4% and an expected life of 8 years, December 31, 1996 - expected dividend yield 0%, risk-free interest rate of 6.5%, expected volatility of 73.2%, and an expected life of 9 years; July 31, 1996 - expected dividend yield 0%, risk-free interest rate of 6.2%, expected volatility of 94.7%, and an expected life of 2.9 years.

(b) In October 1995, as part of a consulting agreement, the Company issued options to acquire 100,000 shares of common stock at $1.00 per share (note 7). The options were immediately exercisable and were exercised in October 1997.

                        AVENUE ENTERTAINMENT GROUP, INC.

(c) In July 1994, the Company issued options to acquire 200,000 shares of common stock at $.25 per share to Kaufman Films, Inc. (Kaufman) in conjunction with an acquisition (note 8). These options were subsequently returned to the Company. This activity has been excluded from the table of stock option activity above. These options were issued outside of the Non-Qualified Stock Option Plan. Such options were subsequently canceled (note 8).

(d) In April 1997, the Company issued 50,000 shares of restricted common stock to a consultant pursuant to a private placement transaction in exchange for a promissory note in the principal amount of $150,000 due on demand but in no event later than December 31, 1998. The Company recorded $100,000 as deferred compensation expense, based upon the calculated value of the restricted common stock issued in 1997.

(e) In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earning per Share". (SFAS 128), as required, and restated the previously reported earnings per share in conforming with SFAS 128. The new standard specifies the computation, presentation and disclosure requirements for earnings per share.

       Earnings per share (EPS) for the year ended December 31, 1997, five months ended December 31, 1996 and year ended July 31, 1996 are as follows (in thousands, except per share amounts):


                                                December 31,     December 31,     July 31,
                                                    1997             1996           1996
                                                    ----             ----           ----

        Basic and diluted EPS
           Net income                           $ (1,551,819)    $   19,949     $   73,569
           Weighted average shares outstanding     3,790,146      3,321,251      1,788,525
           Basic and diluted EPS                $        .41     $      .01     $      .04


       Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all dilutive potential common shares outstanding.


 (6)   Income Taxes

       Components of income taxes expense (benefit) are as follows:

                                  December 31,       December 31,     July 31,
                                      1997               1996           1996
                                      ----               ----           ----
            Federal               $(146,698)         $  58,737        $ 18,725
            State and local         (61,118)            16,208          32,505
                                  ----------         ---------        --------

                                  $(207,816)         $  74,945        $ 51,230
                                  ==========         =========        ========

                        AVENUE ENTERTAINMENT GROUP, INC.

       Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                        December 31,       December 31,         July 31,
                                                            1997               1996               1996
                                                            ----               ----               ----

       Tax expense (benefit)
         at Federal statutory rate of 34%                $ (598,276)       $    32,264        $   48,639
       Increase (decrease) in taxes resulting from:
       State and local income taxes, net of
         Federal income tax benefit                         (35,377)            10,697            21,453
       Surtax exemption                                                                          (11,580)
       Nondeductible goodwill amortization                   95,377             28,052
       Other                                                  3,400              3,932            (7,282)
       Change in valuation allowance                        327,060

       Total                                             $ (207,816)        $   74,945         $  51,230
                                                         ===========        ==========         =========



       The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities are as follows:

                                                                December 31,
                                                                    1997
       Deferred tax assets

       Stock options                                            $   (63,156)
       Film cost write-down                                         (30,100)
       NOLs                                                        (366,970)
                                                                ------------
                                                                   (460,226)
       Valuation allowance                                          430,919
       Net assets                                                   (29,307)

       Deferred tax liabilities

       State liabilities                                            (29,307)

       Net tax assets                                          $

                        AVENUE ENTERTAINMENT GROUP, INC.

(7)    Related Party Transactions

       Transactions with GP Strategies

       In July 1996, the Company had a private placement in which it sold 123,338 shares of common stock at $1.50 per share to people affiliated with the Company and GP Strategies. At July 31, 1996, 23,334 shares were paid. The remaining subscribed shares were paid for in September 1997.

       In September 1996, GP Strategies made a capital contribution of $815,000 to the Company (see note 9). At December 31, 1997, the Company owed GP Strategies $94,480 related to the payment of certain expenses of the Company by GP Strategies.

       Distribution Agreement

       On March 1, 1994, the Company entered into an agreement with Janson Associates whereby Janson Associates (the distributor) was granted sole and exclusive rights to license essentially all the programs of the Company's Wombat Production Division for all forms of television and video worldwide. The distributor also gained the exclusive right to execute all contracts for the exploitation of these rights. Included in operating expenses was $216,845, $89,978 and $277,764 of commissions to Janson Associates incurred in the year ended December 31, 1997, five months ended December 31, 1996 and the year ended July 31, 1996, respectively. The President of Janson Associates was a director of the Company and is related to the Company's Chairman through marriage.

       Consulting Agreement

       In October 1995, the Company entered into a two-year agreement with a financial consultant. The consultant will provide financial advisory and investment banking related services. The agreement provides for monthly payments of $4,000 per month, plus a two-year option to purchase 100,000 shares of the Company's common stock at an exercise price of $1.00 per share. The 100,000 options were exercised in October 1997. Either party could elect to terminate the agreement upon 30 days written notice. Pursuant to its termination agreement with Kaufman (see note 8), Kaufman agreed to reimburse the Company $1,000 per month for services of such consultant.


(8)    Acquisition and Disposition of Kaufman Films, Inc.

       On July 26, 1994, the Company acquired the net assets of Kaufman Films, Inc. (Kaufman). Kaufman is a media company specializing in the production of corporate and commercial films. The net assets were acquired in exchange for 160,000 shares of the Company's class A common stock, valued at $.25 per share and an option for Kaufman to acquire an additional 200,000 shares at $.25 per share which may be exercised no earlier than two years from the closing nor more than five years from the closing. These options were not ascribed a value.

                        AVENUE ENTERTAINMENT GROUP, INC.

       On July 3, 1996, the Company entered into a termination agreement with Kaufman. The agreement terminated an employment agreement dated July 26, 1994 with Kevin Kaufman and canceled the stock options granted to him and Kaufman Films, none of which have been exercised. It also assigned the lease at Leonard Street and returned certain acquired net assets to Kaufman. In addition, Kaufman returned 80,000 shares of the previously issued 160,000 shares of the Company's common stock. Kevin Kaufman agreed to provide the Company with one-half of the proceeds from the sale of 18,000 of the remaining 80,000 shares. In 1997, the Company received net proceeds of $92,254 from the sale of the 18,000 shares of the Company's common stock. The cash received has been reflected as an increase in Additional Paid in Capital. Stockholders' equity was charged approximately $74,000, the fair value of assets returned to Mr. Kaufman and of the 80,000 shares of common stock returned by him, and subsequently canceled by the Company.


(9)    Acquisition of Avenue Pictures, Inc.

       On October 28, 1996, the Company acquired Avenue Pictures, Inc. (Avenue), effective September 30, 1996, in consideration for 1,425,000 shares of its common stock which were ascribed a value of $2.00 per share.

       In connection with the purchase, the Company has changed its name to Avenue Entertainment Group, Inc. In conjunction with the acquisition of Avenue, GP Strategies, together with its affiliates, contributed $815,000 in the form of its common stock in exchange for 407,500 shares of common stock ($2.00 per share) of the Company prior to the consummation of this business combination. In addition, accrued expenses due to the Chairman and President of the Wombat Production Division amounting to $185,000 were forgiven. The forgiveness, net of the related tax liability, was recorded as a capital contribution. An additional 25,000 shares were issued to the Company's legal counsel for services rendered to the Company and Avenue relating to the acquisition. The portion of the legal fees relating to the Company was capitalized as part of the transaction cost. The portion of the legal fees relating to services provided to Avenue was expensed.

       Goodwill, relating to the acquisition of Avenue Pictures, Inc. is as follows:

         Purchase Price                                            $2,866,667
         Fair Market value of net assets
           acquired:
             Assets                          $ 2,723,534
             Liabilities                       2,662,066
                                             -----------
         Net assets acquired                                           61,468

         Goodwill                                                  $2,805,199
                                                                  ===========

                        AVENUE ENTERTAINMENT GROUP, INC.

       The pro forma results listed below are unaudited, reflect the acquisition of Avenue using purchase accounting and assume the acquisition occurred at the beginning of each of the periods:

                                 Five months ended             Year ended
                                 December 31, 1996            July 31, 1996
                                 -----------------            -------------

       Revenues                     $   3,651,925               6,357,802
       Net loss                           (58,055)               (247,560)
       Net loss per share                    (.02)                   (.07)


       The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Avenue acquisition been consummated as of the above date, nor are they indicative of future operating results.

       Postretirement Benefit

       Pursuant to an agreement dated September 30, 1996, the Company is obligated to pay its Chairman, his spouse, or estate, as the case may be, commencing upon the termination of his employment, monthly payments of $8,333, for the greater of five years or the remainder of his life. Under certain circumstances, a reduced benefit may be payable to the Chairman's wife for a period not to exceed five years from the date of his death.

       The Company is accruing $640,000, the present value of the expected benefit payments at December 31, 2001, on a straight-line basis over the term of the Chairman's employment contract, which covers the period September 30, 1996 to December 31, 2001.

       This agreement also gives the Chairman the option to purchase certain assets of the Wombat Production Division of the Company at book value following the termination of his employment, and a right of first refusal if the Company wishes to sell the Wombat film library. The Company retained the rights to acquire any future productions of the Chairman for normal consideration, subject to reasonable producer fees, rights of licensees and existing distribution rights.


(10)   Significant Customers

       Significant customers, exceeding 10% of revenue, were as follows (in percents):

                                         Year         Five months       Year
                                         ended           ended          ended
                                     December 31,     December 31,     July 31,
                                         1997           1996            1996
                                         ----           ----            ----

       ABC                                               77
       A&E Television Networks            17                             12
       Janson Associates                  24                             40
       Hallmark Entertainment             40
       Largo Entertainment Corp.          15

                        AVENUE ENTERTAINMENT GROUP, INC.

 (11)  Preferred Stock

       The Company has authorized 2,000,000 shares of preferred stock with a $.01 par value. No preferred stock has been issued.

                                     III-13

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Board of Directors recommended and approved, effective January 1, 1997, the selection of KPMG Peat Marwick LLP to audit the accounts of the Company for the five months ending December 31, 1996 and the year ended December 31, 1997. KPMG Peat Marwick LLP has no financial interest in the Company or any of its subsidiaries, and neither it nor any member or employee of the firm has had any connection with the Company or any of its subsidiaries in the capacity of promoter, underwriter, voting trustee, director, officer or employee. The decision to engage KPMG Peat Marwick LLP did not result from disagreements with the Company's prior accountants, Israeloff, Trattner & Co., who were dismissed effective January 1, 1997. The accountant's reports of Israeloff, Trattner & Co. on the financial statements of the Company for the years ended July 31, 1996 and 1995 were unqualified and no disagreements or reportable events occurred during such period and the subsequent interim period.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following table sets forth certain information concerning the directors and officers of the Company:

Name                    Age      Position
Gene Feldman            71       Chairman of the Board, President of Wombat
Cary Brokaw             46       President, Chief Executive Officer and Director
Michael Feldman         30       Executive Vice President and Director
Sheri L. Halfon         41       Senior Vice President, Chief Financial
                                   Officer and Director
Doug Rowan              59       Director
James A. Janowitz       51       Director

         Gene Feldman has served as Chairman of the Board of the Company and President of Wombat since their respective formations on March 7, 1997. Prior to the Reincorporation, Gene Feldman served as Chairman of the Board of CineMasters and President of the Wombat Division for more than the past five years. Gene Feldman is a Class III Director whose term expires at the 2000 annual meeting of the Company.

         Cary  Brokaw has  served as  President,  Chief  Executive  Officer  and
Director of the Company since its formation on March 7, 1997. Prior to the Reincorporation, Mr. Brokaw served as President, Chief Executive Officer and Director of CineMasters from September 30, 1996 and Chairman and Chief Executive Officer of Avenue Pictures since its formation in 1991. Mr. Brokaw is a Class III Director whose term expires at the 2000 annual meeting of the Company.

         Michael Feldman has served as Executive Vice President and Director of the Company since its formation on March 7, 1997. Prior to the Reincorporation, Michael Feldman had served as Executive Vice President and Director of CineMasters from September 30, 1996. Michael Feldman served as an officer of General Physics Corporation from 1991 to 1996 and has been a Director of International Business Development at National Patent since 1995. Michael Feldman is a Class II Director whose term expires at the 1999 annual meeting of the Company.

         Sheri L. Halfon has served as Senior Vice President, Chief Financial Officer and Director of the Company since its formation on March 7, 1997. Prior to the Reincorporation, Ms. Halfon served as Senior Vice President, Chief Financial Officer and Director of CineMasters from September 30, 1996 and Senior Vice President and Chief Financial Officer of Avenue Pictures since its formation in 1991. Ms. Halfon is a Class II Director whose term expires at the 1999 annual meeting of the Company.

         Doug Rowan served as President and Chief Executive Officer of Corbis Corporation, a company which is building a library of digital images, from April 1994 to July 1997. Prior to his position at Corbis, Mr. Rowan served as Senior Vice President of Worldwide Customer Operations of Ungermann-Bass, Inc., a networking product company, from November 1993 to April 1994, and President of AXS, a software corporation for the new digital content industry, from April 1, 1991 through December 31, 1992. Mr.
Rowan is a Class I Director whose term expires at the 1998 annual meeting of the Company.

         James A. Janowitz has been a senior partner in the litigation department at Pryor, Cashman, Sherman & Flynn and head of its motion picture group for more than the past five years. Mr. Janowitz is a Class I Director whose term expires at the 1998 annual meeting of the Company.

         Directors of the Company are divided into three classes. At each annual meeting of stockholders, directors are elected to succeed those directors whose terms expire and are elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election. Under the Company's bylaws, the number of directors constituting the entire Board of Directors shall be fixed, from time to time, by the directors then in office, who may decrease or increase the number of directors by majority action without soliciting stockholder approval. The Company does not currently pay compensation to directors for service in that capacity.

Section 16(a) Beneficial Ownership Reporting Compliance

         The Company believes that during the most recent fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Michael Feldman filed an untimely report on Form 4.

ITEM 10.      EXECUTIVE COMPENSATION

Executive Compensation

         The following table sets forth the aggregate compensation paid or accrued to the Company's executive officers for the services rendered in 1997, 1996 and 1995.


                           SUMMARY COMPENSATION TABLE

                                                                    Long-Term
                                                                  Compensation
                                                                     Awards
                                         Annual Compensation          Stock        All Other
                                        Salary          Bonus        Options     Compensation
Name and Principal Position     Year      ($)            ($)           (#)            ($)
---------------------------     ----   -------         ------       ---------    ------------

Cary Brokaw                     1997    450,000            -0-      100,000(1)        --
President, Chief Executive      1996    450,000(2)         -0-      300,000(1)        --
Officer and Director            1995    391,000            -0-           -0-          --

Gene Feldman                    1997    150,000            -0-       75,000(3)        --
Chairman of the Board,          1996    150,000            -0-           -0-          --
President of Wombat             1995    101,115         4,225       200,000(3)        --
Division of the Corporation

Sheri Halfon                    1997    120,000(4)         -0-       75,000(5)        --
Senior Vice President,          1996     95,000(2)(4)      -0-           -0-          --
Chief Financial Officer         1995     95,000(2)(4)      -0-           -0-          --
-------------------

 (1) Of the 100,000 stock options granted to Mr. Brokaw in 1997, only 40,000 are currently vested and of the 300,000 stock options granted to Mr. Brokaw in 1996, only 120,000 are currently vested.

 (2) Prior to completion of the Business  Combination on September 30, 1996, Mr.
 Brokaw's and Ms. Halfon's compensation was paid directly by Avenue Pictures.

 (3) Of the 75,000 stock options granted to Mr. Feldman in 1997, only 30,000 are currently vested and of the 200,000 stock options granted to Mr. Feldman in 1995, all are currently vested.

 (4) Includes $65,539, $8,400 and $56,763 for 1997, 1996 and 1995, respectively, paid to Ms. Halfon by certain companies whose shows were in production or post-production by the Company.

 (5) Of the 75,000 stock options granted to Ms. Halfon in 1997, only 30,000 are currently vested.


Option Grants in 1997

 The following table and notes contain information concerning the grant of non-qualified stock options in 1997 to the named executive officers pursuant to the 1997 Plan.


                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                            % of Total                             Market Price
                        Number of             Options                              of Underlying
                       Securities           Granted to            Exercise          Security on
                       Underlying            Employees              Price             Date of
                         Options             in Fiscal             ($ per          Grant ($ per        Expiration
Name                   Granted (1)             Year                share)             share)              Date
----                   -----------             ----                ------             ------              ----
Gene Feldman              75,000                13                  3.00               3.125             2/19/07
Cary Brokaw              100,000                17                  3.00               3.125             2/19/07
Sheri Halfon              75,000                13                  3.00               3.125             2/19/07
-------------

(1) The options were granted pursuant to the terms of the Company's Stock Option and Long Term Incentive Compensation Plan. The options are exercisable at the rate of 20% per annum commencing on the February 19, 1997, date of grant and expire on February 19, 2007.

 The following table sets forth information concerning the value of unexercised options as of December 31, 1997 held by the executives named in the Summary Compensation Table above. No options were exercised during 1997.

                AGGREGATED OPTION EXERCISES AT DECEMBER 31, 1997
                           AND YEAR-END OPTION VALUES

                             Number of Securities                             Value of Unexercised
                            Underlying Unexercised                           In-the-Money Options at
                          Options at Fiscal Year End                             Fiscal Year End
Name                  Exercisable (E)/ Unexercisable (U)              Exercisable (E)/ Unexercisable (U)(1)

Gene Feldman              215,000(E)            60,000(U)               1,207,875(E)         $187,500(U)
Cary Brokaw               140,000(E)           260,000(U)                 593,500(E)        1,046,500(U)
Sheri Halfon               15,000(E)            60,000(U)                  46,875(E)          187,500(U)
----------

 (1) Calculated based on the closing price of the Common Stock $6.125 as reported by the American Stock Exchange on December 31, 1997, which price was higher than the exercise price.

 Employment Contracts and Termination of Employment and Change in Control Arrangements

         Brokaw Employment Agreement. In connection with the Business Combination, Mr. Brokaw entered into a five-year employment agreement (the "Brokaw Employment Agreement") with the Company pursuant to which, among other things, Mr. Brokaw became the President and Chief Executive Officer of the Company. The Brokaw Employment Agreement provides Mr. Brokaw with an annual base salary of $450,000 (which base salary may be paid from any Company source other than net cash flow generated by Wombat), subject to such increases as may be made by the Compensation Committee of the Board of Directors. Mr. Brokaw is also eligible for annual bonuses based upon the performance of Mr. Brokaw and the Company during the previous fiscal year. Such annual bonuses will be determined in the discretion of the Compensation Committee. The dollar amount of the annual bonus will not exceed two times the annual base salary. The Brokaw Employment Agreement provides that the Company may only terminate Mr. Brokaw's employment with the Company for "cause." If Mr. Brokaw's employment is terminated due to death or disability, he will receive his base salary through the date of termination of employment. Any vested options not exercised prior to the termination of employment for this reason will remain exercisable for the six month period beginning on the date of termination. If his employment is terminated for "Cause" as defined in the Brokaw Employment Agreement, he will be entitled to the base salary and any accrued annual bonus that has been determined and awarded, but not paid, through the date of termination of his employment. Any vested options not exercised prior to the termination of employment for Cause will remain exercisable until the end of the ninetieth day following the date of termination. If Mr. Brokaw terminates his employment following a "Change of Control" as defined in the Brokaw Employment Agreement, he will receive (i) his earned but unpaid compensation as of the date of the Change of Control; (ii) continued benefits for the remaining unexpired employment term; (iii) a lump sum payment on the date of the Change of Control equal to the future base salary that he would have earned if he had continued working for the remaining unexpired employment term; and (iv) bonus payments that would have been made to Mr. Brokaw if he had continued working for the Company during the remaining unexpired employment term. The Company is entitled to seek to obtain, and has obtained, $2,000,000 in "key-man" life insurance on his life. Pursuant to the Brokaw Employment Agreement, Mr. Brokaw was granted options to purchase up to 300,000 shares of Common Stock for an exercise price of $1.70 per share. Such stock options will vest in equal installments over the first five years of Mr. Brokaw's employment with the Company and will be exercisable for a period of ten years from the date of grant. The Brokaw Employment Agreement provides for accelerated vesting of all of Mr. Brokaw's stock options upon a "change of control" of the Company or upon a material breach of the Brokaw Employment Agreement by the Company. As President and Chief Executive Officer of the Company, Mr. Brokaw is entitled to certain customary perquisites, including, without limitation, a car allowance, term life insurance, and reimbursement of all reasonable travel and entertainment expenses. In addition, Mr. Brokaw is entitled to participate in all employee benefit plans offered to executive officers of the Company.

         Gene Feldman Employment Agreement. In connection with the Business Combination, Gene Feldman entered into a five-year employment agreement (the "Feldman Employment Agreement") with CineMasters pursuant to which, among other things, Gene Feldman became the Chairman of CineMasters and President of its Wombat Division. The Feldman Employment Agreement provides Gene Feldman with an annual base salary of $150,000 (provided that such base salary is funded solely out of net cash flow generated by the Wombat Division of CineMasters), subject to such increases as may be made by the Compensation Committee of the Board of Directors. Gene Feldman is also eligible for annual bonuses based upon the performance of Gene Feldman and CineMasters during the previous fiscal year.
Such annual bonuses will be determined in the discretion of the Compensation Committee. The dollar amount of the annual bonus will not exceed two times the annual base salary. The Feldman Employment Agreement provides that CineMasters may only terminate Gene Feldman's employment with CineMasters for "cause." If Mr. Feldman's employment is terminated due to death or disability, he will receive his base salary through the date of termination of employment. Any vested options not exercised prior to the termination of employment for this reason will remain exercisable for the six month period beginning on the date of termination. If his employment is terminated for "Cause" as defined in the Feldman Employment Agreement, he will be entitled to the base salary and any accrued annual bonus that has been determined and awarded, but not paid, through the date of termination of his employment. Any vested options not exercised prior to the termination of employment will remain exercisable until the end of the ninetieth day following the date of termination. If Mr. Feldman terminates his employment following a "Change of Control" as defined in the Feldman Employment Agreement, he will receive (i) his earned but unpaid compensation as of the date of the Change of Control; (ii) continued benefits for the remaining unexpired employment term; (iii) a lump sum payment on the date of the Change of Control equal to the future base salary that he would have earned if he had continued working for the remaining unexpired employment term; and (iv) bonus payments that would have been made to Mr. Feldman if he had continued working for the Company during the remaining unexpired employment term. As chairman of CineMasters and President of the Wombat Division, Gene Feldman is entitled to certain customary perquisites, including, without limitation, a car allowance, term life insurance, and reimbursement of all reasonable travel and entertainment expenses. In addition, Gene Feldman is entitled to participate in all employee benefit plans offered to executive officers of CineMasters. In connection with the Reincorporation, the Gene Feldman Employment Agreement was amended to indicate that Gene Feldman is the Chairman of the Board of the Company and the President of Wombat.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

         The only persons known by the Board of Directors to be the beneficial owner of more than five percent of the outstanding shares of Common Stock of the Corporation, as of March 2, 1998, are indicated below:

Name and Address                           Amount and Nature          Percent
of Beneficial Owner                    of Beneficial Ownership*       of Class

Cary Brokaw                                 1,571,350(1)               37.1%
c/o Avenue Pictures, Inc.
11111 Santa Monica Boulevard
Suite 2110
Los Angeles, CA 90025

GP Strategies Corporation                   1,067,100                  26.2%
9 West 57th Street
New York, New York 10019

Gene Feldman                                  396,700(2)                9.2%
c/o Avenue Entertainment Group, Inc.
250 West 57th Street
Suite 2421
New York, New York 10019
---------------------
 * As used in this Proxy Statement, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of the Corporation's Common Stock of the sole or shared investment power with respect to such Common Stock.

(1) Includes vested options to purchase up to 120,000 shares of Common Stock of the Corporation at a price of $1.70 per share, exercisable until September 30, 2006 and vested options to purchase up to 40,000 shares of Common Stock of the Corporation at a price of $3.00 per share, exercisable until February 19, 2007. Does not include unvested options to purchase up to 180,000 shares of Common Stock of the Corporation at a price of $1.70 per share, exercisable until September 30, 2006 and unvested options to purchase up to 60,000 shares of Common Stock of the Corporation at a price of $3.00 per share, exercisable until February 19, 2007.

(2) Does not include 17,500 shares of Common Stock of the Corporation and 30,000 vested stock options which are owned by Mr. Feldman's wife, Suzette St. John Feldman, as to which Mr. Feldman disclaims beneficial ownership. Includes vested options to purchase up to 200,000 shares of Common Stock of the Corporation at a price of $0.32 per share, exercisable until August 11, 2000 and vested options to purchase up to 30,000 shares of Common Stock of the Corporation at a price of $3.00 per share, exercisable until February 19, 2007. Does not include unvested options to purchase up to 45,000 shares of the Common Stock of the Corporation at a price of $3.00 per share, exercisable until February 19, 2007.

          SECURITY OWNERSHIP OF DIRECTORS AND NAMED EXECUTIVE OFFICERS

         The following table sets forth, as of March 2, 1998, beneficial ownership of shares of Common Stock of the Company by each director, each of the named executive officers and all directors and executive officers as a group:

                                Total Number of Shares              Percent of
                                   of Common Stock                    Common
Name                              Beneficially Owned                 Stock(1)

Gene Feldman                            396,700(2)                      9.2

Cary Brokaw                           1,571,350(3)                     37.1

Michael Feldman                         111,500(4)(5)                   2.7

Sheri L. Halfon                          30,100(6)                      *

Doug Rowan                                3,000(7)                      *

James A. Janowitz                            -0-(8)                     *

Directors and Executive               2,112,650(9)                     46.08
  Officers as a Group
  (6 persons)
----------
* The number of shares owned is less than one percent of the outstanding shares.

 (1) The percentage of class calculation assumes for each beneficial owner that all of the options are deemed to be exercised by any other stockholders.

(2) See footnote 2 to Principal Stockholders table.

(3) See footnote 1 to Principal Stockholders table.

(4) Includes vested options to purchase up to 60,000 shares of Common Stock of the Corporation at a price of $1.70 per share, which option is exercisable until September 30, 2006 and vested options to purchase up to 30,000 shares of Common Stock of the Corporation at a price of $3.00 per share, exercisable until February 19, 2007. Does not include unvested options to purchase up to 90,000 shares of Common Stock of the Corporation at a price of $1.70 per share, exercisable until September 30, 2006 and unvested options to purchase up to 45,000 shares of Common Stock of the Corporation at a price of $3.00 per share, exercisable until February 19, 2007.

(5) Michael Feldman is Gene Feldman's nephew.

(6) Includes vested options to purchase up to 30,000 shares of Common Stock of the Corporation at a price of $3.00 per share, exercisable until February 19, 2007. Does not include unvested options to purchase up to 45,000 shares of Common Stock of the Corporation at a price of $3.00 per share, exercisable until March 10, 2007.

(7) Includes vested options to purchase up to 2,000 shares of Common Stock of the Corporation at a price of $5.00 per share, exercisable until July 1, 2007. Does not include unvested options to purchase up to 8,000 shares of Common Stock of the Corporation at a price of $5.00 per share, exercisable until July 1, 2007.

(8) Does not include 25,000 shares of Common Stock of the Corporation which are owned by Pryor, Cashman, Sherman & Flynn, a law firm in which Mr. Janowitz is a senior partner, as to which Mr. Janowitz disclaims beneficial ownership.

 (9) Includes 512,000 shares of Common Stock issuable upon exercise of currently exercisable stock options.

Except for the shares of Avenue Common Stock subject to the options described in footnotes 1 through 4, and 6 and 7 above, none of such shares is known by the Corporation to be shares with respect to which such beneficial owner has the right to acquire beneficial ownership. The Corporation believes the beneficial holders listed above have sole voting and investment power regarding the shares shown as being beneficially owned by them.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Gene Feldman Exit Option Agreement. In connection with the Business Combination, Gene Feldman entered into an exit option agreement with CineMasters pursuant to which, among other things, he was given an option, exercisable during the six-month period commencing on the date of termination of his employment, to purchase the production assets of CineMasters for a cash purchase price equal to the book value of such assets. This option does not include the CineMasters film library. In addition, CineMasters retained the right to acquire any future production of Mr. Feldman for nominal consideration, subject to (i) the rights of Mr. Feldman to receive commercially reasonable producer fees, (ii) the rights, if any, of A&E, as licensee, consistent with past practice, and
(iii) the distribution rights pursuant to the Distribution Agreement, dated July 1, 1995, as amended, between Janson and the Wombat Division. Upon the exercise of such option, Gene Feldman will no longer be employed by CineMasters but will be entitled to receive annual payments for the remainder of his life equal to the lesser of (i) 25% of the annual net income (which shall be determined without deduction for general and administrative expenses) derived by CineMasters from the original CineMasters library and (ii) $100,000 annually. If Gene Feldman shall die prior to the exercise of such option, Gene Feldman's wife, Suzette St. John Feldman, shall following Gene Feldman's death have the right to exercise such option and to receive such annual payments for a period of five years following the date of such exercise. If Gene Feldman shall die after the exercise of such option but prior to the fifth anniversary of the date of such exercise, Suzette St. John Feldman shall following Gene Feldman's death be entitled to receive such annual payments for a period of five years following the date of Gene Feldman's death; provided, however, that such annual payments shall be reduced from $100,000 to $75,000 following the fifth anniversary of the date of Gene Feldman's exercise of such option. In addition, if CineMasters shall determine to sell its library during the first five years following the exercise of such option by Gene Feldman, CineMasters shall first offer to sell its library to Gene Feldman based upon a specific price and upon specific terms. If Gene Feldman does not accept such offer within a reasonable period of time, CineMasters will then have a limited period of time in which to sell its library to a third party for a price and upon terms no less favorable to CineMasters than those offered to Gene Feldman. In connection with the Reincorporation, the Gene Feldman Exit Option Agreement was amended to replace CineMasters with Wombat.

         Stockholders Agreement. In connection with the Business Combination, Mr. Brokaw entered into a stockholders agreement (the "Stockholders Agreement"), amended in connection with the Reincorporation, with CineMasters and each of National Patent, Gene Feldman, Jerome Feldman, Suzette St. John Feldman, and Michael Feldman (collectively, the "Feldman Group"), pursuant to which, among other things, the Board of Directors of CineMasters was reconstituted such that Mr. Brokaw and the Feldman Group each have three designees on a six-person Board of Directors and, except as may be mutually agreed upon, equal representation on any committee of the Board of Directors. The Stockholders Agreement provides that all extraordinary transactions (i.e., any merger or consolidation involving CineMasters or any subsidiary, any public offering, any sale or other disposition of a material portion of the assets of CineMasters and/or its subsidiaries, any acquisition or investment in excess of $250,000, etc.) shall require the prior approval of the Board of Directors of CineMasters. In addition, the Stockholders Agreement provides that, except for ordinary course
(i) expenditures for office rent, (ii) expenditures for selling, general, and administrative expenses, and (iii) out-of-pocket development expenditures not in excess of $500,000 during each of the first two fiscal years following consummation of the Business Combination, aggregate expenditures in excess of $250,000 in any fiscal year will require the prior approval of the Board of Directors of CineMasters. The Stockholders Agreement also provides each of Mr. Brokaw and the members of the Feldman Group with reciprocal rights of first negotiation and refusal and tag-along rights in the event that either party wishes to dispose of some or all of his, her, or its shares of Common Stock in a privately-negotiated transaction. Mr. Brokaw has agreed until December 31, 1997 to maintain a balance of cash or cash equivalents (including the registered shares of National Patent common stock held by the Company as described below) for CineMasters of at least $500,000 and shall at all times thereafter maintain a balance of cash or cash equivalents for CineMasters of at least $300,000. Pursuant to the Stockholders Agreement, $500,000 in cash or cash equivalents was placed in a separate account with any withdrawal from such account requiring the signatures of each of Mr. Brokaw and a representative from the Feldman Group. The balance of such account will be reduced to $300,000 on December 31, 1997. In connection with the Reincorporation, the Stockholders Agreement was amended to replace CineMasters with the Company.

         Transactions with GP Strategies Corporation. In connection with the Business Combination, GP Strategies made a capital contribution valued at $815,000 to the Company in the form of registered shares of GP Strategies common stock in exchange for 407,500 shares of the Company's Common Stock. In August 1996, certain directors, affiliates and employees of GP Strategies contributed an aggregate of $185,000 in cash to the capital of the Company in exchange for an aggregate of 123,338 shares of restricted Common Stock of the Company in a private placement transaction. The Chairman of the Company and Jerome I. Feldman, the President and Chief Executive Officer of GP Strategies are brothers. Michael Feldman is the son of Jerome Feldman.

         Distribution Agreement. On March 1, July 1, 1995 and April 28, 1996, the Company entered into an agreement with Janson whereby Janson (the distributor) was granted sole and exclusive rights to license essentially all the programs of the Wombat Division for all forms of television and video worldwide. The distributor also gained the exclusive right to execute all contracts for the exploitation of these rights. The President of Janson, Stephen Janson, is related to the Company's Chairman, Gene Feldman, through marriage.

         Transactions with Pryor, Cashman, Sherman & Flynn. As consideration for legal services rendered in connection with the Business Combination, Pryor, Cashman, Sherman & Flynn was paid approximately $75,000 in legal fees in 1996 and approximately $55,000 in legal fees in 1997. As additional consideration for such legal services, the Company issued 25,000 shares of the Company's Common Stock to the firm. Mr. Janowitz, a director of the Company, is a senior partner at Pryor, Cashman, Sherman & Flynn.

Other Transactions

         Cary Brokaw, the President and Chief Executive Officer and a director of the Company, had loans outstanding to the Company aggregating approximately $110,000 (including accrued interest thereon) for the period April 15, 1997 through March 31, 1998. As of March 31, 1998, $81,204 of the loan was repaid and $28,840 is currently outstanding.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

(a)               INDEX TO EXHIBITS

3. Restated Certificate of Incorporation. Incorporated herein by reference to Exhibit 3 (I) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

3.1 By-Laws. Incorporated herein by reference to Exhibit 3(ii) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

10. Share Exchange Agreement, dated as of September 30, 1996, among Cary Brokaw, Avenue Pictures, Inc. and The CineMasters Group, Inc. Incorporated herein by reference to Exhibit 10(a)(i) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

10.1 Stockholders Agreement, dated as of September 30, 1996, among Cary Brokaw, The CineMasters Group, Inc., National Patent Development Corporation, Gene Feldman, Jerome Feldman, Suzette St. John Feldman and Michael Feldman. Incorporated herein by reference to Exhibit 10(a) (ii) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

10.2 Exit Option Agreement, dated as of September 30, 1996, between The CineMasters Group, Inc. and Gene Feldman. Incorporated herein by reference to Exhibit 10(a)(iii) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

10.3 Distribution Agreement, dated April 28, 1996, between Janson Associates, Inc. and The CineMasters, Group, Inc. Incorporated herein by reference to Exhibit 10(b)(ii)(1) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

10.4 Agreement, dated as of December 5, 1994, amended as of June 27, 1995 and as of October 1, 1996, between The CineMasters Group, Inc. and A&E Television Networks. Incorporated herein by reference to Exhibit 10(b)(ii)(2) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

10.5 Output Agreement, dated October 1, 1994 between Avenue Pictures, Inc. and RHI Entertainment, Inc. Incorporated herein by reference to Exhibit 10(b)(ii)(6) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

10.6 Promissory Note between Avenue Entertainment Group, Inc. and Fleet Bank, National Association. Incorporated herein by reference to Exhibit 10(b)(ii)(7) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

10.7 Avenue Entertainment Group, Inc. Stock Option and Long Term Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10(c)(i) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

10.8 Employment Agreement, dated as of September 30, 1996, among The CineMasters Group, Inc., Avenue Pictures, Inc. and Cary Brokaw. Incorporated herein by reference to Exhibit 10(c)(ii) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

10.9 Employment Agreement, dated as of September 30, 1996, among The CineMasters Group, Inc., Avenue Pictures, Inc. and Gene Feldman. Incorporated herein by reference to Exhibit 10.(c)(iii) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

10.10    Option  Agreement,   dated  as  of  September  30,  1996,  between  The
         CineMasters Group, Inc. and Cary Brokaw. Incorporated herein by reference to Exhibit 10(c)(iv) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

10.11 Form of Option Grant Agreement, dated as of September 30, 1996, between Avenue Entertainment Group, Inc. and the Optionee. Incorporated herein by reference to Exhibit 10(c)(v) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

10.12 Form of Option Grant Agreement, dated as of March 10, 1997 between Avenue Entertainment Group, Inc. and the Optionee. Incorporated herein by reference to Exhibit 10(c)(vi) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

10.13 Termination Agreement, With Accounts Receivable, dated July 3, 1996 among The CineMasters Group, Inc., Kaufman Films, Inc. and Kevin Kaufman. Incorporated herein by reference to Exhibit 10(c)(vii) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

10.14 Letter Agreement, dated November 27, 1995, between CineMasters Group, Inc. and Ehrenkrantz, King, Nussbaum, Inc. Incorporated herein by reference to Exhibit 10(c)(viii) to Amendment No. 1 of the Company's Registration Statement on Form SB-2/A1 filed on October 30, 1997.

10.15 Warrant, dated October 1, 1995, issued by CineMasters Group, Inc. to Ehrenkrantz, King, Nussbaum, Inc. Incorporated herein by reference to
         Exhibit 10(c)(ix) to Amendment No. 1 of the Company's Registration Statement on Form SB-2/A1 filed on October 30, 1997.

21       Subsidiaries of the Company *

23       Consent of KPMG Peat Marwick LLP *

23.1     Consent of Israeloff, Trattner & Co., CPAs, P.C. *

27       Financial Data Schedule *

--------------
* Filed herewith.


(b) There were no Reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AVENUE ENTERTAINMENT GROUP, INC.


                                    Cary Brokaw
                                    President and Chief Executive Officer

Dated:   April 14, 1998

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                            Title


Cary Brokaw                      President and Chief Executive Officer, Director


Sheri L. Halfon                  Director


Gene Feldman                     Chairman of the Board


Doug Rowan                       Director


James A. Janowitz                Director


Ira J. Sobotko                   Principal Financial and Accounting Officer