Form 10QSB
period 1998-03-31
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 1998-05-15
CIK 1023298

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number:                              001-12885

                        AVENUE ENTERTAINMENT GROUP, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

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

                           Yes     X               No

Number of shares outstanding of each of issuer's classes of common stock as of May 12, 1998:



     Common Stock                                         4,108,838

                        AVENUE ENTERTAINMENT GROUP, INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                         Page No.

         Consolidated Condensed Balance Sheets -
         March 31, 1998 (unaudited) and December 31, 1997                  1

         Unaudited Consolidated Condensed Statement of Operations -
         Three Months Ended March 31, 1998 and 1997                        2

         Unaudited Consolidated Condensed Statement of Cash Flows -
         Three Months Ended March 31, 1998 and 1997                        3

         Unaudited Notes to Consolidated Condensed Financial Statements    5

         Management's Discussion and Analysis or Plan of Operation         8

PART II. OTHER INFORMATION

                  Signatures                                              11

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.


                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  March 31,         December 31,
                                                    1998                1997
Assets                                          (unaudited)

Cash                                           $   648,694          $ 1,158,347
Short-term investments                             702,101              562,711
Accounts receivable                                201,276              126,492
Income tax receivable                              235,000              235,000
Films costs, net                                 1,560,378            1,481,571
Property and equipment, net                         98,807              102,356
Other assets                                        32,105               18,709
Goodwill                                         2,384,419            2,454,549
                                               -----------           -----------
Total assets                                    $5,862,780          $ 6,139,735
                                                ==========            ==========


Liabilities and Stockholders' Equity
Accounts payable and accrued expenses          $   957,990          $   916,419
Loan payable                                       127,500              127,500
Capitalized lease obligations                        4,229                8,459
Due to related party                                94,480               94,480
                                              ------------           ----------
Total liabilities                                1,184,199            1,146,858
                                                ----------           ----------


Stockholders' equity
Common stock, par value $.01 per share              40,728               40,728
Additional paid-in capital                       6,241,631            6,232,256
Deficit                                         (1,790,879)          (1,327,818)
Accumulated comprehensive income                   337,101              197,711
Note receivable for common stock                  (150,000)            (150,000)
                                               ------------           ----------
Total stockholders' equity                       4,678,581            4,992,877
                                               -----------           -----------
Total liabilities and stockholders' equity      $5,862,780          $ 6,139,735
                                                ==========          ============



   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

                                   (unaudited)


                                                 Three months      Three months
                                                ended March 31,  ended March 31,
                                                   1998               1997
                                                 -----------        --------

Operating revenues                               $   239,701     $  1,774,161
                                                 -----------     ------------

Costs and expenses:
Film production costs                                 32,699        1,052,627
Selling, general and administrative expenses         664,762          705,504
                                                 -----------      -----------
Total costs and expenses                             697,461        1,758,131
                                                 -----------       ----------

Income (loss) before income tax                     (457,760)          16,030

Income tax expense                                     5,301           12,164
                                                 ------------      -----------

Net income (loss)                                $  (463,061)    $      3,866
                                                 ============     ============

Basic and diluted loss per common stock          $      (.11)    $       --
                                                 ============    ============






   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Continued)

                                   (unaudited)


                                                           Three months        Three months
                                                             ended               ended
                                                             March 31,           March 31,
                                                               1998               1997

Cash flows from operating activities:
   Net income (loss)                                       $(463,061)          $    3,866
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation                                                 5,913              12,113
   Amortization - film production costs                        25,200           1,036,265
   Amortization - goodwill                                     70,130              70,130
   Stock option compensation                                    9,375               9,375
   Changes in assets and liabilities which
    affect net income:
       Accounts receivable                                    (74,784)           (449,573)
       Film costs                                            (104,007)           (472,581)
       Other assets                                           (13,396)             27,993
       Accounts payable and accrued expenses                   41,571             276,194
       Income taxes payable                                                       (30,315)
       Advances from customers                                                   (487,730)
                                                             ---------          ----------
                                                                  --

           Net cash used in operating activities             (503,059)             (4,263)
                                                             ---------          ----------

Cash flows from investing activities:
       Purchase of equipment                                   (2,364)             (1,060)
                                                             ---------         ------------

           Net cash used in investing activities               (2,364)             (1,060)
                                                             ---------       -------------

   See accompanying notes to the consolidated condensed financial statements.


                        AVENUE ENTERTAINMENT GROUP, INC.

                                   (unaudited)

                                                          Three months     Three months
                                                             ended            ended
                                                           March 31,        March 31,
                                                             1998             1997

Cash flows from financing activities:
   Principal payments of capital lease obligations       $   (4,230)        $ (8,752)
                                                         -----------        ---------

           Net cash used in financing activities             (4,230)          (8,752)
                                                         -----------        ---------

           Net decrease in cash                            (509,653)         (14,075)

Cash at beginning of year                                 1,158,347          687,080
                                                          ----------        ---------

Cash at end of period                                    $  648,694         $673,005
                                                          ==========        =========

Supplemental cash flow information:
 Cash paid during the year for:
     Interest                                            $    3,305         $
                                                         ------------
                                                                                --
     Income taxes                                        $    5,301         $ 32,164
                                                         ============       =========




     See accompanying notes to consolidated condensed financial statements.


                        AVENUE ENTERTAINMENT GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)




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


Basis of presentation

         The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 1998, the results of operations and its cash flows for the three months ended March 31, 1998 and 1997 have been included. The results of operations for the interim period are not necessarily indicative of results which may be realized for the full year.

                        AVENUE ENTERTAINMENT GROUP, INC.

                                   (Unaudited)



2.       Film costs

         Film costs consist of the following:

                                                   March 31,        December 31,
                                                     1998               1997
In process or development                          $  438,025       $   47,955
Released, net of accumulated amortization
 of $11,778,274 and $11,753,074, respectively       1,122,353        1,433,616
                                                  -----------       ----------
                                                   $1,560,378       $1,481,571


3.       Loan payable

         On May 27, 1997, the Company entered into an unsecured demand note which provides the Company with borrowings (the "Note") in the principal amount of $250,000, at prime plus 1%, with Fleet Bank, National Association, which is payable on demand, but in any event not later than May 27, 1998. As of March 31, 1998, $127,500 had been borrowed under the Note at an interest rate of 9.50%.

                        AVENUE ENTERTAINMENT GROUP, INC.

                                   (Unaudited)

4.       Comprehensive income

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130. "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements for the year ended December 31, 1998. The following are the components of comprehensive income:

                                                          Three months ended
                                                   March 31,           March 31,
                                                     1998                1997
                                                   ---------           -------

Net income (loss)                              $  (463,061)         $    3,866
Other comprehensive income, net of tax:
 Unrealized gain (loss) on
  marketable securities                            139,390            (130,179)
                                               -----------          -----------
    Comprehensive income                       $  (323,671)         $ (126,313)
                                               ===========          ==========

         The components of accumulated comprehensive income, net of related tax are as follows:

                                                   March 31,        December 31,
                                                     1998                1997

Unrealized gain on
  marketable securities                        $   337,101          $  197,711
                                                -----------         ----------
    Accumulated other comprehensive income     $   337,101          $  197,711
                                               ===========          ==========

5.       Subsequent event

         In May 1998, the Company sold 36,000 restricted shares of common stock to certain investors pursuant to a private placement transaction and realized net proceeds of approximately $143,000. The shares of common stock cannot be sold, transferred or assigned for a one-year period. The Company claimed an exemption from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 of Registration D of the Act.

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

Results of Operations

         For the quarter ended March 31, 1998, the Company had a loss before income taxes of approximately $458,000 compared to income of $16,000 for the quarter ended March 31, 1997. The loss for the period was primarily the result of reduced revenues earned by both Wombat and Avenue Pictures, partially mitigated by reduced selling, general and administrative expenses.

Revenues

         Revenues for the three months ended March 31, 1998 were approximately $240,000 compared to $1,774,000 for the three months ended March 31, 1997. The revenues for the three months ended March 31, 1998 were primarily derived from the operations of Wombat and were approximately $219,000, as compared to $371,000 for the three months ended March 31, 1997. The revenues earned by Wombat in 1998 and 1997 were derived from the licensing of rights to Wombat programming in secondary markets through Janson Associates. For the three months ended March 31, 1998, Avenue Pictures had revenues of $20,000, compared to revenues of $1,273,000 for the three months ended March 31, 1997. In 1998, Avenue Pictures' revenues were derived from development fees, while for the three months ended March 31, 1997, Avenue's revenues were primarily derived from the delivery to Hallmark of the made-for-television movie "Tell Me No Secrets" ($1,000,000) and the recognition of the producing and overhead fees on the feature film "Finding Graceland."

Film production costs

         Film production costs for the three months ended March 31, 1998 were $33,000 compared to $1,053,000 for the three months ended March 31, 1997 as a result of reduced revenues recognized by Avenue Pictures for the three months ended March 31, 1998.

Selling, General and Administrative

         Selling, general and administrative (S,G&A) expenses for the three months ended March 31, 1998 were $665,000 compared to $706,000 for the three months ended March 31, 1997. The reduced S,G&A in 1998 is the result of reduced commissions paid by Wombat, due to reduced licensing revenues, partially offset by increased personnel costs incurred by Avenue Pictures in order to develop its business.

Liquidity and Capital Resources

        At March 31, 1998, the Company had approximately $649,000 of cash and approximately $702,000 of short term investments.

         On May 27, 1997, the Company entered into an unsecured demand note (the "Note") which provides the Company with borrowings in the principal amount of $250,000, at prime plus 1%, with Fleet Bank, National Association. The Note is payable on demand, but in any event not later than May 27, 1998. As of March 31, 1998, $127,500 had been borrowed under the Note. The Company believes that it will be able to extend the Note for an additional period on similar terms and conditions, however there can be no assurance that the Company will be able to extend this Note.

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

Recent Accounting Developments

         The Financial Accounting Standards Board issued Accounting Standards (SFAS 130), "Reporting Comprehensive Income", in June 1997 which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company has included the required information in Note 4 to the Consolidated Financial Statements.

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

                           PART II. OTHER INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.

                                 March 31, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                     AVENUE ENTERTAINMENT GROUP, INC.

DATE:             May 15, 1998       BY:      Gene Feldman
                                              Chairman of the Board

DATE:             May 15, 1998       BY:      Cary Brokaw
                                              President and Chief Executive
                                              Officer, Director

DATE:             May 15, 1998       BY:      Ira J. Sobotko
                                              Principal Accounting Officer