Form 10-Q
period 1998-06-30
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 1998-08-14
CIK 1023298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended June 30, 1998

                                       or

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

Number of shares outstanding of each of issuer's classes of common stock as of August 10, 1998.

                  Common Stock                        4,108,838

                        AVENUE ENTERTAINMENT GROUP, INC.

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION                                        Page No.

           Consolidated Condensed Balance Sheets -
           June 30, 1998 (unaudited) and December 31, 1997                 1

           Consolidated Condensed Statement of Operations -
           Three Months and Six Months Ended
           June 30, 1998 and 1997                                          2

           Consolidated Condensed Statement of Cash Flows -
           Six Months Ended June 30, 1998 and 1997                         3

           Notes to Consolidated Condensed Financial Statements            5

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             8

PART II.   OTHER INFORMATION

                  Signatures                                              11

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                               June 30,             December 31,
                                                 1998                   1997
                            Assets           (unaudited)

Cash                                        $   457,677            $ 1,158,347
Marketable Securities                           534,628                 562,711
Accounts receivable                             156,779                126,492
Income tax receivable                           208,000                235,000
Films costs, net                              1,521,643              1,481,571
Property and equipment, net                      92,826                102,356
Other assets                                     38,310                 18,709
Goodwill                                      2,314,289              2,454,549
                                            -----------            -----------
Total assets                                 $5,324,152             $6,139,735
                                             ==========             ==========

                      Liabilities and Stockholders' Equity

Accounts payable and accrued expense          $   928,046              916,419
Loan payable                                      127,500              127,500
Capitalized lease obligations                                            8,459
Due to related party                               94,480               94,480
                                              -----------           ----------
Total liabilities                               1,150,026            1,146,858
                                               ----------           ----------

Stockholders' equity

Common stock, par value $.01 per share             41,088               40,728
Additional paid-in capital                      6,396,446            6,232,256
Accumulated deficit                            (2,113,408)          (1,327,818)
Accumulated comprehensive income                                       197,711
Note receivable for common stock                 (150,000)            (150,000)
                                             -------------          ----------
Total stockholders' equity                      4,174,126            4,992,877
                                              -----------           ----------
Total liabilities and stockholders' equity     $5,324,152           $6,139,735
                                               ==========           ==========

   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                       Three months                    Six months
                                                      ended June 30,                  ended June 30,
                                                    ----------------                 ----------------
                                                1998             1997          1998                 1997
                                              -------           ------       -------             -------

Operating revenues                          $   170,057       $  352,151     $  409,758      $ 2,126,312
                                            -----------       ----------     ----------      -----------

Cost and expenses:
  Film production costs                         140,553           98,201        173,252        1,150,828
  Selling, general & administrative
   expenses                                     555,506          634,311      1,220,268        1,339,815
                                            -----------        ---------     ----------      -----------

    Total costs and expenses                    696,059          732,512      1,393,520        2,490,643
                                            -----------       ----------     ----------      -----------

Unrealized gains on trading securities          205,628                         205,628
                                            ----------- ----------------    -----------

Loss before income tax                         (320,374)        (380,361)      (778,134)        (364,331)

Income tax benefit (expense)                     (2,155)          84,531         (7,456)          72,367
                                           ------------      -----------   ------------      -----------

Net loss                                     $ (322,529)      $ (295,830)    $ (785,590)      $ (291,964)
                                             ==========       ==========     ==========       ==========

Basic and diluted loss per share         $         (.08)   $        (.08) $        (.19)   $       (.08)
                                         ==============    =============  =============    ============
Weighted average shares
  outstanding                                 4,090,838        3,735,338      4,083,124        3,719,267
                                            ===========       ==========     ==========       ==========





   See accompanying notes to the consolidated condensed financial statements.


                        AVENUE ENTERTAINMENT GROUP, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                              Six months
                                                             ended June 30,
                                                        1998             1997
Cash flows from operating activities:

Net loss                                            $ (785,590)     $  (291,964)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
   Depreciation                                         11,893           13,175
   Amortization-film production costs                  163,039        1,110,382
   Amortization-goodwill                               140,260          140,260
   Unrealized gains on trading securities             (205,628)
   Stock option compensation                            18,750           18,750
  Changes in assets and liabilities which
     affect net income:
       Accounts receivable                             (30,287)        (294,556)
       Film costs                                     (203,110)        (658,225)
       Other assets                                    (19,601)          17,482
       Accounts payable and accrued expenses            11,627          297,982
       Income taxes payable                             27,000          (80,000)
       Advances from customers                                         (535,730)
                                                    ----------       ----------

           Net cash used in operating activities      (871,647)        (262,444)
                                                    ----------       ----------

Cash flows from investing activities:
  Proceeds from sale of marketable securities           36,000
  Purchase of equipment                                 (2,364)         (16,455)
                                                    ----------      -----------

      Net cash provided by (used in)
       investing activities                             33,636          (16,455)
                                                    ----------      -----------

                        AVENUE ENTERTAINMENT GROUP, INC.

                                   (Unaudited)



                                                                  Six months
                                                                ended June 30,
                                                            1998            1997


Cash flows from financing activities:
Sale of common stock                                    $  145,800     $
Principal payments of capital lease obligation              (8,459)     (17,503)
                                                        -----------    --------

      Net cash provided by (used in) financing
         activities                                        137,341      (17,503)
                                                        ----------     ---------

      Net decrease in cash                                (700,670)    (296,402)

Cash at the beginning of period                          1,158,347      687,080
                                                        ----------    ----------

Cash at the end of period                               $  457,677    $  390,678
                                                        ==========    ==========

Supplemental disclosures of cash flow information:

Cash paid during the periods for:
  Interest                                              $    6,638    $   35,344
                                                        ==========    ==========
  Income taxes                                          $    7,456    $  191,509
                                                        ==========     =========


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

         Basis of Presentation

         The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 1998, the results of operations and its cash flows for the six months ended June 30, 1998 and 1997 have been included. The results of operations for the interim period are not necessarily indicative of results which may be realized for the full year.

                        AVENUE ENTERTAINMENT GROUP, INC.

2. Film costs

   Film costs consist of the following:

                                                       June 30,     December 31,
                                                         1998           1997
     In process or development                        $  184,442    $    47,955
     Released, net of accumulated amortization of
           $11,916,113 and $11,753,074                 1,337,201      1,433,616
                                                       ---------      ---------
                                                      $1,521,643    $ 1,481,571
                                                       =========      =========


3. Loan payable

   On May 27, 1997, the Company entered into an unsecured demand note which provided the Company with borrowings (the "Note") in the principal amount of $250,000, at prime plus 1%, with Fleet Bank, National Association ("Fleet"), which was payable on demand, but in any event not later then May 27, 1998. As of June 1, 1998, Fleet extended the Note for an additional one-year period and reduced the available borrowing amount of the Note to $150,000. As of June 30, 1998, $127,500 had been borrowed under the Note at an interest rate of 9.5%. The
Note is payable on demand, but in any event not later then May 27, 1999.

4.       Comprehensive income

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130. "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements for the year ended December 31, 1998. The following are the components of comprehensive income:

                                                         Six months ended
                                                June 30,               June 30,
                                                  1998                 1997
                                               ---------               -------

Net loss $  (785,590)                       $  (291,964)
Other comprehensive income, net of tax:
 Unrealized gains on
  marketable securities                                                 11,269
                                            -----------             ----------
    Comprehensive income                    $  (785,590)            $ (280,695)
                                            ===========             ==========

                        AVENUE ENTERTAINMENT GROUP, INC.

4.       Comprehensive income (Continued)

         The components of accumulated comprehensive income, net of related tax are as follows:

                                                   June 30,     December 31,
                                                     1998          1997

Unrealized gains on
  marketable securities                            $            $  197,711
                                                   -------      ----------
    Accumulated other comprehensive income         $            $  197,711
                                                   =======      ==========

         In June 1998, the Company made the decision to sell in the short-term its shares of GP Strategies common stock, which are classified on the Consolidated Balance Sheet as a Marketable security, in order to assist in funding its working capital needs. The effect of reclassifying these shares as trading securities from available for sale was a $205,628 decrease in Accumulated other comprehensive income on the Consolidated Balance Sheet and the recognition of an Unrealized gain on trading securities of $205,628 in the Consolidated Statement of Operations for periods ended June 30, 1998.

5.       Sale of stock

         In May 1998, the Company sold 36,000 restricted shares of common stock to certain investors pursuant to a private placement transaction and realized net proceeds of approximately $146,000. The shares of common stock cannot be sold, transferred or assigned for a one-year period. The Company claimed an exemption from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 of Registration D of the Act.

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

Liquidity and capital resources

At June 30, 1998, the Company had approximately $458,000 of cash and approximately $535,000 of short term investments. Of the $458,000 of cash at June 30, 1998, approximately $300,000 has been earmarked for future residual payments which have been accrued in the financial statements. The residual payments would be payable on the earlier of the second air date of certain television productions or September 2000.

On May 27, 1997, the Company entered into an unsecured demand note (the "Note"), which provided the Company with borrowings in the principal amount of $250,000, at prime plus 1%, with Fleet Bank, National Association. The Note was payable on demand, but in any event not later then May 27, 1998. As of June 1, 1998, Fleet extended the Note for an additional one-year period and reduced the available borrowing amount of the Note to $150,000. As of June 30, 1998, $127,500 had been borrowed under the Note. The Note is payable on demand, but in any event not later then May 27, 1999.

Management believes that the existing marketable securities are adequate to fund the Company's operations, however, management may seek to raise additional funds, through the issuance of common stock or issuance of debt, to expand the Company's business at a greater rate. However, there is no guarantee that such funding will be available, or available under terms which are acceptable to the Company. The Company's rate of growth and investment in projects will be adjusted as necessary based on available financing and existing capital resources.

Results of operations

For the quarter and six months ended June 30,1998 the Company had a loss before income taxes of $320,000 and $778,000 compared to a loss of $380,000 and $364,000 for the quarter and six months ended June 30, 1997. The increased loss for the periods was the result of reduced revenues earned by both Wombat and Avenue Pictures partially offset by a $205,000 unrealized gain on the transfer of GP Strategies common stock from available for sale to trading securities in June 1998.

Revenues

Revenues for the three months ended June 30, 1998 were $170,000 compared to $352,000 for the three months ended June 30, 1997. Revenues from the operations of Avenue Pictures for the three months ended June 30, 1998, were approximately $92,000, which were primarily derived from development fees, as compared to approximately $174,000 in 1997 which were primarily derived from recognition of the production and overhead fees on the feature film "Finding Graceland". Revenues from Wombat's operations for the three months ended June 30, 1998 were approximately $78,000 as compared to $179,000 for the three months ended June 30, 1997. Of the revenues earned by Wombat during the three months ended June 30, 1997, approximately $120,000 was derived from the completion and availability of a one-hour motion picture profile for A&E and the remaining revenue in 1997 and all the revenue in 1998 was derived from licensing of rights for Wombat programming in secondary markets through Janson Associates.

Revenues for the six months ended June 30, 1998 were $410,000 compared to $2,126,000 for the six months ended June 30, 1997. Revenues from the operations of Avenue Pictures for the six months ended June 30, 1998 were approximately $112,000 which were primarily derived from development fees as compared to approximately $1,447,000 for the six months ended June 30, 1997 which were primarily derived from the delivery to Hallmark of the made-for-television movie "Tell Me No Secrets" and the recognition of the producing and overhead fees on the feature film "Finding Graceland". Revenues from Wombat's operations for the six months ended June 30, 1998 were approximately $297,000, as compared to approximately $680,000 for the six months ended June 30, 1997. Wombat's revenue of $297,000 in 1998 was derived from the licensing of rights to Wombat programming in secondary markets through Janson Associates. Of the revenues earned by Wombat during the six months ended June 30, 1997, approximately $250,000 was derived from the completion and availability of two one-hour motion picture profiles for A&E. The remaining revenue of $430,000 was derived from licensing of rights for Wombat programming in secondary markets through Janson Associates.

Film Production Costs

Cost of revenues for the three months ended June 30, 1998 was $141,000 compared to $98,000 for the three months ended June 30, 1997. The increase can be primarily attributed to increased amortization costs related to Wombat's film library, despite reduced revenues.

Cost of revenues for the six months ended June 30, 1998 was $173,000 compared to $1,151,000 for the six months ended June 30, 1997. The decrease is the result of reduced revenue recognized for the period.

Selling, General and Administrative

Selling, general and administrative (S,G&A) expenses for the three months ended June 30, 1998 were $636,000 compared to $634,000 for the three months ended June 30, 1997. The reduced S,G&A cost for the period was the results of efforts to reduce expenses and personnel costs due to the reduced revenue level.

Selling,general and administrative expenses for the six months ended June 30, 1998 were $1,220,000 compared to $1,340,000 for the six months ended June 30, 1997. The reduced S,G&A cost for the period was the results of efforts to reduce expenses and personnel costs due to the reduced revenue level.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 by January 1, 2000. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on the consolidated financial statements.

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



                                  June 30, 1998


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                        AVENUE ENTERTAINMENT GROUP, INC.


DATE:         August 14, 1998           BY:      Gene Feldman
                                                 Chairman of the Board

DATE:         August 14, 1998           BY:      Cary Brokaw
                                                 President and Chief Executive
                                                 Officer, Director

DATE:         August 14, 1998           BY:      Ira J. Sobotko
                                                 Principal Accounting Officer