Form 10-Q
period 1998-09-30
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 1998-11-17
CIK 1023298

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended September 30, 1998

                                       or

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from                  to

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


11755 Wilshire Blvd., Suite 2200
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

Number of shares outstanding of each of issuer's classes of common stock as of November 13, 1998.



     Common Stock                                          4,108,838

                        AVENUE ENTERTAINMENT GROUP, INC.

                                Table of Contents


PART I.  FINANCIAL INFORMATION                                         Page No.

                  Consolidated Condensed Balance Sheets -
                  September 30, 1998 (unaudited) and
                   December 31, 1997                                       1

                  Consolidated Condensed Statement of Operations -
                  Three Months and Nine Months Ended
                  September 30, 1998 and 1997                              2

                  Consolidated Condensed Statement of Cash Flows -
                  Nine Months Ended September 30, 1998 and 1997            3

                  Notes to Consolidated Condensed Financial Statements     5

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      8

PART II. OTHER INFORMATION

                  Signatures                                              13

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.


                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                             September 30,        December 31,
                                                   1998               1997
Assets                                         (unaudited)

Cash                                            355,741           $  1,158,347
Short-term investments                          278,526                562,711
Accounts receivable                              81,471                126,492
Income tax receivable                            43,000                 70,000
Films costs, net                              1,615,731              1,481,571
Property and equipment, net                      86,626                102,356
Other assets                                     34,293                 18,709
Goodwill                                      2,244,159              2,454,549
                                             ----------            -----------
Total assets                                 $4,739,547             $5,974,735
                                             ==========             ==========


Liabilities and Stockholders' Equity
Accounts payable and accrued expenses           950,442            $   751,419
Loan payable                                    127,500                127,500
Capitalized lease obligations                                            8,459
Due to related party                             94,480                 94,480
                                             ----------            -----------
Total liabilities                             1,172,422                981,858
                                             ----------             ----------


Stockholders' equity
Common stock, par value $.01 per share           41,088                 40,728
Additional paid-in capital                    6,405,821              6,232,256
Accumulated deficit                          (2,729,784)            (1,327,818)
Accumulated comprehensive income                                       197,711
Note receivable for common stock               (150,000)              (150,000)
                                             ----------             ----------
Total stockholders' equity                    3,567,125              4,992,877
                                             ----------             -----------
Total liabilities and stockholders' equity   $4,739,547             $5,974,735
                                             ==========             ==========

   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.


                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                 Three months                     Nine months
                                               ended September 30,               ended September 30,
                                                 1998          1997             1998           1997

Operating revenues                          $ 144,136        $ 116,050       $553,894       $2,242,362
                                            ---------        ---------       --------       ----------

Cost and expenses:

Film production costs                          18,911           26,690        192,163        1,177,518

Selling, general & administrative
 expenses                                     563,652          598,682      1,783,920        1,938,497
                                           ----------        ---------     ----------       ----------

    Total costs and expenses                  582,563          625,372      1,976,083        3,116,015
                                           ----------       ----------     ----------      -----------

    Unrealized gains (losses) on
     trading securities                      (177,775)                         27,853
                                           ----------  ---------------    -----------

    Loss before income tax                   (616,202)        (509,322)    (1,394,336)        (873,653)

Income tax benefit (expense)                     (174)         100,000         (7,630)         172,367
                                        -------------       ----------   ------------      -----------

Net loss                                    $(616,376)       $(409,322)   $(1,401,966)       $(701,286)
                                            =========        =========    ===========        =========

Basic and diluted loss per share        $        (.15)   $       (.11)  $        (.34)    $       (.19)
                                        =============    ============   =============     ============

Weighted average shares

 outstanding                                4,108,838        3,772,838      4,090,838        3,737,838
                                           ==========       ==========     ==========       ==========





   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.


                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                   Nine months
                                                                ended September 30,

                                                              1998             1997
                                                           ----------        ------

Cash flows from operating activities:

Net loss                                                 $ (1,401,966)       $ (701,286)
Adjustments to reconcile net income
to net cash provided by (used for)
operating activities:
   Depreciation                                                18,094            20,340
   Unrealized gain on trading securities                      (27,853)
   Amortization-film production costs                         254,463         1,136,281
   Amortization-goodwill                                      210,390           210,390
   Stock option compensation                                   28,125            28,125

Changes in other operating assets and liabilities:
   Accounts receivable                                         45,021          (194,816)
   Film costs                                                (388,623)         (762,501)
   Other assets                                               (15,584)           31,898
   Accounts payable and accrued expenses                      250,350           158,731
   Income taxes receivable                                     27,000          (180,000)
   Advances from customers                                                     (488,730)
                                                        -------------        ----------
Net cash used for operating activities                     (1,000,583)         (741,568)
                                                          -----------        ----------
Cash flows from investing activities:

  Proceeds from sale of trading securities                     63,000           270,000
  Purchase of equipment                                        (2,364)          (16,455)
                                                        -------------        ----------
  Net cash provided by investing
   activities                                                  60,636           253,545
                                                         ------------        ----------



                        AVENUE ENTERTAINMENT GROUP, INC.

                                   (Unaudited)




                                                                     Nine months
                                                                 ended September 30,

                                                            1998              1997
                                                         ---------        --------


Cash flows from financing activities:

Sale of common stock                                     $ 145,800
Proceeds from loan payable                                                 $ 227,500
Exercise of warrants                                                         100,000
Principal payments of capital lease of obligation           (8,459)          (26,255)
                                                        ----------        ----------

      Net cash provided by financing activities            137,341           301,245
                                                        ----------        ----------

      Net decrease in cash                                (802,606)         (186,778)

Cash at the beginning of period                          1,158,347           687,080
                                                        ----------       -----------

Cash at the end of period                               $  355,741         $ 500,302
                                                        ==========         =========

Supplemental disclosures of cash flow information:

Cash paid during the periods for:

  Interest                                              $    8,916        $   40,924
                                                        ==========        ==========
  Income taxes                                          $    7,493         $ 191,628
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


Basis of Presentation

The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10K-SB for the year ended December 31, 1997. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 1998, the results of operations and its cash flows for the three months and nine month periods ended September 30, 1998 and 1997 have been included. The results of operations for the interim period are not necessarily indicative of results which may be realized for the full year.



The December 31, 1997 Consolidated Condensed Balance Sheet has been reclassified for comparative purposes.

                        AVENUE ENTERTAINMENT GROUP, INC.

2.       Film costs

         Film costs consist of the following:

                                                     September 30, December 31,
                                                           1998         1997
           In process or development                  $      9,013       47,955
           Released, net of accumulated amortization
              of $12,007,537 and $11,753,074             1,606,718    1,433,616
                                                         ---------    ---------
                                                      $  1,615,731    1,481,571
                                                         =========    =========


3.       Loan payable

         On May 27, 1997, the Company entered into an unsecured demand note which provided the Company with borrowings (the "Note") in the principal amount of $250,000, at prime plus 1%, with Fleet Bank, National Association ("Fleet"), which was payable on demand, but in any event not later then May 27, 1998. As of June 1, 1998, Fleet extended the Note for an additional one-year period and reduced the available borrowing amount of the Note to $150,000. As of September 30, 1998, $127,500 had been borrowed under the Note at an interest rate of 9.5%. The Note is payable on demand, but in any event not later then May 27, 1999.

4.       Comprehensive income

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130. "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements for the year ended December 31, 1998. The following are the components of comprehensive income:

                                                  Nine months ended
                                           September 30,         September 30,
                                                  1998                1997
                                               ---------           -------

Net loss $  (1,401,966)                    $  (701,286)
Other comprehensive income, net of tax:
 Unrealized gains on
  marketable securities                                            304,272
                                           -----------        ------------
    Comprehensive income                    (1,401,966)        $  (397,014)
                                           ===========         ===========

                        AVENUE ENTERTAINMENT GROUP, INC.

4.       Comprehensive income (Continued)

         The components of accumulated comprehensive income, net of related tax are as follows:

                                                  September 30,  December 31,
                                                         1998     1997

Unrealized gains on
  marketable securities                          $              $  197,711
                                                 ------------   ---------
    Accumulated other comprehensive income       $              $  197,711
                                                 ============   ==========

         In June 1998, the Company made the decision to sell in the short-term its shares of GP Strategies common stock, which are classified on the Consolidated Balance Sheet as a Marketable security, in order to assist in funding its working capital needs. The effect of reclassifying these shares as trading securities from available for sale was a $205,628 decrease in Accumulated other comprehensive income on the Consolidated Balance Sheet at June 30, 1998.

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

Liquidity and capital resources

At September 30, 1998, the Company had approximately $356,000 of cash and approximately $279,000 of short term investments. Of the $356,000 of cash at September 30, 1998, approximately $300,000 has been earmarked for future residual payments which have been accrued in the financial statements. The residual payments would be payable on the earlier of the second air date of certain television productions or September 2000.

On May 27, 1997, the Company entered into an unsecured demand note (the "Note"), which provided the Company with borrowings in the principal amount of $250,000, at prime plus 1%, with Fleet Bank, National Association. The Note was payable on demand, but in any event not later then May 27, 1998. As of June 1, 1998, Fleet extended the Note for an additional one-year period and reduced the available borrowing amount of the Note to $150,000. As of September 30, 1998, $127,500 had been borrowed under the Note. The Note is payable on demand, but in any event not later then May 27, 1999.

Management believes that the existing cash and marketable securities are adequate to fund the Company's operations, however, management may seek to raise additional funds, through the issuance of common stock or issuance of debt, to expand the Company's business at a greater rate. However, there is no guarantee that such funding will be available, or available under terms which are acceptable to the Company. The Company's rate of growth and investment in projects, as well as its current organizational structure will be adjusted as necessary based on available financing and existing capital resources.

Results of operations

For the quarter and nine months ended September 30,1998 the Company had a loss before income taxes of $616,000 and $1,394,000 compared to a loss of $509,000 and $874,000 for the quarter and nine months ended September 30, 1997. The increased loss for the periods was the result of reduced revenues earned by both Wombat and Avenue Pictures as well as a $178,000 unrealized loss on the transfer of GP Strategies common stock from available for sale to trading securities in the quarter ended September 1998.

Revenues

Revenues for the three months ended September 30, 1998 were $144,000 compared to $116,000 for the three months ended September 30, 1997. Revenues from the operations of Avenue Pictures for the three months ended September 30, 1998, were approximately $122,000, which were primarily derived from development fees, as compared to approximately $10,000 in 1997. Revenues from Wombat's operations for the three months ended September 30, 1998 were approximately $23,000 as compared to $106,000 for the three months ended September 30, 1997. Of the revenues earned by Wombat during the three months ended September 30, 1997, approximately $64,000 was derived from licensing of rights for Wombat programming in secondary markets through Janson Associates.

Revenues for the nine months ended September 30, 1998 were $554,000 compared to $2,242,000 for the nine months ended September 30, 1997. Revenues from the operations of Avenue Pictures for the nine months ended September 30, 1998 were approximately $234,000 which were primarily derived from development fees as compared to approximately $1,457,000 for the nine months ended September 30, 1997 which were primarily derived from the delivery to Hallmark of the made-for-television movie "Tell Me No Secrets" and the recognition of the producing and overhead fees on the feature film "Finding Graceland". Revenues from Wombat's operations for the nine months ended September 30, 1998 were approximately $320,000, as compared to approximately $785,000 for the nine months ended September 30, 1997. Wombat's revenue of $320,000 in 1998 was derived from the licensing of rights to Wombat programming in secondary markets through Janson Associates. Of the revenues earned by Wombat during the nine months ended September 30, 1997, approximately $286,000 was derived from the completion and availability of two one-hour motion picture profiles for A&E. The remaining revenue of $499,000 was derived from licensing of rights for Wombat programming in secondary markets through Janson Associates.

Film Production Costs

Cost of revenues for the nine months ended September 30, 1998 was $192,000 compared to $1,178,000 for the nine months ended September 30, 1997. The decrease is the result of reduced revenue recognized for the period.

Selling, General and Administrative

Selling, general and administrative (S,G&A) expenses for the three months ended September 30, 1998 were $564,000 compared to $599,000 for the three months ended September 30, 1997. The reduced S,G&A cost for the period was the results of efforts to reduce expenses and personnel costs due to the reduced revenue level.

Selling, general and administrative expenses for the nine months ended September 30, 1998 were $1,784,000 compared to $1,938,000 for the nine months ended September 30, 1997. The reduced S,G&A cost for the period was the results of efforts to reduce expenses and personnel costs due to the reduced revenue level.

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

Year 2000

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

The Company is utilizing both internal and external resources to identify, correct or reprogram and test systems for year 2000 compliance. The Company operates its financial reporting systems through a personal computer based accounting and general ledger package. The Company is in the process of installing the required updates to the system to make the system year 2000 compliant. The Company believes that these updates will cost approximately $5,000 and be complete by the end of the first quarter of 1999.

The Company has also identified various ancillary programs that need to be updated and has contracted with third parties for this work to be completed within the next six months. It is expected that the cost of these modifications will be approximately $5,000.

In addition, the Company is examining their exposure to the year 2000 in other areas of technology. These areas include telephone and E-mail systems, operating systems and applications in free standing personal computers, local area networks and other areas of communication. A failure of these systems, which may impact the ability of the Company to service their customers which could have a material effect on their results of operations. These issues are being handled by the finance team at the Company by identifying the problems and obtaining from service providers either the necessary modifications to the software or assurances that the systems will not be disrupted. The Company believes that the cost of the programming and equipment upgraded will not be in excess of $7,500. In addition, certain personnel computers and other equipment that is not year 2000 compliant will be upgraded through the Company's normal process of equipment upgrades. The Company believes that the evaluation and implementation process will be complete no later than the second quarter of 1999. Over the next year, the Company plans to continue to develop and implement other information technology projects needed in the ordinary course of business.

The Company expects to finance these expenditures from working capital. Therefore, the Company does not expect the year 2000 issue to have a material adverse impact on its financial position or results of operations.

Like other companies, the Company relies on its customers for revenues and on its vendors for products and services of all kinds; these third parties all face the year 2000 issue. An interruption in the ability of any of them to provide goods or services, or to pay for goods or services provided to them, or an interruption in the business operations of our customers causing a decline in demand for services, could have a material adverse effect on the Company in turn.

In addition, there is a risk, the probability of which the Company is not in a position to estimate, that the transition to the year 2000 will cause wholesale, perhaps prolonged, failures of electrical generation, banking, telecommunications or transportation systems in the United States or abroad, disrupting the general infrastructure of business and the economy at large. The effect of such disruptions on the Company could be material.

The Company's various departments will communicate with their principal customers and vendors about their year 2000 readiness, and expect this process to be completed no later than the third quarter of 1999. None of the responses received to date suggests that any significant customer or vendor expects the year 2000 issue to cause an interruption in its operations which would have a material adverse impact on the Company. However, because so many firms are exposed to the risk of failure not only of their own systems, but of the systems of other firms, the ultimate effect of the year 2000 issue is subject to a very high degree of uncertainty.

The Company believes that its preparations currently under way are adequate to assess and manage the risks presented by the year 2000 issue, and does not have a formal contingency plan at this time.

The statements in this section regarding the effect of the year 2000 and the Company's responses to it are forward-looking statements. They are based on assumptions that the Company believes to be reasonable in light of its current knowledge and experience. A number of contingencies could cause actual results to differ materially from those described in forward-looking statements made by or on behalf of the Company.

Forward-Looking Statements

This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, the ability of the Company to reverse its history of operating losses; production risks; dependence on contracts with certain customers; future foreign distribution arrangements; the risk that the Company's preparations with respect to the risks presented by the year 2000 issue will not be adequate; and dependence on certain key management personnel. All of these above factors are difficult to predict, and many are beyond the control of the Company.

                           PART II. OTHER INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.



                               September 30, 1998


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                            AVENUE ENTERTAINMENT GROUP, INC.

DATE:         November 16, 1998             BY:    Gene Feldman
                                                   Chairman of the Board



DATE:         November 16, 1998             BY:    Cary Brokaw
                                                   President and Chief Executive
                                                   Officer, Director

DATE:         November 16, 1998             BY:    Ira J. Sobotko
                                                   Principal Accounting Officer