Form 10KSB
period 1998-12-31
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 1999-04-15
CIK 1023298

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                             Commission File Number
                                001-12885 AVENUE
                            ENTERTAINMENT GROUP, INC.
                 (Name of Small Business Issuer in its charter)

            Delaware                                            95-4622429
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

11755 Wilshire Blvd., Suite 2250, Los Angeles, CA                     90025
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:           (310) 996-6800

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

State issuer's revenues for its most recent fiscal year.   $829,000

As of March 15, 1999, the aggregate market value of the voting and non-voting common equity, held by non-affiliates (assuming for this calculation only that all officers and directors are affiliates) was approximately $3,070,175 based on the closing price of the Common Stock on the American Stock Exchange on March 15, 1999.

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

Class                                          Outstanding at March 15, 1999
-----                                          -----------------------------
Common Stock, par value $.01 per share              4,108,838 shares

DOCUMENTS INCORPORATED BY REFERENCE:      NONE

                                TABLE OF CONTENTS
                                                                         Page
PART I

         Item 1.    Description of Business.................................1

         Item 2.    Description of Property................................16

         Item 3.    Legal Proceedings......................................17

         Item 4.    Submission of Matters to a Vote of
                    Security Holders.......................................17

PART II

         Item 5.    Market for the Registrant's Common Equity
                    and Related Stockholder Matters........................17

         Item 6.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..........19

         Item 7.    Financial Statements...................................24

         Item 8.    Changes In and Disagreements with Accountants
                    on Accounting and Financial Disclosure.................43

PART III

         Item 9.    Directors, Executive Officers, Promoters
                    and Control Persons; Compliance with
                    Section 16(a) of the Exchange Act......................43

         Item 10.   Executive Compensation.................................45

         Item 11.   Security Ownership of Certain
                    Beneficial Owners and Management.......................49

         Item 12.   Certain Relationships and Related
                    Transactions...........................................52

         Item 13.   Exhibits and Reports on Form 8-K.......................53

ITEM 1.       DESCRIPTION OF BUSINESS

Organization

         Avenue Entertainment Group, Inc. (the "Company") was founded in 1969 by Gene Feldman and his wife, Suzette St. John Feldman. Pursuant to the Business Combination described below, the Company acquired Avenue Pictures from Cary Brokaw. Prior to the Business Combination, the Company's primary focus had been the production of one-hour profiles of Hollywood Stars. The Company is an independent entertainment company that produces feature films, television films, series for televisions, made-for-television/cable movies and one-hour-profiles of Hollywood stars both domestically and internationally.

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

General

         Mr. Brokaw has extensive experience in the motion picture industry. He began his career in the marketing department at Twentieth Century Fox. He also served as executive vice president at Cineplex Odeon and was president and chief executive officer of Island Pictures. Mr. Brokaw has particular experience in producing and releasing modestly budgeted independent films which appeal to the more sophisticated theatergoer. He has enjoyed success with such films as Choose Me, El Norte, Kiss of the Spider Woman, The Trip to Bountiful, Mona Lisa and Spike Lee's first film, She's Gotta Have It. Mr. Brokaw is responsible for the production and release of Gus Van Sant's Drug Store Cowboy, James Foley's After

Dark My Sweet, Michael Lindsay-Hogg's The Object of Beauty, Jane Campion's Sweetie, and Jim Sheridan's The Field. Mr. Brokaw was the producer of Robert Altman's The Player, the celebrated and successful comedy which was nominated for five Academy awards, including Best Picture. Mr. Brokaw also produced Robert Altman's Short Cuts, which was nominated for several Academy Awards. Mr. Brokaw also produced Restoration, the Academy-Award winning and critically acclaimed epic adventure directed by Michael Hoffman and released by Miramax Films. In 1996, Mr. Brokaw produced Sony Pictures' Voices from a Locked Room, directed by Malcolm Clarke and starring Jeremy Northam and Tushka Bergen. In February 1998, the Company completed Finding Graceland starring Harvey Keitel, Johnathan Schaech, and Bridget Fonda based on an original screenplay developed by the Company, which was fully financed by Largo Entertainment Corp., a wholly owned subsidiary of JVC Entertainment, Inc. ("Largo"), being licensed internationally by Largo Entertainment. All domestic rights to the picture were recently licensed to the Columbia/TriStar Motion Picture Group.

         The Company is in the business of producing feature films, television films, series for television and one-hour-profiles of Hollywood Stars. As set forth in greater detail below, Avenue Pictures is currently active in developing and producing projects in each of its three areas of activity.

Feature Films

      The Company is currently completing production of Wayward Son starring Harry Connick, Jr., Pete Postlethwaite, Patricia Clarkson and Vinessa Shaw. The film is an epic drama set in the depression era in the south, written and directed by Randall Harris, produced by Cary Brokaw and executive produced by Michael Hammer and Steve Tisch. The film is financed by way of an insurance backed bank loan and third party equity investment. Subject to the bank's first position lien, the Company holds the copyright to the film in perpetuity.

         Currently, Mr. Brokaw serves as the producer or executive producer of all the Company's feature films with overall responsibility for their development, financing, and production arrangements. The Company is paid a producing fee for both the services of Mr. Brokaw and for the Company's services in connection with the development and production of each feature film, in addition to a negotiated profit participation. The nature of the profit participation is a function of Mr. Brokaw's standing as a producer and the Company's relative bargaining position with respect to each project. As set forth above, the Company's bargaining position is enhanced by the development and "packaging" of a project to the fullest possible extent before seeking the financial assistance of a studio or distributor.

         Current feature film projects for the Company include the following titles: The Courier, Angels in America, Easy Money Blues, Michigan at Madison, The Moviegoer, Mindhunters and Stand by Your Man.

         The Company is schedule to produce The Courier which would be co-financed and licensed internationally by Intermedia (Sliding Doors, Hilary and Jackie). Developed by the Company, the original screenplay by Michael Brandt and Derek Haas, concerns a courier hired to make the ultimate drop to a mysterious and exceptionally powerful man who is considered `unfindable'. Brad Pitt is attached to star subject to his approval of the film's director. Several studios have expressed an interest in co-financing and distributing the motion picture domestically. The Company hopes to start filming in September 1999.

         The Company intends to produce the film Angels in America, based on the Pulitzer Prize and Tony Award winning play by Tony Kushner. The Company is in discussions with William Condon, the Academy Award winning writer and director of Gods and Monsters, about his directing the film. Several major actors, including Al Pacino have expressed ongoing interest to star in the motion picture. Developed at New Line Cinema, the Company is now negotiating with several companies with respect to financing the film.
The Company hopes to start filming in late 1999.

         The Company has recently optioned the original screenplay Easy Money Blues by John Cork, a provocative and sweeping drama set against the excesses of the late 80's. Keith Gordon (Midnight Clear, Mother Night and the upcoming Waking the Dead) is attached to direct. Casting efforts are underway and the Company hopes to commence production in late 1999 or early 2000.

         The Company has also recently optioned Michigan at Madison by John Scott Shepard (Screenwriter of the upcoming Kill Martin Club to star Jim Carrey and Henry's List of Wrongs). The original screenplay is a funny and moving romantic comedy and the Company is currently in the process of attaching a star and director before submitting the project to the major studios for financing.

         TriStar Pictures has financed the development of a film based upon the acclaimed Walker Percy novel, The Moviegoer. Terrence Malick, director of
Badlands, Days of Heaven and The Thin Red Line, has written the screenplay and may direct. TriStar has placed this project in turnaround and the Company is in discussions with several other studios to finance the film.

         Mindhunters is a screenplay developed by the Company and sold to Twentieth Century Fox. Written by Wayne Kramer, the story concerns a serial killer amidst the most elite unit of the FBI. Fox has placed the project in turnaround and the Company has reached an agreement with Intermedia to further develop and co-finance the motion picture. The Company hopes to commence production in late 1999 or early 2000.

         The Company is also developing the original screenplay Stand By Your Man by Andy Borowitz, creator of "The Fresh Prince of Bel Air". Alicia Silverstone (Clueless, Blast From the Past) is attached to star and the Company is in the process of selecting a director before securing the film's financing.

         Although the Company continues to pursue vigorously the development and/or production of these projects, there can be no assurance that each project will be produced within the indicated time frame and budget due to the contingencies of securing talent, financing, and distribution.

         In addition to these projects, the Company is currently developing approximately fifteen additional projects. However, no assurance can be given as to when or if any of these projects will be completed.

Made-for-Television/Cable Movies

         The Company has also successfully produced made-for-television movies and movies for cable television. Movies produced for television include: In The Eyes of a Stranger, which aired on CBS in the spring of 1992, See Jane Run, based on the best-selling novel by Joy Fielding, starring Joanna Kerns (ABC) which aired in January 1995 and was rebroadcast on ABC in June 1997, and A Stranger in Town, an adaptation of R.T. Marcus's play starring Jean Smart and Gregory Hines, which aired on CBS in March of 1996. More recently, Avenue Pictures produced The Almost Perfect Bank Robbery starring Brooke Shields and Dylan Walsh for CBS, Two Mothers for Zachary for ABC starring Valerie Bertinelli and Vanessa Redgrave, and Tell Me No Secrets starring Lori Loughlin and Bruce Greenwood which aired on ABC in January 1997.

         For cable television, the Company produced Amelia Earhart: The Final Flight for Turner Network Television, starring Diane Keaton, Rutger Hauer, and Bruce Dern, and directed by Yves Simoneau which aired in June 1994, and Path To
Paradise: The Untold Story of the World Trade Center Bombing for HBO, starring Peter Gallagher, Marcia Gray Hardin, and Art Malik and directed by Leslie Libman and Larry Williams. Path to Paradise aired in June 1997.

         The Company is currently in final negotiations to produce the time travel adventure Thrillseekers as an original two-hour movie for TBS Superstation, Turner Broadcasting's flagship network seen in more than 76 million households. Casting and pre production are currently underway and Thrillseekers is scheduled to premiere in October 1999. Avenue will own the films copyright and license the film internationally through Pearson or another third party distributor.

         Typically, the domestic broadcaster of a made-for-television movie pays a license fee which entitles it to a limited number of airings of the movie over a designated period of time (generally 2-5 years). The initial network/cable license fees generally range from $2.5 -$3.5 million dependent upon the broadcaster and the nature and content of the programming. Producers such as the Company have historically been required to expend production costs in excess of the initial domestic network/cable broadcast license fee. The practice of incurring production costs in excess of the initial domestic network/cable broadcast license fee is generally referred to as "deficit financing." This deficit financing is generally recovered through sales of the made-for-television movie in media and territories other than domestic network/cable broadcasting, such as international free television, domestic syndication (post initial broadcast license), domestic and international pay television, and domestic and international home video. Unlike many television producers who must seek licensing arrangements on a project-by-project basis to cover its deficit financing, the Company has historically entered into output arrangements which provide it the ability to assemble financing more easily and enable it to move forward more efficiently with its television projects. The Company had an output agreement which expired in October 1997 with RHI Entertainment, Inc., a distribution company which is a wholly owned subsidiary of Hallmark Entertainment, Inc. ("Hallmark"). The Company retains 100% ownership in its made-for-television movies subject to the rights licensed to the initial domestic network/cable broadcaster and Hallmark.

         In March 1998, the Company concluded a new two year distribution agreement with Pearson Television, a division of Pearson Plc. With vast interests in publishing, media and television, Pearson is one of the world's largest and most prestigious distributors of television programming. Like the Hallmark agreement, the Company has granted Pearson the right to license Avenue Pictures Television programs (i) internationally and (ii) in the domestic market subsequent to the initial network license period. Like the previous arrangement with Hallmark, the Company holds the copyright to its television programs and Pearson will pay the Company a substantial predetermined advance against its distribution rights to all such movies. In addition, Pearson provides the Company a recoupable contribution to its operating overhead on a monthly basis and a development fund on an annual basis.

         Neither the Hallmark nor Pearson agreements cover television movies which Mr. Brokaw or other the Company executives produce pursuant to "for hire" arrangements with programmers. In such producer-for-hire arrangements, Mr. Brokaw and the Company do not have financing responsibility or ownership for the films. Mr. Brokaw receives a substantial producer's fee for such services. Mr. Brokaw has provided services to HBO as a producer-for-hire on Path to Paradise.

         The Company has approximately fifteen television movies in development, including The Replacement Husband (NBC). In March 1998, the Company secured an order from CBS to develop a script for a three night, six hour mini-series entitled American Country. Based upon the upcoming book American Country by Bud Schaetzle, the mini-series will be accompanied by a three compact disc release featuring the program's exceptional country music soundtrack. The mini-series tells the story of four generations of one extended musical family whose lives are interwoven with the development of country music and the events of the twentieth century. It is the story of the quintessential American family with the rich backdrop of the evolution of country music from its pre-radio roots to its phenomenal current popularity.

         Other television movies in active development include Masters & Johnson
(Fox) which concerns the relation of the now legendary pioneer sex therapists, Down River (Lifetime) about a harrowing and life altering rafting expedition in Borneo, Second Coming (USA), and Greatest Hits (VH-1). Although the Company is actively pursuing these projects, there can be no assurance that each or any project will be produced due to the Company's reliance upon the network and cable programmers who must approve and order the films in order to provide adequate financing.

Series Television

         Currently, the Company is in development with several television series. In conjunction with New Line Television, Avenue Pictures has developed and produced a one-hour pilot for a television series based upon the movie, The Player, for which Mr. Brokaw serves as Executive Producer. ABC has financed the pilot with New Line Television. The pilot was delivered to ABC in late May 1997, but ABC has thus far declined to produce a series based on the pilot. New Line Television is currently exploring the interest at other networks.

         The Company is also working on three other television series which are in the developmental stage, including Weird Tales based on the acclaimed and long running, science fiction and suspense magazine, Emily Undercover a detective show conceived by Stanley Wilson, Morons and Sports Freaks.

One Hour-Profiles
The Hollywood Collection

         The Company also produces one-hour profiles of Hollywood's most important stars which have been aired by PBS and major cable networks. Gene Feldman and Suzette Winter have produced films together for over twenty-five years. The Company has produced the following hour-length programs since 1982. With the exception of Vivien Leigh: Scarlett And Beyond, all programs are copyrighted and owned by the Company and available for license to all media world-wide and in perpetuity. These titles form The Hollywood Collection:

"Hollywood's Children"                "Audrey Hepburn Remembered"
"The Horror Of It All"                "Mae West. And The Men Who Knew Her"
"Ingrid"                              "The Story Of Lassie"
"Marilyn Monroe: Beyond The Legend"   "Charlton Heston: For All Seasons"
"Steve McQueen: Man On The Edge"      "Roger Moore: A Matter Of Class"
"Grace Kelly: The American Princess"  "Yul Brynner: The Man Who Was King"
"Cary Grant: The Leading Man"         "Ingrid Bergman Remembered"
"Gregory Peck: His Own Man"           "Jack Lemmon: America's Everyman"
"Vivien Leigh: Scarlett And Beyond"*  "Joan Crawford: Always The Star"
"Anthony Quinn: An Original"          "Fred MacMurray: The Guy Next Door"
"Robert Mitchum: The Reluctant Star"  "Shirley MacLaine: Kicking Up Her Heels"
"Michael Caine: Breaking The Mold"    "Barbara Stanwyck: Straight Down The Line"
"Shirley Temple: America's Little     "Gary Cooper: The Face Of A Hero"
  Darling"                            "Walter Matthau: Diamond In The Rough"
"Clint Eastwood: the Man From         "Alan Ladd:  The True Quiet Man"
  Malpaso"

* Copyright Owned by Turner Broadcasting System.

The Broadway Collection

         In 1998, a new series of programs was begun by the Company called The Broadway Collection. The divas, directors, composers, recording artists, actors who make Broadway the center of show business -- these will be the subjects of the profiles. Completed in 1998, Betty Buckley: In Performance & In Person is a ninety-minute television Special licensed by the Art and Film Channel, Bravo, to be premiered in the fall of 1999. Also started in the same year is a program on musician, composer, actor Harry Connick, Jr. for the on-going cable series, Bravo Profiles. It is anticipated that the program will air in conjunction with the theatrical release of Wayward Son, produced by the Company.

         The Company hopes to maximize the potential to be derived from programs it owns through its newly-formed Wombat Home Video division. The Company anticipates bringing to home-video outlets its star profiles at the rate of two every other month. Eighteen of these programs have never had a commercial home-video release before. In addition to being sold through established distributors to home-video stores nationwide, Wombat Home Video will also offer its titles via the internet. The Company will seek to link its web site, http://hollywood-collection.com to other web sites catering to movie fans and other special-interest groups. Because the collection is composed primarily of film stars from the 'fifties and 'sixties, older movie-goers are viewed as a specially significant group to be reached. It is anticipated that as The Hollywood Collection builds its client base via the internet, the Company's web site will be able to interest potential buyers in related fan-oriented products such as books, posters, stills that will be sold via another company web site, http://hollywoodmall.com

Distribution  Arrangement

         Pursuant to a Distribution Agreement (the "Distribution Agreement"), dated July 1, 1995 and amended on April 28, 1996, between the Company and Janson Associates, Inc. ("Janson), Janson was granted the sole and exclusive right, subject to the production arrangement, to license substantially all of the Company's Hollywood Collection film library for all forms of television and video worldwide for a period of ten years, subject to automatic renewals in three-year increments. In consideration of Janson's services under the Distribution Agreement, Janson is entitled to retain a distribution fee, ranging from 10% to 35%, depending upon whether such distribution is via domestic television network, syndication, international television, or home video, of the gross receipts from the licensing of each program. In addition, Janson is reimbursed for certain distribution expenses out of gross receipts with the remaining balance remitted to the Company as program licensor.

Business Approach

         As an independent producer of feature films and television programming, the Company does not have sufficient capital to independently finance its own productions. Accordingly, most of its financial resources are devoted to financing development activities which include the acquisition of underlying literary works such as books, plays, or newspaper articles and commissioning of screenplays based upon such underlying literary works. A key element in the success of the development process is Mr. Brokaw's reputation in the entertainment business and his access to and relationships with creative talent.

         It is the ability to identify and develop attractive properties which is instrumental to the success of independent producers such as the Company. In particular, the feature film industry relies heavily on independent producers to identify projects which are then developed further or produced and distributed by the major studios. Independent producers serve a similar function in the television industry. The Company employs a flexible strategy in developing its motion picture and film properties. Wherever possible, it employs its own capital and financial resources in developing a project to the point where it is ready to go into production. Typically, this means putting together a "package" which consists of the underlying property, a script that is ready for production, and key talent, including a director and principal cast. The benefit of developing a project to this advanced stage is that the Company will have maximum leverage in negotiating production and financing arrangements with a distributor. Nevertheless, there are occasions when the Company benefits from the financial assistance of a studio at an earlier stage. These occasions may be necessary as a result of lengthy development of a script, the desirability of commissioning a script by a highly paid writer, the acquisition of an expensive underlying work, or a significant financial commitment to a director or star. Moreover, when developing a property for series television, it is almost essential to involve a network at an earlier stage inasmuch as development and production of a television series requires a much larger financial commitment than production of a television movie.

         In addition to the development and production strategies described above, the Company also considers various production financing alternatives which are available whereby commitments from various end users such as independent domestic distributors, foreign distributors, cable networks, and video distributors can be combined to finance a project without a major studio financial commitment.

         The Company's primary goal with respect to its documentary films is significant and sustained growth through production activity and greater exploitation of its wholly owned programs. Further revenues and profitability will depend on the Company's ability to secure financing for new programs through its present relationship with Bravo or other cable or television entity. Also Wombat Home Video, as a start-up division, will require investment before a significant return can be anticipated. The Company also is exploring the possibility of selling home-video cassettes via the Internet. However, an effective web site requires investment capital, time and highly competent personnel. No assurance can be given that additional funding, whether from financial markets or other arrangements with corporate partners or from other sources, will be available when needed or on terms acceptable to the Company.

Competition

         The motion picture industry is extremely competitive. The competition comes from both companies within the same business and companies in other entertainment media which create alternative forms of leisure entertainment. The Company competes with several "major" film studios which are dominant in the motion picture industry, as well as with numerous independent motion picture and television production companies, television networks, and pay television systems for the acquisition of literary properties, the services of performing artists, directors, producers, and other creative and technical personnel, and production financing. Many of the organizations with which the Company competes have significantly greater financial and other resources. In addition, the Company's films compete for audience acceptance with motion pictures produced and distributed by other companies. As a result, the success of the Company's production is also heavily dependent on public taste, which is both unpredictable and susceptible to change without warning.

         A limited number of independent production companies are as actively involved in the production of both feature films and television movies. Management believes that its established track record of high quality, critically acclaimed films attracts some of the best writing, directing, and acting talent in the industry. In addition, Mr. Brokaw's years of experience in the business and strong reputation further enhance the Company's competitive edge.

         The Company was one of the first production companies specializing in the production of profiles of movie stars and for years had been an acknowledged quality producer in this field. However, with the success of the biography format on the cable outlet A&E, other cable companies have introduced similar programs. Cable companies, often in association with major films studios, are increasingly producing their own programs and securing ownership of each program's copyright. Programs are being produced by staff producers or by producers for hire for a specific project. Consequently, cable companies are acquiring ownership of the back end (income deriving from the subsequent licensing of programs) and are now licensing their programs to a world market. Faced with these new circumstances, the Company has seen a significant drop in sales to overseas buyers. However, because the profiles in the Company's library deal with stars of special interest to older moviegoers and with new delivery systems being created, it is hoped that niche interest will eventually enable the Company to reestablish itself in the world market.

Major Customers

         The Company's revenue has historically been derived from the production of a relatively small number of programs and licensing revenues. Given this fact, the limited number of outlets for the the Company's productions, and the individually significant license fees generated from certain of its sales, certain customers have historically accounted for a significant portion of the Company's revenue. The Company derived approximately 39% of its total revenue for the year ended December 31, 1998 from Janson Associates and 26% of its total revenue for the year ended December 31, 1998 from producer fees related to the feature film "Wayward Son".

Employees

         The Company has 12 full time employees and one part time employee.

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

         Over the last several years there have been other notable "independent-type" films such as "Four Weddings and A Funeral", "Pulp Fiction", "Scream", and "The Full Monty". Indeed, given the relatively small financial risk of producing and releasing such films, all of the major studios have started or are studying the feasibility of production and distribution units focusing on smaller, independent-type films.

         The  growth  of  this  product  and  market   segment   should  provide
opportunities for the Company which is one of the pioneers in this area.

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

ITEM 2.       DESCRIPTION OF PROPERTY

         The Company's philosophy on real estate investments is to lease required properties and invest in the development of film and television properties. The Company presently subleases for itself and Avenue Pictures on a month-to-month basis approximately 3,500 square feet of office space at its corporate headquarters at 11755 Wilshire Boulevard, Suite 2200, Los Angeles, California 90025. The rent for such space is approximately $8,000 per month.

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

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          MARKET PRICE OF COMMON STOCK

         The Company's Common Stock is traded on the American Stock Exchange, Inc. ("AMEX") under the symbol "PIX". Prior to July 16, 1997, the Common Stock was traded on the Over-The -Counter Bulletin Board under the symbol "FLIK." The following table sets forth the high and low sales prices for the Common Stock on the AMEX since July 16, 1997, and for the period prior thereto, the high and low bid prices for the Common Stock. Quotations for periods prior to July 16, 1997 represent bid prices between dealers and do not include retail mark-up, mark-down, or commissions, and do not represent actual transactions.

                  1998                          High Sale             Low Sale
                  ----                          ---------             --------
               1st Quarter                       $6 .44                 $5.25
               2nd Quarter                        $7.50                 $4 32
               3rd Quarter                       $5.00                  $1.75
               4th Quarter                        $2.75                 $1.63

                  1997                          High Bid               Low Bid
               1st Quarter                        $4.50                $2.75
               2nd Quarter                        $6.00                 $3.75
     3rd Quarter (to July 15, 1997)               $6.63                 $6.63

                                                High Sale             Low Sale
     3rd Quarter (from July 16, 1997
         to September 30, 1997)                  $10.25                 $5.50

               4th Quarter                        $8.50                 $5.06

         As of March 15, 1999, there were 163 holders of record of Common Stock.

         On March 15, 1999, the closing price of the Common Stock on the American Stock Exchange was $2.125.

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

Liquidity and Capital Resources

         At December 31, 1998, the Company had approximately $427,000 of cash and approximately $340,000 of marketable securities. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, revenues have been insufficient to cover costs of operations for the year ended December 31, 1998. The Company has a working capital deficiency and has an accumulated deficit of $3,385,000 through December 31, 1998. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated April 14, l999 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

Results of Operations

         For the year ended December 31, 1998 the Company had a loss before income taxes of $2,114,000 as compared to a loss of $1,760,000 for the year ended December 31, 1997. The increased loss in 1998 was the result of reduced revenue earned in 1998 and a $225,000 write down taken on certain films in the "Hollywood Collection". The increased loss was partially offset by an unrealized gain on trading securities, as well as a gain on the sale of investments, both relating to the common stock of GP Strategies Corporation.

Revenues

         Revenues for the year ended December 31, 1998 were $829,000 as compared to $2,367,000 for the year ended December 31, 1997. The reduced revenues for the year were the result of the lack of new television projects, the ending of the Company's arrangement with A&E for additional features in the "Hollywood Collection", and reduced licensing rights in secondary markets. In 1998, the Company earned $212,000 in producer fees related to the feature film "Wayward

Son", as well as $320,000 of revenue from the licensing of rights to its programming in secondary markets through Janson Associates. In addition, the Company received development fees during 1998 for various projects. Revenues for the year ended December 31, 1997 were derived primarily from the completion and delivery to Hallmark Entertainment of "Tell Me No Secrets" as well as $275,000 of producer fees generated from the production and delivery of the feature film "Finding Graceland" and from the completion and delivery to A&E of three one hour features which led to approximately $411,000 of revenue from A&E. In addition, the Company earned $506,000 of revenue from licensing of rights to its programming in secondary markets through Janson Associates. The reduced revenues earned from Janson Associates was due to competitive pressures in foreign markets. For the year ended December 31, 1998, approximately 39% of the Company's revenue were earned through Janson Associates.

Film Production Costs

         Film production costs for the year ended December 31, 1998 were $718,000 as compared to $1,464,000 for the year ended December 31, 1997. The reduced film production costs were the result of reduced revenue recognized during the year. Included in film production costs for 1998, was a $225,000 write down taken on several film in the "Hollywood Collection", due to the reduced revenue stream forecast in the future. Film production costs for the year ended December 31, 1997 can be attributed to the film amortization related to the Company's television product in the amount of $904,000 and approximately $424,000 related to the Company's documentary films and licensing activities, including a $70,000 write down taken on the one hour film, "The Story of Lassie", due to the reduced revenue stream forecast in the future.

Selling, General, and Administrative

         Selling, general and administrative expenses ("SG&A") for the twelve months ended December 31, 1998 and 1997 were $2,425,000 and $2,718,000. Included in SG&A for the period is approximately $280,000 of amortization of goodwill related to the Avenue Pictures acquisition on September 30, 1996. In addition, the Company incurred $37,500 of stock option compensation expense relating to previously issued stock options in 1998 and 1997 and $100,000 of non-cash compensation in 1997 recognized on stock (see Note 5 to the consolidated financial statements). The remaining SG&A costs for 1998 and 1997 relate to salaries, occupancy costs and professional fees. The reduced costs in 1998 were primarily attributable to the efforts to reduce expenses and personnel costs due to the reduced level of revenue.

Income Taxes

         For the years ended December 31, 1998 and 1997, the Company had an income tax benefit of $57,000 and $208,000, respectively. The benefit was derived from the carry back of the current years loss, as well as an offset of the balance of the income tax payable at December 31, 1996.

Recent Accounting Developments

         The Financial Accounting Standards Board issued Accounting Standards (SFAS 130), "Reporting Comprehensive Income", in June 1997 which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company has included the required information in Note 12 to the Consolidated Financial Statements.

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

         The Company is utilizing both internal and external resources to identify, correct or reprogram and test systems for year 2000 compliance. The Company operates its financial reporting systems through a personal computer based accounting and general ledger package. The Company is in the process of installing the required updates to the system to make the system year 2000 compliant. The Company believes that these updates will cost approximately $5,000 and be complete by the end of the second quarter of 1999.

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

Forward-Looking Statements

         This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, the ability of the Company to reverse its history of operating losses; the ability to obtain additional financing and improved cash flow in order to meet its obligations and continue to exist as a going concern; production risks; dependence on contracts with certain customers; future foreign distribution arrangements; the risk that the Company's preparations with respect to the risks presented by the year 2000 issue will not be adequate; and dependence on certain key management personnel. All of these above factors are difficult to predict, and many are beyond the control of the Company.

Market Risk Exposure

The financial position of the Company is subject to market risk associated with interest rate movements on outstanding debt. The Company has debt obligations with variable terms. The carrying value of the Company's variable rate debt obligation approximates fair value as the market rate is based on prime (see
Note 8 to the Consolidated Financial Statements).

ITEM 7.  FINANCIAL STATEMENTS



                                                                       Page
Avenue Entertainment Group, Inc.

  Independent Auditors' Report                                          25

  Consolidated Balance Sheet as of December 31, 1998                    26

  Consolidated Statements of Operations for the years ended
    December 31, 1998 and 1997                                          27

  Consolidated Statement of Stockholders' Equity for the years ended
    December 31, 1998 and 1997                                          28

  Consolidated Statement of Cash Flows for the years ended
    December 31, 1998 and 1997                                          29

  Notes to Consolidated Financial Statements                            31

                          INDEPENDENT AUDITORS' REPORT


         The Board of Directors and Stockholders
         Avenue Entertainment Group, Inc.:

         We have audited the accompanying consolidated balance sheet of Avenue Entertainment Group, Inc. as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avenue Entertainment Group, Inc. as of December 31, 1998 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that Avenue Entertainment Group, Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered net losses from operations, has a working capital deficiency and has incurred accumulated losses through December 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                          KPMG LLP
         New York, New York
         April 14, 1999

                        AVENUE ENTERTAINMENT GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1998

                                     Assets

Cash                                                            $  427,240
Marketable securities                                              339,716
Accounts receivable                                                108,515
Income tax receivable                                               55,000
Film costs, net                                                  1,091,646
Property and equipment, net                                         87,272
Goodwill                                                         2,174,029
Other assets                                                        29,766
                                                               -----------

Total assets                                                   $ 4,313,184
                                                               ===========

                      Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                          $ 1,024,862
Loan payable                                                       127,500
Deferred compensation                                              145,006
Due to related party                                                94,481
                                                               -----------

Total liabilities                                                1,391,849

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share.  Authorized
   2,000,000 shares, none issued
  Common stock, par value $.01 per share.  Authorized
    15,000,000 shares; issued and outstanding, 4,108,838 shares     41,088
  Class B common stock, no par value.  Authorized
    1,000,000 shares; none issued
  Additional paid-in capital                                     6,415,196
  Accumulated deficit                                           (3,384,949)
Note receivable for common stock                                  (150,000)

Total stockholders' equity                                       2,921,335

Total liabilities and stockholders' equity                     $ 4,313,184
                                                               ===========

          See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 Years ended December 31,
                                              1998                    1997
                                              ----                    ----

Operating revenues                        $    828,732             $  2,367,215
                                          ------------             ------------

Costs and expenses:
  Film production costs                        717,915                1,463,822
  Selling, general and
   administrative expenses                   2,425,597                2,718,028
                                          ------------            -------------

Total costs and expenses                     3,143,512                4,181,850
                                          ------------            -------------

Unrealized gain on trading securities          135,888

Gain on sale of investments                     65,070                   55,000
                                          ------------           --------------

Loss before income taxes                    (2,113,822)              (1,759,635)

Income tax benefit                              56,691                  207,816
                                          ------------         ----------------

Net loss                                  $ (2,057,131)            $ (1,551,819)
                                          ============             ============

Basic and diluted loss
 per common share                         $      (.50)         $           (.41)
                                          -----------          ----------------



          See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                                                  Accumulated
                                  Common Stock         Additional      Retained    other        Compre-     Stock
                            Number of                   paid-in        earnings  comprehensive   hensive    subscription
                             Shares       Amount        capital        (deficit)    income       income     receivable       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997      3,697,838  $ 36,978    $4,631,252   $    224,001   $(118,850)    $           $           $  4,773,381
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                            (1,551,819)              (1,551,819)                 (1,551,819)
Issuance of common stock        225,000     2,250     1,122,750                                                           1,125,000
Other comprehensive income                                                         316,561      316,561                     316,561
                                                                                             ----------
Total comprehensive income                                                                   (1,235,258)
                                                                                             ----------
Stock option compensation
 expense                                                 37,500                                                              37,500
Proceeds from previously
 issued stock                                            92,254                                                              92,254
Non cash compensation                                   100,000                                                             100,000
Exercise of warrants            100,000     1,000        99,000                                                             100,000
Stock subscription
 receivable                      50,000       500       149,500                                            (150,000)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997    4,072,838    40,728     6,232,256     (1,327,818)    197,711                 (150,000)      4,992,877
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                            (2,057,131)              (2,057,131)                 (2,057,131)
Issuance of common stock         36,000       360       145,440                                                             145,800
Other comprehensive income                                                        (197,711)    (197,711)                   (197,711)
                                                                                             ----------
Total comprehensive income                                                                   (2,254,842)
                                                                                             ----------
Stock option compensation
 expense                                                 37,500                                                              37,500
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998    4,108,838   $41,088  $  6,415,196    $(3,384,949)  $          $              $(150,000)     $2,921,335
------------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.


                        AVENUE ENTERTAINMENT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     Years ended December 31,
                                                  1998                  1997
                                                  ----                  ----
Cash flows from operating activities:
  Net loss                                     $ (2,057,131)     $  (1,551,819)
Adjustments to reconcile net income to
  net cash provided by (used for)
  operating activities:
  Depreciation                                       23,859             32,499
  Amortization - film production costs              702,172          1,276,629
  Amortization - goodwill                           280,520            280,520
  Gain on sale of investments                       (65,070)           (55,000)
  Unrealized gain on trading securities            (135,888)
  Proceeds from sale of marketable securities       228,048
  Stock compensation                                 37,500            137,500
  Deferred compensation                             145,006
  Changes in assets and liabilities which
   affect net income:
     Accounts receivable                             17,367             22,991
     Film costs                                    (312,247)          (759,874)
     Other assets                                   (11,057)
     Accounts payable and accrued expenses          271,638            174,209
     Due to GP Strategies                                               94,480
     Income taxes receivable                         15,000           (235,000)
     Income taxes payable                                             (330,891)
     Advances from customers                                          (577,730)
     Other                                                              62,354
                                               ------------     --------------
              Net cash used for
               operating activities                (859,673)        (1,429,132)
                                                 ----------       ------------
Cash flows from investing activities:
     Purchase of equipment                           (8,775)           (17,363)
     Proceeds from sale of short-term
      investments                                                      505,000
                                               ------------      -------------
         Net cash provided by (used for)
           investing activities                      (8,775)           487,637
                                               ------------     ---------------

                                   (Continued)

                        AVENUE ENTERTAINMENT GROUP, INC.

                                                      Years ended December 31,
                                                   1998                  1997
                                                   ----                  ----

Cash flows from financing activities:
   Proceeds from short-term borrowings                            $     127,500
   Proceeds from the issuance of
    common stock    145,800                    $   1,217,254
   Exercise of warrants                                                 100,000
   Principal payments of capital
    lease obligation                                  (8,459)           (31,992)
                                                ------------     --------------
       Net cash provided by
         financing activities                        137,341          1,412,762
                                                  ----------      -------------

            Net (decrease) increase in cash         (731,107)           471,267

Cash at beginning of year                          1,158,347            687,080
                                                ------------      -------------

Cash at end of year                            $     427,240       $  1,158,347
                                               =============       ============

Supplemental cash flow information:
  Cash paid during the year for:
     Interest                                  $      12,701     $       46,061
     Income taxes                                     10,222            201,694





          See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (1)   Summary of Significant Accounting Policies

       Description of Business

       Avenue Entertainment Group, Inc. (the "Company") is an independent entertainment company, that produces feature films, television films, series for television made-for-televison/cable movies and one-hour-profiles of Hollywood Stars. The Company develops and produces motion pictures for theatrical exhibition, television, and other ancillary markets, both domestically and internationally.

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues have been insufficient to cover costs of operations for the year ended December 31, 1998. The Company has a working capital deficiency and has an accumulated deficit of $3,385,000 through December 31, 1998. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

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

       Marketable Securities

       At December 31, 1998, marketable securities are comprised of registered shares of GP Strategies Corporation (GP Strategies), a stockholder of the Company. The Company has classified these shares as trading securities, which are principally held for the purpose of selling them in the near term to assist in funding its working capital needs. Unrealized holding gains and losses on trading securities are included in earnings. Prior to June 1998, the Company had classified the marketable securities as available for sale (see Note 11).

                        AVENUE ENTERTAINMENT GROUP, INC.

       Film Costs

       The Company capitalizes costs incurred to produce a film project, including the interest expense funded under the production loans. Such costs also include the actual direct costs of production, certain exploitation costs and production overhead. Capitalized exploitation or distribution costs include those costs that clearly benefit future periods such as film prints and prerelease and early release advertising that is expected to benefit the film in future markets. These costs, as well as expected revenue or profit participations and talent residuals, are amortized each period on an individual film program basis in the ratio that the current period's gross revenues from all sources for the program bear to management's estimate of anticipated total gross revenues for such film or program from all sources. Revenue estimates are reviewed periodically and adjusted where appropriate and the impact of such adjustments could be material.

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

       Goodwill

       Goodwill,  representing  the  excess  of the  purchase  price  of  Avenue
       Pictures, Inc. over its net assets, is being amortized over a ten-year period on a straight line basis. Accumulated amortization at December 31, 1998 and 1997 was $631,170 and $350,650.

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

                        AVENUE ENTERTAINMENT GROUP, INC.

       licensee and certain other conditions of sale have been met pursuant to criteria specified by Statement of Financial Accounting Standards (SFAS) No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films."

       Production costs of released films are amortized based on the ratio of revenues earned during the current period to management's estimate of total revenues to be derived from the related productions. It is anticipated that production costs will be amortized over various periods of generally up to 15 years although for certain films, the amortization period may be longer or shorter based upon most recent revenue forecasts.

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

       Comprehensive Income

       On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income, net unrealized gains (losses) on securities and foreign currency translation adjustment and is presented in the consolidated statements of stockholders' equity as well as Note 11 which presents comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

                        AVENUE ENTERTAINMENT GROUP, INC.

       Loss per Common Share

       The Company has  adopted  Statement  of  Financial  Accounting  Standards
       (SFAS) No. 128, "Earnings per Share", which established standards for computing and presenting earnings per share (EPS). The statement simplifies the standards for computing EPS, replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS are based upon the weighted average number of common shares outstanding during the period. Diluted EPS are based upon the weighted average number of common shares for all dilutive potential common shares outstanding. At December 31, 1998 and 1997, the Company did not include any potential common stock in its calculation of diluted EPS, because all options and warrants are anti-dilutive.

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


(2)    Film Costs

       Film costs consist of the following:

                                                                    December 31,
                                                                        1998

       In process or development                                   $      2,076
       Released, net of accumulated amortization of $12,455,246       1,089,570
                                                                      ---------
                                                                     $1,091,646

                        AVENUE ENTERTAINMENT GROUP, INC.

       Based upon the Company's present estimates of anticipated future revenues at December 31, 1998, approximately 75% of the net film costs related to released product will be amortized during the five-year period ending December 31, 2003.


 (3)   Property and Equipment

       The major classes of property and equipment consist of the following:

                                                   Useful          December 31,
                                                     life               1998

       Machinery and equipment                 4 to 5 years        $ 228,744
       Furniture and fixtures                 10 years                21,470
                                                                    --------
                                                                     250,214
       Less accumulated depreciation                                (162,942)
                                                                   $  87,272

       Depreciation expense was $23,859 and $32,499 for the year ended December 31, 1998 and 1997.


 (4)   Commitments and Contingencies

       Leases

       The Company is obligated under a lease for office space, expiring September 30, 1999, which requires minimum annual rentals, plus increases based on real estate taxes and operating costs.

       Rent expense was $156,166 and $143,782 for the years ended December 31, 1998 and 1997, respectively.

       Minimum annual rental commitments at December 31, 1998 under the noncancelable operating leases are as follows:

        1999                               $  85,904
        2000                                   6,119
                                          ----------

        Total minimum obligations          $  92,023
                                           =========


       Employment Agreements

       Effective September 30, 1996, the Company entered into employment agreements with its President and its Chairman providing for an annual salary of $450,000, plus benefits and $150,000, plus benefits, respectively. Increases to base salaries and bonuses (limited to twice the base salary) will be determined at the discretion of the Compensation Committee of the Board of Directors. In 1998, the President and Chairman deferred $97,000 and $48,000 of their compensation, respectively.

                        AVENUE ENTERTAINMENT GROUP, INC.

(5)   Common Stock and Stock Option Plan

(a) In March 1997, the Company adopted The Avenue Entertainment Group, Inc. Stock Option and Long Term Incentive Compensation Plan which provides for the grant of an aggregate of 1,750,000 shares of common stock of the Company. The options may be exercised subject to continued employment and certain other conditions. The options vest over a five-year period and expire five to ten years from the date of grant. At December 31, 1998, 815,000 options are exercisable.

       Option activity was as follows:



                                                                               Weighted

                                                                       average
                                              Number of       Exercise        exercisable
                                              shares           price             price

       Outstanding at January 1, 1997         891,500      $ .32 - 1.70       $   1.29
                                            ---------      ------------          --------

       Options granted                        573,000       3.00 - 6.31           3.05

       Options exercised                     (100,000)             1.00           1.00
                                            ----------    ---------------      --------

       Outstanding at December 31, 1997     1,364,500        .32 - 6.31           1.97
                                            ---------      --------------        -------


       Options cancelled                     (623,000)      3.00 - 6.31           3.23

       Options granted                        670,000       1.81 - 5.63           2.08
                                            ---------      -------------       --------

       Outstanding at December 31, 1998     1,411,500        .31 - 1.81           1.50
                                            ---------       -------------        --------



       The Company recorded compensation expense related to stock options granted at prices less than market value totaling $37,500 and $37,500 for the years ended December 31, 1998 and 1997.

       At December 31, 1998, the weighted average remaining contractual life of all outstanding options was 6.5 years.

                        AVENUE ENTERTAINMENT GROUP, INC.

       The following table summarizes information about the Plan's options outstanding at December 31, 1998:


                                                          Weighted
                                        Weighted          average
   Number            Range of            average           years        Number
 Outstanding      exercise prices    exercise price      remaining   exercisable

  1,120,000       $1.70 - 1.81          $1.76            7.72            538,000
    291,500                .32            .32             1.7            277,000
 -------------------------------------------------------------------------------
  1,411,500         .32 - 1.81           1.46             6.5            815,000
  ------------------------------------------------------------------------------

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

       Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been or increased to the pro forma amounts indicated below:

                                                 December 31,     December 31,
                                                     1998             1997
                                                     ----             ----

        Net loss              As reported         $(2,057,131)     $(1,551,819)
                              Pro forma            (2,623,651)      (2,090,005)

        Basic and diluted
          loss per share      As reported            (.50)               (.41)
                              Pro forma              (.64)               (.55)


       Pro forma net loss reflects only options granted in the years ended December 31, 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not

                        AVENUE ENTERTAINMENT GROUP, INC.

       reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to August 1, 1994 is not considered.

       At December 31, 1998 and 1997, the per share weighted-average fair value of stock options granted was $1.53 and $2.75, respectively, on the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions: December 31, 1998 - expected dividend yield 0%, risk-free interest rate of 4.5%, expected volatility of 84.95%, and an expected life of 7 years, December 31, 1997- expected dividend yield 0%, risk-free interest rate of 6.3%, expected volatility of 87.4% and an expected life of 8 years.

(b) In October 1995, as part of a consulting agreement, the Company issued options to acquire 100,000 shares of common stock at $1.00 per share. The options were immediately exercisable and were exercised in October 1997.

(c) In April 1997, the Company issued 50,000 shares of restricted common stock to a consultant pursuant to a private placement transaction in exchange for a promissory note in the principal amount of $150,000 due on demand but in no event later than December 31, 1999. The Company recorded $100,000 as deferred compensation expense, based upon the calculated value of the restricted common stock issued in 1997.

(d) In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earning per Share". (SFAS 128), as required, and restated the previously reported earnings per share in conforming with SFAS 128. The new standard specifies the computation, presentation and disclosure requirements for earnings per share.

       Loss per share for the years ended December 31, 1998 and 1997 are as follows (in thousands, except per share amounts):


                                                   December 31,     December 31,
                                                       1998              1997
                                                       ----              ----

        Basic and diluted loss per share

           Net loss                                 $(2,057,131)   $ (1,551,819)
           Weighted average shares outstanding        4,094,992       3,790,146
           Basic and diluted loss per share         $      (.50)   $       (.41)


       Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all dilutive potential common shares outstanding. The options outstanding are not dilutive.

(e) In May 1998, the Company sold 36,000 restricted shares of common stock to certain investors pursuant to a private placement transaction and realized net proceeds of approximately $146,000 The shares of common

                        AVENUE ENTERTAINMENT GROUP, INC.

       stock cannot be sold, transferred or assigned for a one-year period. The Company claimed an exemption from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 of Registration D of the Act.


(6)    Income Taxes

       Components of income tax (benefit) are as follows:

                                                     December 31,   December 31,
                                                         1998           1997
                                                         ----             ----
            Federal                                    $  56,691      $ 146,698
            State and local                                              61,118
                                                     -----------     ----------
                                                       $  56,691       $207,816
                                                       =========       ========


       Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                    December 31,    December 31,
                                                        1998            1997
                                                        ----             ----
       Tax (benefit)
         at Federal statutory rate of 34%            $ (718,699)     $ (598,276)
       Increase (decrease) in taxes resulting from:
       State and local income taxes, net of
         federal income tax benefit                     (56,822)        (35,377)
       Nondeductible goodwill amortization               95,377          95,377
       Other                                              2,282           3,400
       Change in valuation allowance                    621,171         327,060
                                                     ----------       ---------
       Total                                         $  (56,691)     $ (207,816)
                                                     ==========      ==========

                        AVENUE ENTERTAINMENT GROUP, INC.

       The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities are as follows:

                                                                December 31,
                                                                    1998
       Deferred tax assets
       Accrued expenses                                        $     41,710
       Stock options                                                 79,281
       Film cost write-down                                          67,940
       NOLs                                                         982,150
                                                                  1,171,081
       Valuation allowance                                       (1,052,090)
       Net assets                                                   118,991

       Deferred tax liabilities

       Unrealized gains                                             (58,432)
       State liabilities                                            (60,559)
                                                                -----------
       Net liabilities                                             (118,991)
                                                                 ----------
       Net tax assets                                      $
                                                           ================




       For Federal income tax purposes, the Company has unused net operating loss carryforwards of approximately $2,470,000 expiring through 2018.




(7)    Related Party Transactions

       Transactions with GP Strategies

       In July 1996, the Company had a private placement in which it sold 123,338 shares of common stock at $1.50 per share to people affiliated with the Company and GP Strategies. At July 31, 1996, 23,334 shares were paid. The remaining subscribed shares were paid for in September 1997.

       At December 31, 1998, the Company owed GP Strategies $94,481 related to the payment of certain expenses of the Company by GP Strategies.

                        AVENUE ENTERTAINMENT GROUP, INC.

       Distribution Agreement

       On March 1, 1994, the Company entered into an agreement with Janson Associates whereby Janson Associates (the distributor) was granted sole and exclusive rights to license essentially all the programs of the Company's "Hollywood Collection" for all forms of television and video worldwide. The Hollywood Collection is a series of one-hour motion picture profiles of Hollywood's biggest star, which are aired by a major cable network. The distributor also gained the exclusive right to execute all contracts for the exploitation of these rights. Revenues earned for the years ended December 31, 1998 and 1997 were $320,000 and $506,000, respectively. Included in operating expenses was $112,000 and $217,000, of commissions to Janson Associates incurred in the years ended December 31, 1998 and 1997, respectively. The President of Janson Associates is related to the Company's Chairman through marriage.


(8)    Loan Payable

       On May 27, 1997, the Company entered into an unsecured demand note (the "Note") which provides the Company with borrowings in the principal amount of $150,000, at prime plus 1%, with Fleet Bank, National Association. The Note is payable on demand, but in any event not later than May 27, 1999. As of December 31, 1998, $127,500 had been borrowed under the Note. The Company believes that it will be able to extend the note for an additional period on similar terms and conditions.


 (9)   Postretirement Benefit

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

                        AVENUE ENTERTAINMENT GROUP, INC.

 (10)  Significant Customers

       Significant customers, exceeding 10% of revenue, were as follows (in percents):

                                         Year ended            Year ended
                                        December 31,          December 31,
                                            1998                 1997
                                            ----                 ----

       A&E Television Networks                                       17
       Janson Associates                       39                    24
       Wayward Son Productions                 26
       Hallmark Entertainment                                        40
       Largo Entertainment Corp.                                     15

(11)     Comprehensive Income

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130. "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements for the year ended December 31, 1998. The following are the components of comprehensive income:

                                                            Year ended
                                              December 31,          December 31,
                                                  1998                1997
                                               ---------           -----------
Net loss $  (2,111,826)                    $  (1,551,819)
Other comprehensive income:
 Unrealized gains (losses) on
  marketable securities                         (197,711)               316,561
                                          --------------            ------------
    Comprehensive income                   $  (2,309,537)         $  (1,235,258)
                                           =============          =============

       The components of accumulated comprehensive income, net of related tax are as follows:

                                                 December 31,       December 31,
                                                       1998           1997
Unrealized gains on
  marketable securities                        $                    $  197,711
                                               -----------------    ----------
    Accumulated other comprehensive income     $                    $  197,711
                                               =================    ==========

         In June 1998, the Company made the decision to sell in the short-term its shares of GP Strategies common stock, which are classified on the Consolidated Balance Sheet as a Marketable security, in order to assist in funding its working capital needs. The effect of reclassifying these shares as trading securities from available for sale was a $197,711 decrease in Accumulated other comprehensive income on the Consolidated Balance Sheet at December 31, 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following table sets forth certain information concerning the directors and officers of the Company:

Name                Age  Position
Gene Feldman        72   Chairman of the Board, President of Wombat
Cary Brokaw         47   President, Chief Executive Officer and Director
Michael Feldman     31   Executive Vice President and Director
Sheri L. Halfon     42   Senior Vice President, Chief Financial Officer,
                           and Director
Doug Rowan          60   Director
James A. Janowitz   52   Director

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

         Michael Feldman has served as Executive Vice President and Director of the Company since its formation on March 7, 1997. Prior to the Reincorporation, Michael Feldman had served as Executive Vice President and Director of CineMasters from September 30, 1996. Michael Feldman served as an officer of General Physics Corporation from 1991 to 1996 and has been a Director of International Business Development at GP Strategies since 1995. Michael Feldman is a Class II Director whose term expires at the 1999 annual meeting of the Company.

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

         Doug Rowan served as President and Chief Executive Officer of Corbis Corporation, a company which is building a library of digital images, from April 1994 to July 1997. Prior to his position at Corbis, Mr. Rowan served as Senior Vice President of Worldwide Customer Operations of Ungermann-Bass, Inc., a networking product company, from November 1993 to April 1994, and President of AXS, a software corporation for the new digital content industry, from April 1, 1991 through December 31, 1992. Mr. Rowan is a Class I Director whose term expires at the 2001 annual meeting of the Company.

         James A. Janowitz has been a senior partner in the litigation department at Pryor, Cashman, Sherman & Flynn and head of its motion picture group for more than the past five years. Mr. Janowitz is a Class I Director whose term expires at the 2001 annual meeting of the Company.

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

ITEM 10.      EXECUTIVE COMPENSATION

Executive Compensation

         The following table sets forth the aggregate compensation paid or accrued to the Company's executive officers for the services rendered in 1998, 1997 and 1996.


                                                      SUMMARY COMPENSATION TABLE

                                                                         Long-Term
                                                                       Compensation
                                                                          Awards
                                              Annual Compensation          Stock               All Other
                                             Salary          Bonus        Options            Compensation
Name and Principal Position          Year      ($)            ($)           (#)                   ($)
---------------------------          ----   -------         ------       ---------          ---------------


Cary Brokaw                          1998    450,000(1)         -0-      100,000(2)(3)            --
President, Chief Executive           1997    450,000            -0-             (3)               --
Officer and Director                 1996    450,000(4)         -0-      300,000(2)               --

Gene Feldman                         1998    150,000(5)         -0-       75,000(3)(6)            --
Chairman of the Board,               1997    150,000            -0-           (3)                 --
President of Wombat                  1996    150,000            -0-           -0-                 --
Division of the Corporation

Sheri Halfon                         1998    104,500(7)         -0-       75,000(3)(8)            --
Senior Vice President,               1997    120,000(7)         -0-           (3)                 --
Chief Financial Officer              1996     95,000(4)(7)      -0-           -0-                 --
-------------------

       (1) Mr. Brokaw's salary for the year pursuant to his employment agreement was $450,000, of which $97,000 has been deferred by Mr. Brokaw.

       (2) Of the 100,000 stock options granted to Mr. Brokaw in 1998, only 40,000 are currently vested and of the 300,000 stock options granted to Mr. Brokaw in 1996, only 180,000 are currently vested.

       (3) On December 10, 1998, the Board of Directors of the Company determined to cancel certain options which had an exercise price of $3.00 per share, previously granted to the named executive officers in 1997 and to grant new options at the exercise price of $1.8125 per share, which was the market price on December 10, 1998. The vesting schedule and expiration date remained the same.

       (4) Prior to completion of the Business Combination on September 30, 1996, Mr. Brokaw's and Ms. Halfon's compensation was paid directly by Avenue Pictures.

       (5) Mr. Feldman's salary for the year was $150,000, of which $48,000 has been deferred by Mr. Feldman.

       (6) Of the 75,000 stock options granted to Mr. Feldman in 1998, only 30,000 are currently vested.

       (7)  Includes  $51,500,  $65,539  and  $8,400  for  1998,  1997 and 1996,
       respectively, paid to Ms. Halfon by certain companies whose shows were in production or post-production by the Company.

       (8) Of the 75,000 stock options granted to Ms. Halfon in 1998, only 30,000 are currently vested.

Option Grants in 1998

         The following table and notes contain information concerning the grant of non-qualified stock options in 1998 to the named executive officers pursuant to the 1997 Plan.


                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                            % of Total                             Market Price
                        Number of             Options                              of Underlying
                       Securities           Granted to              Exercise        Security on
                       Underlying            Employees                Price           Date of
                         Options             in Fiscal               ($ per        Grant ($ per        Expiration
Name                   Granted (1)             Year                   share)          share)              Date
----                   -----------             ----                   ------          ------              ----
Gene Feldman              75,000                11                  1.8125             2.00              2/19/07
Cary Brokaw              100,000                15                  1.8125             2.00              2/19/07
Sheri Halfon              75,000                11                  1.8125             2.00              2/19/07
-------------

(1) On December 10, 1998, the Board of Directors of the Company determined to cancel certain options which had an exercise price of $3.00 per share, previously granted to the named executive officers and to grant new options at the exercise price of $1.8125 per share, which was the market price on December 10, 1998. The vesting schedule (20% per annum) and expiration date remained the same.

         The following table sets forth information concerning the value of unexercised options as of December 31, 1998 held by the executives named in the Summary Compensation Table above. No options were exercised during 1998.


                AGGREGATED OPTION EXERCISES AT DECEMBER 31, 1998
                           AND YEAR-END OPTION VALUES


                             Number of Securities                             Value of Unexercised
                            Underlying Unexercised                           In-the-Money Options at
                          Options at Fiscal Year End                             Fiscal Year End
Name                  Exercisable (E)/ Unexercisable (U)              Exercisable (E)/ Unexercisable (U)(1)
Gene Feldman              230,000(E)            45,000(U)                $370,375(E)          $14,063(U)
Cary Brokaw               220,000(E)           180,000(U)                  89,000(E)           69,750(U)
Sheri Halfon               30,000(E)            45,000(U)                   9,375(E)           14,063(U)
----------
(1) Calculated based on the closing price of the Common Stock $2.125 as reported by the American Stock Exchange on December 31, 1998.


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

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

         The only persons known by the Board of Directors to be the beneficial owner of more than five percent of the outstanding shares of Common Stock of the Corporation, as of March 15, 1999, are indicated below:

Name and Address                              Amount and Nature         Percent
of Beneficial Owner                       of Beneficial Ownership*     of Class

Cary Brokaw                                    1,651,350(1)                38%
c/o Avenue Pictures, Inc.
11755 Wilshire Boulevard
Suite 2250
Los Angeles, CA 90025

GP Strategies Corporation                      1,067,900                   26%
9 West 57th Street
New York, New York 10019

Gene Feldman                                     411,700(2)                 9%
c/o Avenue Entertainment Group, Inc.
9 West 57th Street
Suite 4170
New York, New York 10019
---------------------
* As used in this Proxy Statement, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of the Corporation's Common Stock of the sole or shared investment power with respect to such Common Stock.

(1) Includes vested options to purchase up to 180,000 shares of Common Stock of the Corporation at a price of $1.70 per share, exercisable until September 30, 2006 and vested options to purchase up to 40,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007. Does not include unvested options to purchase up to 120,000 shares of Common Stock of the Corporation at a price of $1.70 per share, exercisable until September 30, 2006 and unvested options to purchase up to 60,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007.

(2) Does not include 17,500 shares of Common Stock of the Corporation and 40,000 vested stock options which are owned by Mr. Feldman's wife, Suzette St. John Feldman, as to which Mr. Feldman disclaims beneficial ownership. Includes vested options to purchase up to 200,000 shares of Common Stock of the Corporation at a price of $0.32 per share, exercisable until August 11, 2000 and vested options to purchase up to 30,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007. Does not include unvested options to purchase up to 45,000 shares of the Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007.

          SECURITY OWNERSHIP OF DIRECTORS AND NAMED EXECUTIVE OFFICERS

         The following table sets forth, as of March 15, 1999, beneficial ownership of shares of Common Stock of the Company by each director, each of the named executive officers and all directors and executive officers as a group:

                                Total Number of Shares              Percent of
                                   of Common Stock                    Common
Name                              Beneficially Owned                 Stock(1)

Gene Feldman                            397,700(2)                      9

Cary Brokaw                           1,631,350(3)                     38

Michael Feldman                         137,000(4)(5)                   3

Sheri L. Halfon                          30,100(6)                      1

Doug Rowan                                5,000(7)                      *

James A. Janowitz                            -0-(8)                     *

Directors and Executive               2,210,150(9)                      7
  Officers as a Group
  (7 persons)
----------
* The number of shares owned is less than one percent of the outstanding shares.

(1) The percentage of class calculation assumes for each beneficial owner that all of the options are deemed to be exercised in full only by the named beneficial owner and that no other options are deemed to be exercised by any other stockholder.

(2) See footnote 2 to Principal Stockholders table.

(3) See footnote 1 to Principal Stockholders table.

(4) Includes vested options to purchase up to 90,000 shares of Common Stock of the Corporation at a price of $1.70 per share, which option is exercisable until September 30, 2006 and vested options to purchase up to 30,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007. Does not include unvested options to purchase up to 60,000 shares of Common Stock of the Corporation at a price of $1.70 per share, exercisable until September 30, 2006 and unvested options to purchase up to 45,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007.

(5) Michael Feldman is Gene Feldman's nephew.

(6) Includes vested options to purchase up to 30,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007. Does not include unvested options to purchase up to 45,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until March 10, 2007.

(7) Includes vested options to purchase up to 4,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until July 1, 2007. Does not include unvested options to purchase up to 6,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until July 1, 2007.

(8) Does not include 25,000 shares of Common Stock of the Corporation which are owned by Pryor, Cashman, Sherman & Flynn, a law firm in which Mr. Janowitz is a senior partner, as to which Mr. Janowitz disclaims beneficial ownership.

(9) Includes 614,000 shares of Common Stock issuable upon exercise of currently exercisable stock options.

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

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Gene Feldman Exit Option Agreement. In connection with the Business Combination, Gene Feldman entered into an exit option agreement with CineMasters pursuant to which, among other things, he was given an option, exercisable during the six-month period commencing on the date of termination of his employment, to purchase the production assets of CineMasters for a cash purchase price equal to the book value of such assets. This option does not include the CineMasters film library. In addition, CineMasters retained the right to acquire any future production of Mr. Feldman for nominal consideration, subject to (i) the rights of Mr. Feldman to receive commercially reasonable producer fees, (ii) the rights, if any, of A&E, as licensee, consistent with past practice, and
(iii) the distribution rights pursuant to the Distribution Agreement, dated July 1, 1995, as amended, between Janson and the Wombat Division. Upon the exercise of such option, Gene Feldman will no longer be employed by CineMasters but will be entitled to receive annual payments for the remainder of his life equal to the lesser of (i) 25% of the annual net income (which shall be determined without deduction for general and administrative expenses) derived by CineMasters from the original CineMasters library and (ii) $100,000 annually. If Gene Feldman shall die prior to the exercise of such option, Gene Feldman's wife, Suzette St. John Feldman, shall following Gene Feldman's death have the right to exercise such option and to receive such annual payments for a period of five years following the date of such exercise. If Gene Feldman shall die after the exercise of such option but prior to the fifth anniversary of the date of such exercise, Suzette St. John Feldman shall following Gene Feldman's death be entitled to receive such annual payments for a period of five years following the date of Gene Feldman's death; provided, however, that such annual payments shall be reduced from $100,000 to $75,000 following the fifth anniversary of the date of Gene Feldman's exercise of such option. In addition, if CineMasters shall determine to sell its library during the first five years following the exercise of such option by Gene Feldman, CineMasters shall first offer to sell its library to Gene Feldman based upon a specific price and upon specific terms. If Gene Feldman does not accept such offer within a reasonable period of time, CineMasters will then have a limited period of time in which to sell its library to a third party for a price and upon terms no less favorable to CineMasters than those offered to Gene Feldman. In connection with the Reincorporation, the Gene Feldman Exit Option Agreement was amended to replace CineMasters with the Company.

         Stockholders Agreement. In connection with the Business Combination, Mr. Brokaw entered into a stockholders agreement (the "Stockholders Agreement"), amended in connection with the Reincorporation, with CineMasters and each of GP Strategies Corporation, Gene Feldman, Jerome Feldman, Suzette St. John Feldman, and Michael Feldman (collectively, the "Feldman Group"), pursuant to which, among other things, the Board of Directors of CineMasters was reconstituted such that Mr. Brokaw and the Feldman Group each have three designees on a six-person Board of Directors and, except as may be mutually agreed upon, equal representation on any committee of the Board of Directors. The Stockholders Agreement provides that all extraordinary transactions (i.e., any merger or consolidation involving CineMasters or any subsidiary, any public offering, any sale or other disposition of a material portion of the assets of CineMasters and/or its subsidiaries, any acquisition or investment in excess of $250,000, etc.) shall require the prior approval of the Board of Directors of CineMasters. In addition, the Stockholders Agreement provides that, except for ordinary course (i) expenditures for office rent, (ii) expenditures for selling, general, and administrative expenses, and (iii) out-of-pocket development expenditures not in excess of $500,000 during each of the first two fiscal years following consummation of the Business Combination, aggregate expenditures in excess of $250,000 in any fiscal year will require the prior approval of the Board of Directors of CineMasters. The Stockholders Agreement also provides each of Mr. Brokaw and the members of the Feldman Group with reciprocal rights of first negotiation and refusal and tag-along rights in the event that either party wishes to dispose of some or all of his, her, or its shares of Common Stock in a privately-negotiated transaction. In connection with the Reincorporation, the Stockholders Agreement was amended to replace CineMasters with the Company.

         Distribution Agreement. On March 1, July 1, 1995 and April 28, 1996, the Company entered into an agreement with Janson whereby Janson (the distributor) was granted sole and exclusive rights to license essentially all the programs of the Company's documentary film library for all forms of television and video worldwide. The distributor also gained the exclusive right to execute all contracts for the exploitation of these rights. The President of Janson, Stephen Janson, is related to the Company's Chairman, Gene Feldman, through marriage.

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

Dated:   April 15, 1999

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                       Title

Gene Feldman                    Chairman of the Board


Cary Brokaw                     President and Chief Executive Officer and
                                Director


Sheri L. Halfon                 Senior Vice President, Chief Financial Officer
                                and Director

Michael D. Feldman              Executive Vice President and Director


Doug Rowan                      Director


Ira J. Sobotko                  Principal Financial and Accounting Officer

Dated:  April 15, 1999

(a)      INDEX TO EXHIBITS

        3                           Restated  Certificate  of  Incorporation.
                                    Incorporated  herein by reference to
                                    Exhibit 3 (I) of the Company's Registration
                                    Statement on Form  10-SB, as amended,
                                    filed on April 9, 1997.

        3.1                         By-Laws. Incorporated herein by reference to
                                    Exhibit 3(ii) of the Company's  Registration
                                    Statement on Form 10-SB, as amended, filed on April 9, 1997.

       10 Share Exchange Agreement, dated as of September 30, 1996, among Cary Brokaw, Avenue Pictures, Inc. and The CineMasters Group, Inc. Incorporated herein by reference to Exhibit 10(a)(i) of the Company's
                                    Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

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

       10.4 Output Agreement, dated October 1, 1994 between Avenue Pictures, Inc. and RHI Entertainment, Inc. Incorporated herein by reference to Exhibit 10(b)(ii)(6) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

       10.5 Promissory Note between Avenue Entertainment Group, Inc. and Fleet Bank, National Association. Incorporated herein by reference to Exhibit 10(b)(ii)(7) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

       10.6 Avenue Entertainment Group, Inc. Stock Option and Long Term Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10(c)(i) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

       10.7 Employment Agreement, dated as of September 30, 1996, among The CineMasters Group, Inc., Avenue Pictures, Inc. and Cary Brokaw. Incorporated herein by reference to Exhibit 10(c)(ii) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

       10.8 Employment Agreement, dated as of September 30, 1996, among The CineMasters Group, Inc., Avenue Pictures, Inc. and Gene Feldman. Incorporated herein by reference to Exhibit 10.(c)(iii) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

       10.9 Option Agreement, dated as of September 30, 1996, between The CineMasters Group, Inc. and Cary Brokaw. Incorporated herein by reference to Exhibit 10(c)(iv) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

       10.10 Form of Option Grant Agreement, dated as of September 30, 1996, between Avenue Entertainment Group, Inc. and the Optionee. Incorporated herein by reference to Exhibit 10(c)(v) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

       10.11 Form of Option Grant Agreement, dated as of March 10, 1997 between Avenue Entertainment Group, Inc. and the Optionee. Incorporated herein by reference to Exhibit 10(c)(vi) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

       21                           Subsidiaries of the Company *

       27                           Financial Data Schedule *

--------------
* Filed herewith.


(b) There were no Reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report.