Form 10-Q
period 1999-03-31
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 1999-05-18
CIK 1023298

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended March 31, 1999

                                       or

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

Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period) that the Registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X              No ______

Number of shares outstanding of each of issuer's classes of common stock as of May 12, 1999:



     Common                                  4,108,838

                        AVENUE ENTERTAINMENT GROUP, INC.

                                Table of Contents


PART I.  FINANCIAL INFORMATION                                         Page No.

         Consolidated Condensed Balance Sheets -
         March 31, 1999 (unaudited) and December 31, 1998                 1

         Unaudited Consolidated Condensed Statements of Operations -
         Three Months Ended March 31, 1999 and 1998                       2

         Unaudited Consolidated Condensed Statements of Cash Flows -
         Three Months Ended March 31, 1999 and 1998                       3

         Unaudited Notes to Consolidated Condensed Financial Statements   5

         Management's Discussion and Analysis or Plan of Operation        7

PART II. OTHER INFORMATION

         Signatures                                                      11

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.


                      Consolidated Condensed Balance Sheets


                                              March 31,       December 31,
                                                1999               1998
Assets                                      (unaudited)

Cash                                       $   390,064        $    427,240
Marketable securities                          251,890             339,716
Accounts receivable                             78,619             108,515
Income tax receivable                           55,000              55,000
Films costs, net                             1,049,623           1,091,646
Property and equipment, net                     82,379              87,272
Other assets                                    36,254              29,766
Goodwill                                     2,103,899           2,174,029
                                           -----------         -----------
Total assets                                $4,047,728          $4,313,184
                                            ==========          ==========


Liabilities and Stockholders' Equity
Accounts payable and accrued expenses      $ 1,014,014        $ 1,024,862
Loan payable                                   127,500            127,500
Deferred compensation                          183,506            145,006
Due to related party                            99,477             94,481
                                           -----------         ----------
Total liabilities                            1,424,497          1,391,849
                                           -----------         ----------


Stockholders' equity
Common stock, par value $.01 per share          41,088             41,088
Additional paid-in capital                   6,424,571          6,415,196
Deficit                                     (3,692,428)        (3,384,949)
Note receivable for common stock              (150,000)          (150,000)
                                            ----------          ----------
Total stockholders' equity                   2,623,231          2,921,335
                                            ----------        ----------
Total liabilities and stockholders' equity  $4,047,728         $4,313,184
                                            ==========         ==========



   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                Three months     Three months
                                               ended March 31,  ended March 31,
                                                   1999               1998
                                               -----------         ----------

Operating revenues                             $   177,669          $  239,701
                                               -----------          ----------

Costs and expenses:
Film production costs                               66,826              32,699
Selling, general and administrative expenses       471,069             664,762
                                               -----------          ----------
Total costs and expenses                           537,895             697,461
                                               -----------          ----------

Unrealized gain on trading securities               30,268
Gain on sale of investments                         24,480

Loss before income tax                            (305,478)           (457,760)

Income tax expense                                   2,001               5,301
                                               -----------           ---------

Net loss                                       $  (307,479)          $(463,061)
                                               ===========           ==========

Basic and diluted loss per common stock        $     (.07)           $    (.11)
                                              ===========            ==========






   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

                                   (unaudited)



                                                                   Three months        Three months
                                                                      Ended               Ended
                                                                     March 31,           March 31,
                                                                       1999                1998

Cash flows from operating activities:
   Net loss                                                        $ (307,479)         $  (463,061)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation                                                         6,124                5,913
   Amortization - film production costs                                60,396               25,200
   Amortization - goodwill                                             70,130               70,130
   Gain on sale of investments                                        (24,480)
   Unrealized gain on trading securities                              (30,268)
   Proceeds from sale of marketable securities                        142,574
   Deferred compensation                                               38,500
   Stock compensation                                                   9,375                9,375
   Changes in assets and liabilities which affect net income:
       Accounts receivable                                             29,896              (74,784)
       Film costs                                                     (18,373)            (104,007)
       Other assets                                                    (6,488)             (13,396)
       Accounts payable and accrued expenses                          (10,848)              41,571
       Due to related party                                             4,996
                                                                  -----------
                                                                                               -

           Net cash used in operating activities                      (35,945)            (503,059)
                                                                   -----------          -----------

Cash flows from investing activities:
       Purchase of equipment                                           (1,231)              (2,364)
                                                                  -----------          ------------

           Net cash used in investing activities                       (1,231)              (2,364)
                                                                  ------------        -------------

   See accompanying notes to the consolidated condensed financial statements.


                        AVENUE ENTERTAINMENT GROUP, INC.

                                   (unaudited)

                                                    Three months  Three months
                                                        ended        Ended
                                                      March 31,     March 31,
                                                        1999         1998

Cash flows from financing activities:
 Principal payments of capital lease obligations        -             (4,230)
                                                     ---------    ----------
           Net decrease in cash                      (37,176)       (509,653)

Cash at beginning of year                            427,240       1,158,347
                                                     -------      ----------

Cash at end of period                                $390,064     $  648,694
                                                     =======      ==========

Supplemental cash flow information:
  Cash paid during the year for:
     Interest                                        $  2,707     $    3,305
                                                     -------      ----------
     Income taxes                                    $  2,001     $    5,301
                                                     ========     ==========






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



        Generally, theatrical films are first distributed in the theatrical and home video markets. Subsequently, theatrical films are made available for
worldwide   television   network   exhibition  or  pay  television,  television
syndication and cable television.Generally, television films are first licensed for network exhibition and foreign syndication or home video, and subsequently for domestic syndication on cable television. The revenue cycle generally extends 7 to 10 years on film and television product.


Basis of presentation

        The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998. In the opinion of management. all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 1999, the results of operations and its cash flows for the three months ended March 31, 1999 and 1998 have been included. The results of operations for the interim period are not necessarily indicative of results, which may be realized for the full year.

                        AVENUE ENTERTAINMENT GROUP, INC.

                                   (Unaudited)



2.       Film costs

         Film costs consist of the following:

                                                    March 31,      December 31,
                                                     1999              1998

In process or development                         $   13,684       $    2,076
Released, net of accumulated amortization
 of $12,515,642 and $12,455,246, respectively      1,035,939        1,089,570
                                                 -----------       ----------
                                                  $1,049,623       $1,091,646


3.       Loan payable

         On May 27, 1997, the Company entered into an unsecured demand note which provides the Company with borrowings (the "Note") in the principal amount of $250,000, at prime plus 1%, with Fleet Bank, National Association, which is payable on demand, but in any event not later than May 27, 1999. The Company believes that it will be able to extend the note for an additional period on similar terms and conditions. At March 31, 1999, $127,500 was outstanding.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the Company's consolidated condensed financial statements and related notes thereto.

Liquidity and Capital Resources

         At March 31, 1999, the Company had approximately $390,000 of cash and approximately $252,000 of marketable securities.Revenues have been insufficient to cover costs of operations for the quarter ended March 31, 1999. The Company has a working capital deficiency and has an accumulated deficit of $3,692,428 through March 31, 1999. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated April 14, l999 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

Results of Operations

         For the quarter ended March 31, 1999, the Company had a loss before income taxes of approximately $305,000 compared to a loss of $458,000 for the quarter ended March 31, 1998. The loss for the period was primarily the result of reduced revenues earned, partially mitigated by reduced selling, general and administrative expenses as well as unrealized gains on trading securities and gains on sales of investments, both relating to the common stock of GP Strategies Corporation.

Revenues

         Revenues for the three months ended March 31, 1999 were approximately $178,000 compared to $240,000 for the three months ended March 31, 1998. The revenues earned in 1998 were derived from the licensing of rights of the "Hollywood Collection" in secondary markets through Janson Associates. The revenues earned in 1999 were derived from the sale of the domestic rights to "Betty Buckley, In Performance and In Person" to the Bravo Cable network for $50,000, as well as licensing of rights of the "Hollywood Collection" in secondary markets. In addition, the Company received a $44,000 production fee in 1999, relating to the motion picture "Wayward Son".

Film production costs

         Film production costs for the three months ended March 31, 1999 were $67,000 compared to $33,000 for the three months ended March 31, 1998 as a result of costs associated with the feature sold to Bravo, "Betty Buckley, In Performance and In Person".

Selling, General and Administrative

         Selling, general and administrative (S,G&A) expenses for the three months ended March 31, 1999 were $471,000 compared to $665,000 for the three months ended March 31, 1998. The reduced S,G&A in 1999 is the result of efforts to reduce expenses and personnel costs due to the reduced level of revenue.

Recent Accounting Developments

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It
requires  that  an  entity   recognize  all  derivatives  as either  assets  or
liabilities in the statement of financial position and measure those instru-ments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS
No. 133 by January 1, 2000. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on the consolidated financial statements.

Year 2000

        The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches.The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to
00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

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

         The statements in this section regarding the effect of the year 2000 and the Company's responses to it are forward-looking statements.They are based on assumptions that the Company believes to be reasonable in light of its current knowledge and experience. A number of contingencies could cause actual results to differ materially from those described in forward-looking statements made by or on behalf of the Company.

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

Market Risk Exposure

The financial position of the Company is subject to market risk associated with interest rate movements on outstanding debt. The Company has debt obligations with variable terms. The carrying value of the Company's variable rate debt obligation approximates fair value as the market rate is based on prime.

                           PART II. OTHER INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.

                                 March 31, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                        AVENUE ENTERTAINMENT GROUP, INC.


DATE:             May 18, 1999                Gene Feldman
                                              Chairman of the Board

DATE:             May 18, 1999                Cary Brokaw
                                              President and Chief Executive
                                              Officer, Director

DATE:             May 18, 1999                Ira J. Sobotko
                                              Principal Accounting Officer