Form 10QSB
period 1999-06-30
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 1999-08-16
CIK 1023298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended June 30, 1999

                                       or

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

Number of shares outstanding of each of issuer's classes of common stock as of August 6, 1999.

                  Common Stock                4,108,838

                        AVENUE ENTERTAINMENT GROUP, INC.

                                Table of Contents



PART I.  FINANCIAL INFORMATION                                        Page No.

         Consolidated Condensed Balance Sheets -
         June 30, 1999 (unaudited) and December 31, 1998                  1

         Unaudited Consolidated Condensed Statements of Operations -
         Three Months and Six Months Ended
         June 30, 1999 and 1998                                           2

         Unaudited Consolidated Condensed Statements of Cash Flows -
         Six Months Ended June 30, 1999 and 1998                          3

         Unaudited Notes to Consolidated Condensed Financial
          Statements                                                      5

         Management's Discussion and Analysis of Financial
         Condition or Plan of Operations                                  7

PART II. OTHER INFORMATION                                               11

         Signatures                                                      12

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.

                      Consolidated Condensed Balance Sheets



                                                   June 30,         December 31,
                                                      1999               1998
Assets                                            (unaudited)

Cash                                           $   316,565         $  427,240
Marketable securities                               61,530            339,716
Accounts receivable                                 80,424            108,515
Income tax receivable                               54,695             55,000
Films costs, net                                 1,092,921          1,091,646
Property and equipment, net                         76,246             87,272
Other assets                                        34,054             29,766
Goodwill                                         2,033,769          2,174,029
                                               -----------        -----------
Total assets                                    $3,750,204         $4,313,184
                                                ==========         ==========

Liabilities and Stockholders' Equity

Accounts payable and accrued expenses           $1,138,194         $1,024,862
Loan payable                                       127,500            127,500
Deferred compensation                              207,506            145,006
Due to related party                               109,477             94,481
                                                ----------        -----------
Total liabilities                                1,582,677          1,391,849
                                                ----------         ----------

Stockholders' equity

Common stock, par value $.01 per share              41,088             41,088
Additional paid-in capital                       6,433,946          6,415,196
Accumulated deficit                             (4,157,507)        (3,384,949)
Note receivable for common stock                  (150,000)          (150,000)
                                               ------------       -----------
Total stockholders' equity                       2,167,527          2,921,335
                                               -----------        -----------
Total liabilities and stockholders' equity      $3,750,204         $4,313,184
                                                ==========         ==========

   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                 Consolidated Condensed Statements of Operations

                                   (Unaudited)



                                                                 Three months              Six months
                                                                ended June 30,               ended June 30,
                                                              ----------------             ----------------
                                                          1999             1998          1999               1998
                                                        -------           ------       -------          ----------
Operating revenues                                    $   198,736       $  170,057     $  376,405       $  409,758
                                                      -----------       ----------     ----------       ----------

Cost and expenses:
Film production costs                                      54,746          140,553        121,572          173,252
Selling, general & administrative
 expenses                                                 505,320          555,506        976,389        1,220,268
                                                      -----------        ---------     ----------      -----------

    Total costs and expenses                              560,066          696,059      1,097,961        1,393,520
                                                      -----------       ----------     ----------      -----------

Unrealized gain (loss) on trading
 securities                                               (93,556)         205,628        (63,288)         205,628
Gain (loss) on sale of investments                         (9,477)                         15,003
                                                   -------------- -----------------   ----------- ----------------

Loss before income tax                                   (464,363)        (320,374)      (769,841)        (778,134)

Income tax expense                                            716            2,155          2,717            7,456
                                                  ---------------     ------------   ------------     ------------

Net loss                                               $ (465,079)      $ (322,529)    $ (772,558)      $ (785,590)
                                                       ==========       ==========     ==========       ==========


Basic and diluted loss per share                   $         (.11)   $        (.08)$         (.19)   $       (.19)
                                                   ==============    ============= ==============    ============





   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                 Consolidated Condensed Statements of Cash Flows

                                   (Unaudited)


                                                             Six months
                                                           ended June 30,
                                                         1999          1998
Cash flows from operating activities:

Net loss                                              $(772,558)   $(785,590)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
   Depreciation                                          12,257       11,893
   Amortization-film production costs                   118,080      163,039
   Amortization-goodwill                                140,260      140,260
   Loss on sale of Fixed Assets                             465
   Proceeds from disposal of Fixed Assets                 1,360
   Gain on sale of investments                          (15,003)
   Unrealized gain (loss) on trading securities          63,288     (205,628)
   Proceeds from sale of marketable securities          229,901       36,000
   Deferred compensation                                 62,500
   Stock compensation                                    18,750       18,750
  Changes in assets and liabilities which
    affect net income:
       Accounts receivable                               28,091      (30,287)
       Film costs                                      (199,355)    (203,110)
       Other assets                                      (4,288)     (19,601)
       Accounts payable and accrued expenses           (113,332)      11,627
       Income taxes                                         305       27,000
       Due to related party                              14,996
                                                      ---------    ---------

           Net cash used in operating activities       (107,619)    (835,647)
                                                      ---------    ---------

Cash flows from investing activities:
  Purchase of equipment                                  (3,056)      (2,364)
                                                       --------    ----------

      Net cash in investing activities                   (3,056)      (2,364)
                                                       ---------   ----------

                        AVENUE ENTERTAINMENT GROUP, INC.

                                   (Unaudited)



                                                            Six months
                                                           ended June 30,
                                                       1999             1998


Cash flows from financing activities:
Sale of common stock                             $                  $  145,800
Principal payments of capital lease obligations                         (8,459)
                                                 -----------       -----------

      Net decrease in cash                          (110,675)         (700,670)

Cash at the beginning of period                      427,240         1,158,347
                                                 -----------       -----------

Cash at end of period                            $   316,565       $   457,677
                                                 ===========       ===========

Supplemental cash flow information:
Cash paid during the periods for:
  Interest                                             4,432       $     6,638
                                                 -----------       -----------
  Income taxes                                         2,717       $     7,456
                                                 ===========       ===========


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

         Generally, theatrical films are first distributed in the theatrical and home video markets. Subsequently, theatrical films are made available for worldwide television network exhibition or pay television, television syndications and cable television. Generally, television films are first licensed for network exhibition and foreign syndication or home video, and subsequently for domestic syndication on cable television. The revenue cycle generally extends 7 to 10 years on film and television product.

         Basis of Presentation

         The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 1999, the results of operations and its cash flows for the six months ended June 30, 1999 and 1998 have been included. The results of operations for the interim period are not necessarily indicative of results which may be realized for the full year.

                        AVENUE ENTERTAINMENT GROUP, INC.

                                   (Unaudited)



2.       Film costs

         Film costs consist of the following:

                                                      June 30,      December 31,
                                                        1999             1998
In process or development                           $   84,524       $    2,076
Released, net of accumulated amortization
 of $12,573,326 and $12,455,246, respectively        1,008,397        1,089,570
                                                   -----------       ----------
                                                    $1,092,921       $1,091,646


3.       Loan payable

         On May 27, 1999, the Company entered into an unsecured demand note which provides the Company with borrowings (the "Note") in the principal amount of $150,000, at prime plus 1%, with Fleet Bank, National Association, which is payable on demand, but in any event not later than May 27, 2000. At June 30, 1999 $127,500 was outstanding.


4.       Subsequent event

         In August 1999, the Company sold 480,192 shares of Common Stock and a warrant to purchase 500,000 shares of common stock which expires August 2002 (the "Warrant") to certain investors pursuant to a private placement transaction. The Company realized net proceeds of approximately $500,000. The Warrant is exercisable at an exercise price of $2.00 per share. The shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrant cannot be sold, transferred, pledged or assigned for a one-year period. The Company claimed an exemption from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 of Regulation D of the Act.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis should be read in conjunction with the Company's consolidated condensed financial statements and related notes thereto.

Liquidity and Capital Resources

         At June 30, 1999, the Company had approximately $317,000 of cash and approximately $62,000 of marketable securities. Revenues have been insufficient to cover costs of operations for the quarter ended June 30, 1999. The Company has a working capital deficiency and has an accumulated deficit of $4,206,249 through June 30, 1999. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements, such as the private placement transaction described in Note 4 to the Notes to the Consolidated Condensed Financial Statements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated April 14, l999 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

Results of Operations

         For the quarter and six months ended June 30, 1999, the Company had a loss before income taxes of approximately $464,000 and $770,000 compared to a loss of $320,000 and $778,000 for the quarter and six months ended June 30, 1998. The loss for the period was primarily the result of reduced revenues earned and unrealized losses on trading securities and losses on sales of investments, both relating to the common stock of GP Strategies Corporation.

Revenues

         Revenues for the three months ended June 30, 1999 were approximately $199,000 compared to $170,000 for the three months ended June 30, 1998. The revenues earned in 1998 were derived from the licensing of rights of the "Hollywood Collection" in secondary markets through Janson Associates. The revenues earned in 1999 were derived from the sale of the domestic rights to "Betty Buckley, In Performance and In Person" to the Bravo Cable network for $50,000, as well as licensing of rights of the "Hollywood Collection" in secondary markets. In addition, the Company received a $44,000 production fee in 1999, relating to the motion picture "Wayward Son".

         Revenues for the six months ended June 30, 1999, were approximately $376,000 compared to $410,000 for the six months ended June 30, 1998.

Film production costs

         Film production costs for the three months ended June 30, 1999 were $55,000 compared to $141,000 for the three months ended June 30, 1998.

Selling, General and Administrative

         Selling, general and administrative (S,G&A) expenses for the three months ended June 30, 1999 were $505,000 compared to $556,000 for the three months ended June 30, 1998. The reduced S,G&A in 1999 is the result of efforts to reduce expenses and personnel costs due to the reduced level of revenue. Selling, general and administrative (S,G&A) expenses for the six months ended June 30, 1999, were $976,000 compared to $1,220,000 for the six months ended June 30, 1998.

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

         The Company is utilizing both internal and external resources to identify, correct or reprogram and test systems for year 2000 compliance. The Company operates its financial reporting systems through a personal computer based accounting and general ledger package. The Company is in the process of installing the required updates to the system to make the system year 2000 compliant. The Company believes that these updates will cost approximately $5,000 and be complete by the end of the third quarter of 1999.

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

                        AVENUE ENTERTAINMENT GROUP, INC.

                           PART II. OTHER INFORMATION


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits

                    4.1     Form of Warrant dated August 1999.  Filed herewith.

                           PART II. OTHER INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.



                                  June 30, 1999


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                        AVENUE ENTERTAINMENT GROUP, INC.


DATE:         August 16, 1999           BY:      Gene Feldman
                                                 Chairman of the Board

DATE:         August 16, 1999           BY:      Cary Brokaw
                                                 President and Chief Executive
                                                 Officer, Director

DATE:         August 16, 1999           BY:      Sheri L. Halfon
                                                 Principal Accounting Officer