Form 10-Q
period 1999-09-30
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 1999-11-22
CIK 1023298

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended September 30, 1999

                                       or

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

11111 Santa Monica Blvd., Suite 525
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

        Yes     X                                            No ______

Number of shares outstanding of each of issuer's classes of common stock as of November 18, 1999.



         Common Stock                                          4,589,030

                        AVENUE ENTERTAINMENT GROUP, INC.

                                Table of Contents


PART I.  FINANCIAL INFORMATION                                         Page No.

         Consolidated Condensed Balance Sheets -
         September 30, 1999 (unaudited) and
          December 31, 1998                                                1

         Unaudited Consolidated Condensed Statement of Operations -
         Three Months and Nine Months Ended
         September 30, 1999 and 1998                                       2

         Unaudited Consolidated Condensed Statement of Cash Flows -
         Nine Months Ended September 30, 1999 and 1998                     3

         Unaudited Notes to Consolidated Condensed Financial Statements    5

         Management's Discussion and Analysis of Results of Operations     7

PART II. OTHER INFORMATION

                  Signatures                                              11

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.

                      Consolidated Condensed Balance Sheets


                                               September 30,      December 31,
                                                     1999             1998
Assets                                           (unaudited)

Cash                                          $   645,083          $  427,240
Marketable securities                              79,110             339,716
Accounts receivable                               594,969             108,515
Income tax receivable                              29,703              55,000
Films costs, net                                2,145,630           1,091,646
Property and equipment, net                        70,154              87,272
Other assets                                       18,472              29,766
Goodwill                                        1,963,639           2,174,029
                                              -----------         -----------
Total assets                                   $5,546,760          $4,313,184
                                               ==========          ==========


Liabilities and Stockholders' Equity
Accounts payable and accrued expenses       $   1,113,108          $1,024,862
Deferred income                                   700,000                   0
Loan payable                                      842,500             127,500
Deferred compensation                             325,250             145,006
Due to related party                              101,172              94,481
                                             ------------           ---------
Total liabilities                               3,082,030           1,391,849
                                              -----------           ---------


Stockholders' equity
Common stock, par value $.01 per share             45,890              41,088
Additional paid-in capital                      6,938,519           6,415,196
Deficit                                        (4,369,679)         (3,384,949)
Note receivable for common stock                 (150,000)           (150,000)
                                              -----------          ----------
Total stockholders' equity                      2,464,730           2,921,335
                                              -----------         -----------
Total liabilities and stockholders' equity     $5,546,760          $4,313,184
                                               ==========          ==========

   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.


                 Consolidated Condensed Statements of Operations

                                   (Unaudited)




                                                          Three months                   Nine months
                                                           ended September 30,              ended September 30,
                                                          1999          1998         1999                  1998
Operating revenues                                    $ 2,876,475        $ 144,136     $3,252,880         $553,894
                                                      -----------        ---------     ----------         --------

Cost and expenses:

Film production costs                                   2,685,878           18,911      2,807,450          192,163

Selling, general & administrative
 expenses                                                 422,186          563,652      1,398,575        1,783,920
                                                               -------------------     ----------       ----------

    Total costs and expenses                            3,108,064          582,563      4,206,025        1,976,083
                                                     ------------       ----------     ----------      -----------

Unrealized gains (losses) on
    trading securities                                     17,580         (177,775)       (45,708)          27,853
Gain (loss) on sale of investments                              0                          15,003
                                                -----------------       ------------- ----------- ----------------

Loss before income tax                                   (214,009)        (616,202)      (983,850)      (1,394,336)

Income tax (benefit) expense                               (1,837)             174            880            7,630
                                                  ---------------      ---------------   ----------   --------------

Net gain (loss)                                     $    (212,172)      $ (616,376)   $  (984,730)     $(1,401,966)
                                                    ==============      ==========    ===========       ===========

Basic and diluted loss per common stock             $       (0.05)      $    (0.15)   $     (0.23)     $     (0.34)
                                                    ==============      ===========   ============     ============



Weighted average shares outstanding                     4,428,966        4,108,838      4,215,547        4,090,838
                                                     -------------      ------------    -----------     ----------





   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.


                 Consolidated Condensed Statements of Cash Flows

                                   (Unaudited)



                                                                          Nine months
                                                                      ended September 30,

                                                                   1999           1998
                                                                   ----           -------

Cash flows from operating activities:

   Net loss                                                  $ (984,730)     $ (1,401,966)
Adjustments to reconcile net income (loss)
to net cash provided by (used for)
operating activities:
   Depreciation                                                  18,349            18,094
   Amortization-film production costs                         2,770,391           254,463
   Amortization-goodwill                                        210,390           210,390
   Loss on sale of Fixed Assets                                     465
   Proceeds from disposal of Fixed Assets                         1,360
   Gain on sale of investments                                  (15,003)
   Unrealized (gain) loss on trading securities                  45,708           (27,853)
   Proceeds from sale of marketable securities                  229,901            63,000
   Deferred compensation                                        325,250
   Stock compensation                                            28,125            28,125

Changes in assets and liabilities which affect net income:
   Accounts receivable                                         (486,454)           45,021
   Film costs                                                (3,824,375)         (388,623)
   Other assets                                                  11,294           (15,584)
   Accounts payable and accrued expenses                         (8,754)          250,350
   Deferred income                                              700,000
   Income taxes payable                                          25,297            27,000
   Due to related party                                           6,691         _________
                                                           -------------

Net cash used in operating activities                          (946,095)         (937,583)


Cash flows from investing activities:

  Purchase of equipment                                          (3,056)           (2,364)
                                                           -------------        -----------

  Net cash used in investing activities                          (3,056)           (2,364)
                                                           -------------        -----------


                        AVENUE ENTERTAINMENT GROUP, INC.

                                   (Unaudited)





                                                                   Nine months
                                                                ended September 30,

                                                               1999            1998
                                                              -----            ------

Cash flows from financing activities:

Sale of common stock                                      $ 500,000    $      145,800
Proceeds from issuance of short term debt                   715,000
Repayment of loan to officers                               (48,006)
Principal payments of capital lease obligations                   0            (8,459)
                                                          ----------        -----------

      Net cash provided by financing activities           1,166,994           137,341

      Net increase (decrease) in cash                       217,843          (802,606)

Cash at the beginning of year                               427,240         1,158,347
                                                         -----------       -----------

Cash at end of period                                    $  645,083         $ 355,741
                                                         ==========         =========

Supplemental cash flow information:
  Cash paid during the year for:

  Interest                                               $    7,661       $     8,916
                                                         ----------        ----------
  Income taxes                                           $    2,717       $     7,493
                                                         ==========       ===========




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


Basis of Presentation

The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10K-SB for the year ended December 31, 1998. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 1999, the results of operations and its cash flows for the three months and nine month periods ended September 30, 1999 and 1998 have been included. The results of operations for the interim period are not necessarily indicative of results which may be realized for the full year.

                        AVENUE ENTERTAINMENT GROUP, INC.

2.       Film costs

         Film costs consist of the following:

                                                   September 30,   December 31,
                                                            1999          1998
                                                   -------------   ------------
     In process or development                     $    315,927    $      2,076
     Released, net of accumulated amortization
      of $15,225,637 and $12,455,246                  1,829,703       1,089,570
                                                      ---------       ---------
                                                   $  2,145,630    $  1,091,646
                                                      =========       =========

3.       Loan payable

         On May 27, 1997, the Company entered into an unsecured demand note which provided the Company with borrowings (the "Note") in the principal amount of $250,000, at prime plus 1%, with Fleet Bank, National Association ("Fleet"), which was payable on demand, but in any event not later then May 27, 1998. As of September 30, 1999, $127,500 was outstanding.

         On June 3, 1999, the Company entered into an unsecured loan for $1,000,000 at 8.75% with City National Bank which matures on October 1, 1999. As of September 30, 1999, $715,000 was outstanding. As of October 1, 1999 the Company extended the note for an additional three months.

4.       Sale of stock

         In August 1999, the Company sold 480,192 shares of Common Stock and a Warrant to purchase 500,000 shares of Common Stock which expires August 2002 (the "Warrant") to certain investors pursuant to a private placement transaction. The Warrant is exercisable at an exercise price of $2.00 per share. The shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrant cannot be sold, transferred, pledged or assigned for a one-year period. The Company claimed exemption from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 of Regulation D. of the Act.

5.       Recent Development

         The Company receive a letter from the American Stock Exchange ("AMEX") notifying the Company that it has fallen below certain of AMEX's continued listing guidelines because of the Company's recurring losses. The Company attended a meeting with AMEX on November 16, 1999 to discuss its listing eligibility. At this meeting AMEX informed the Company that within three weeks it would make a determination on the Company's eligibility for continued listing and whether an extension would be granted to enable the Company to satisfy the listing criteria. However, there can be no assurance that the Common Stock will not be delisted in the future.



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

Liquidity and capital resources

At September 30, 1999, the Company had approximately $645,000 of cash and approximately $79,000 of short term investments. Of the $645,000 of cash at September 30, 1999, approximately $300,000 has been earmarked for future residual payments which have been accrued in the financial statements. The residual payments would be payable on the earlier of the second air date of certain television productions or September 2000.

The Company has a working capital deficiency and has an accumulated deficit of $4,369,679 through September 30, 1999. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements, such as the private placement transaction described in Note 4 to the Notes to the Consolidated Condensed Financial Statements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated April 14, 1999 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. See Note 5 to the Notes to Consolidated Financial Statements with respect to the Company's discussions with the American Stock Exchange with respect to the continued listing of its Common Stock.

Results of operations

For the quarter and nine months ended September 30, 1999 the Company had a loss before income taxes of $214,000 and $984,000, respectively compared to losses of $616,000 and $1,394,000 for the quarter and nine months ended September 30, 1998. The decreased loss for the periods was the result of increased revenues earned by Avenue Pictures.

Revenues

Revenues for the three months ended September 30, 1999 were $2,876,000 compared to $144,000 for the three months ended September 30, 1998. Of the revenues earned by Avenue during the three months ended September 30, 1999, approximately $2,696,000 was derived from the delivery of the "Timeshifters" to Turner Broadcast Systems. The revenues earned by Wombat during the three months ended September 30, 1999, were derived from the licensing of "Harry Connick, Jr." to Bravo and from the licensing of rights for Wombat programming in secondary markets primarily through Janson Associates.

Revenues for the nine months ended September 30, 1999 were $3,253,000 compared to $554,000 for the nine months ended September 30, 1998. Revenues from the operations of Avenue Pictures for the nine months ended September 30, 1999 were approximately $2,956,000 which was primarily derived from delivery to TBS of the "Timeshifters." Revenues from Wombat's operations for the nine months ended September 30, 1999 were approximately $297,000. Wombat's revenue of $297,000 was derived from the availability of two one-hour profiles for Bravo. The remaining revenue of $126,000 was derived from licensing of rights for Wombat programming in secondary markets primarily through Janson Associates.

Film Production Costs

Cost of revenues for the nine months ended September 30, 1999 was $2,807,000 compared to $192,000 for the nine months ended September 30, 1998. The increase is the result of increased revenue recognized for the period.

Selling, General and Administrative

Selling, general and administrative (S,G&A) expenses for the three months ended September 30, 1999 were $422,000 compared to $564,000 for the three months ended September 30, 1998. The reduced S,G&A cost for the period was the results of efforts to reduce expenses and personnel costs.

Selling, general and administrative expenses for the nine months ended September 30, 1999 were $1,399,000 compared to $1,784,000 for the nine months ended September 30, 1998. The reduced S,G&A cost for the period was the results of efforts to reduce expenses and personnel costs.

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

The Company is utilizing both internal and external resources to identify, correct or reprogram and test systems for year 2000 compliance. The Company operates its financial reporting systems through a personal computer based accounting and general ledger package. The Company is in the process of installing the required updates to the system to make the system year 2000 compliant. The Company believes that these updates will cost approximately $5,000 and be complete by the end of the second month of the fourth quarter of 1999.

The Company has also identified various ancillary programs that need to be updated and has contracted with third parties for this work to be completed within the next six months. It is expected that the cost of these modifications will be approximately $5,000.

In addition, the Company is examining their exposure to the year 2000 in other areas of technology. These areas include telephone and E-mail systems, operating systems and applications in free standing personal computers, local area networks and other areas of communication. A failure of these systems, which may impact the ability of the Company to service their customers which could have a material effect on their results of operations. These issues are being handled by the finance team at the Company by identifying the problems and obtaining from service providers either the necessary modifications to the software or assurances that the systems will not be disrupted. The Company believes that the cost of the programming and equipment upgraded will not be in excess of $7,500. In addition, certain personnel computers and other equipment that is not year 2000 compliant will be upgraded through the Company's normal process of equipment upgrades. The Company believes that the evaluation and implementation process will be complete no later than the fourth quarter of 1999. Over the next year, the Company plans to continue to develop and implement other information technology projects needed in the ordinary course of business.

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

The Company's various departments will communicate with their principal customers and vendors about their year 2000 readiness, and expect this process to be completed no later than the fourth quarter of 1999. None of the responses received to date suggests that any significant customer or vendor expects the year 2000 issue to cause an interruption in its operations which would have a material adverse impact on the Company. However, because so many firms are exposed to the risk of failure not only of their own systems, but of the systems of other firms, the ultimate effect of the year 2000 issue is subject to a very high degree of uncertainty.

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



                               September 30, 1999


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                        AVENUE ENTERTAINMENT GROUP, INC.

DATE:         November 22, 1999             BY:   Gene Feldman
                                                  Chairman of the Board

DATE:         November 22, 1999             BY:   Cary Brokaw
                                                  President and Chief Executive
                                                  Officer, Director

DATE:         November 22, 1999             BY:   Sheri L. Halfon
                                                  Chief Financial Officer