Form 10KSB
period 1999-12-31
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2000-04-14
CIK 1023298

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission File Number 001-12885

                        AVENUE ENTERTAINMENT GROUP, INC.

                 (Name of Small Business Issuer in its charter)

            Delaware                                    95-4622429
----------------------------                            ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

11111 Santa Monica Blvd., Suite 525, Los Angeles, CA               90025
----------------------------------------------------               -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (310) 996-6800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                  Name of each exchange on which registered:
-------------------                  ------------------------------------------
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

State issuer's revenues for its most recent fiscal year.   $4,748,660

As of March 15, 2000, the aggregate market value of the voting and non-voting common equity, held by non-affiliates (assuming for this calculation only that all officers and directors are affiliates) was approximately $2,708,977 based on the closing price of the Common Stock on the American Stock Exchange on March 15, 2000.

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

Class                                            Outstanding at March 15, 2000
-----                                            -----------------------------
Common Stock, par value $.01 per share                   4,589,030 shares

DOCUMENTS INCORPORATED BY REFERENCE:                         NONE

                                TABLE OF CONTENTS

                                                                      Page

PART I

         Item 1.    Description of Business.............................2

         Item 2.    Description of Property............................17

         Item 3.    Legal Proceedings..................................17

         Item 4.    Submission of Matters to a Vote of
                    Security Holders...................................17

PART II

         Item 5.    Market for the Registrant's Common Equity
                    and Related Stockholder Matters....................18

         Item 6.    Management's Discussion and Analysis of

                    Financial Condition and Results of Operations......18

         Item 7.    Financial Statements...............................23

         Item 8.    Changes In and Disagreements with Accountants
                    on Accounting and Financial Disclosure.............42

PART III

         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with

                    Section 16(a) of the Exchange Act..................43

         Item 10.   Executive Compensation.............................45

         Item 11.   Security Ownership of Certain

                    Beneficial Owners and Management...................48

         Item 12.   Certain Relationships and Related

                    Transactions.......................................51

         Item 13.   Exhibits and Reports on Form 8-K...................53

                                     PART I.

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

         Following the Business Combination, the Board of Directors and shareholders of CineMasters approved a transaction pursuant to which (i) all of the assets of the Wombat Productions division (the "Wombat Division") of CineMasters were transferred, subject to all related liabilities and obligations, to its newly-formed, wholly-owned Delaware subsidiary, Wombat Productions ("Wombat Productions"), (ii) CineMasters was merged with and into the Company (its newly-formed, wholly-owned Delaware subsidiary) with the Company being the surviving corporation in the merger (the "Reincorporation"), and (iii) each stockholder of CineMasters received an equal number of shares of the Company in exchange for each share of capital stock of CineMasters held by such stockholder immediately prior to the effective time of the Reincorporation (the "Effective Time"). As a result of the Reincorporation, Avenue Pictures became a wholly-owned subsidiary of the Company.

General

         Mr. Brokaw has extensive experience in the motion picture industry. He began his career in the marketing department at Twentieth Century Fox. He also served as executive vice president at Cineplex Odeon and was president and chief executive officer of Island Pictures. Mr. Brokaw has particular experience in producing and releasing modestly budgeted independent films which appeal to the more sophisticated theatergoer. He has enjoyed success with such films as Choose Me, El Norte, Kiss of the Spider Woman, The Trip to Bountiful, Mona Lisa and Spike Lee's first film, She's Gotta Have It. Mr. Brokaw is responsible for the production and release of Gus Van Sant's Drug Store Cowboy, James Foley's After Dark My Sweet, Michael Lindsay-Hogg's The Object of Beauty, Jane Campion's Sweetie, and Jim Sheridan's The Field. Mr. Brokaw was the producer of Robert Altman's The Player, the celebrated and successful comedy which was nominated for five Academy awards, including Best Picture. Mr. Brokaw also produced Robert Altman's Short Cuts, which was nominated for several Academy Awards. Mr. Brokaw also produced Restoration, the Academy-Award winning and critically acclaimed epic adventure directed by Michael Hoffman and released by Miramax Films. In 1996, Mr. Brokaw produced Sony Pictures' Voices from a Locked Room, directed by Malcolm Clarke and starring Jeremy Northam. In February 1998, the Company completed Finding Graceland starring Harvey Keitel, Johnathan Schaech, and Bridget Fonda which was fully financed by Largo Entertainment Corp., a wholly owned subsidiary of JVC Entertainment, Inc. All domestic rights to the picture were licensed to the Columbia/TriStar Motion Picture Group and Largo licensed the picture internationally.

      The Company has completed production of Wayward Son starring Harry Connick, Jr., Pete Postlethwaite, Patricia Clarkson and Vinessa Shaw. The film is an epic drama set in the depression era in the south, written and directed by Randall Harris, produced by Cary Brokaw and executive produced by Michael Hammer and Steve Tisch. Financed by way of an insurance backed bank loan, the Company has no financial exposure with respect to the film's success. Subject to the bank's first position lien, the Company holds the copyright to the film in perpetuity. The Company is in the process of licensing the distribution rights to the film.

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

         The Company has recently concluded a three year non-exclusive multiple co-financing agreement with Intermedia. Intermedia is one of the pre-eminent foreign sales companies in the film industry. They have co-financed and licensed such films as Sliding Doors, Hilary and Jackie, Playing by Heart, Woody Allen's Sweet and Lowdown, and upcoming The Wedding Planner starring Jennifer Lopez and Matthew McConaughey. The agreement provides Avenue with favorable distribution terms for its films in the international market, co-financing for its feature films providing for co-ownership of the copyright of most films, favorable producing fees and funding for the film development expenses of projects undertaken with Intermedia.

         Current feature film projects for the Company include the following titles: The Courier, Original Sin, Blessed Virgins, Easy Money Blues, Phobic, and Mindhunters.

         The Company is scheduled to produce The Courier which would be co-financed and licensed internationally by Intermedia. Developed by the Company, the original screenplay by Michael Brandt and Derek Haas, concerns a courier hired to make the ultimate drop to a mysterious and exceptionally powerful man who is considered `unfindable'. Brad Pitt has expressed interest to star subject to his approval of the film's director. Several studios have expressed an interest in co-financing and distributing the motion picture domestically. The Company hopes to start filming in September 2000.

         Original Sin is a highly suspenseful thriller written by William Brown and Antonella Osborne about a celebrated defense attorney whose life is turned upside down when he is perfectly framed for his ex-wife's murder. Stuart Baird (Executive Decision, U.S. Marshalls) is attached to direct and Intermedia will co-finance and license the film internationally. Intermedia is currently in negotiation with a major studio for the film's domestic distribution rights. The Company hopes to commence production in October 2000.

         Blessed Virgins is a highly original teen comedy with strong dramatic underpinnings written by Sarah Kelly (Full Tilt Boogie) who will also direct. The Company has concluded an agreement with Capitol Films, a well respected London based film sales company who will co-finance or fully finance the film and license the film internationally subject to cast. Casting efforts are underway and the Company hopes to commence production late summer 2000.

         The Company has optioned the original screenplay Easy Money Blues by John Cork, a provocative and sweeping serio-comic drama set against the excesses of the late 80's. Keith Gordon (Midnight Clear, Mother Night and the upcoming Waking the Dead) is attached to direct. Casting efforts are underway and the Company hopes to commence production in 2000.

         Phobic is a highly charged and terrifying thriller written by Chris Bertolet about a former New York homicide detective drawn back into the search for a serial killer who kills his victims based on their worst feat. Intermedia will co-finance the film (and license it internationally) and the Company is in negotiation with a potential director. The Company hopes to commence production in early 2001.

         The Company is also developing The Judge, an original screenplay by Gustave Reiniger, about a New Orleans attorney recruited to a Federal judgeship only to find himself a target in the massive corruption surrounding a gaming empire. Intermedia is funding development and will co-finance (and license internationally) subject to cast. The Company hopes to commence production in early 2001.

         Mindhunters is a screenplay developed by the Company and sold to Twentieth Century Fox. Written by Wayne Kramer and Kevin Brodbin, the story concerns a serial killer amidst the most elite unit of the FBI. Fox has placed the project in turnaround and the Company has reached an agreement with Intermedia to further develop and co-finance the motion picture. The Company hopes to commence production August 2000.

         TriStar Pictures has financed the development of a film based upon the acclaimed Walker Percy novel, The Moviegoer. Terrence Malick, director of
Badlands, Days of Heaven and The Thin Red Line, has written the screenplay. TriStar has placed this project in turnaround and the Company is in discussions with several potential directors and two other studios to finance the film.

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

         The Company has completed production of the time travel adventure The Timeshifters as an original two-hour movie for TBS Superstation, Turner Broadcasting's flagship network seen in more than 76 million households. The movie premiered in October 1999. Avenue owns the film copyright and has licensed the film internationally through Carlton International.

         The Company is in negotiation with HBO to produce a cable television movie based on this year's Pulitzer Prize winning play Wit written by Margaret Edson. With HBO, the Company is in negotiation with a major actress and major director in connection with their involvement in the film. The Company hopes to commence production by September 2000.

         The Company intends to produce a six hour cable mini-series Angels in America, based on the Pulitzer Prize and Tony Award winning play by Tony Kushner. The Company is in discussions with a potential director and several major actors, including Al Pacino have expressed ongoing interest to star in the motion picture. Developed at New Line Cinema, the Company is now negotiating with several companies with respect to financing the mini-series. The Company hopes to start filming in fall 2000.

         Typically, the domestic broadcaster of a made-for-television movie pays a license fee which entitles it to a limited number of airings of the movie over a designated period of time (generally 2-5 years). The initial network/cable license fees generally range from $2.5 -$3.5 million dependent upon the broadcaster and the nature and content of the programming. Producers such as the Company have historically been required to expend production costs in excess of the initial domestic network/cable broadcast license fee. The practice of incurring production costs in excess of the initial domestic network/cable broadcast license fee is generally referred to as "deficit financing." This deficit financing is generally recovered through sales of the made-for-television movie in media and territories other than domestic network/cable broadcasting, such as international free television, domestic syndication (post initial broadcast license), domestic and international pay television, and domestic and international home video. Unlike many television producers who must seek licensing arrangements on a project-by-project basis to cover its deficit financing, the Company has historically entered into output arrangements which provide it the ability to assemble financing more easily and enable it to move forward more efficiently with its television projects. The Company had an output agreement which expired in October 1997 with RHI Entertainment, Inc., a distribution company which is a wholly owned subsidiary of Hallmark Entertainment, Inc. ("Hallmark"). The Company retained 100% ownership in its made-for-television movies subject to the rights licensed to the initial domestic network/cable broadcaster and Hallmark.

         Avenue Pictures had an output agreement which expired in January 2000 with Pearson Television, a division of Pearson Plc. With vast interests in publishing, media and television, Pearson is one of the world's largest and most prestigious distributors of television programming. The Company granted Pearson the right to license Avenue Pictures Television programs (i) internationally and
(ii) in the domestic market subsequent to the initial network license period and Avenue Pictures retains 100% ownership of the copyright to its television programs. Pearson pays the Company a substantial predetermined advance against its distribution rights to all such movies. Pearson also provided the Company a recoupable contribution to its operating overhead on a monthly basis and a development fund on an annual basis.

         The Pearson agreement does not cover television movies which Mr. Brokaw or other the Company executives produce pursuant to "for hire" arrangements with programmers. In such producer-for-hire arrangements, Mr. Brokaw and the Company do not have financing responsibility or ownership for the films. Mr. Brokaw receives a substantial producer's fee for such services. Mr. Brokaw will provide such services to HBO as a producer-for-hire on Wit.

         The Company has approximately eleven television movies in development, including a four hour CBS mini-series entitled American Country. Based upon the upcoming book American Country by Bud Schaetzle, the mini-series will be accompanied by a three compact disc release featuring the program's exceptional country music soundtrack. Written by Ronni Kerns, the mini-series tells the story of four generations of one extended musical family whose lives are interwoven with the development of country music and the events of the twentieth century. It is the story of the quintessential American family with the rich backdrop of the evolution of country music from its pre-radio roots to its phenomenal current popularity.

         Other television movies in active development include The Chimes of Christmas (CBS) based on Charles Dicken's other Christmas story and written by Mark Medoff (Children of a Lesser God), Special Occasions (CBS) written by Bernard Slade (Tribute, Same Time, Next Year), The Replacement Husband (NBC), The Second Coming (USA), Checking Out (VH1) and a mini-series based on the stories of the Brothers Grimm titled Enchanted Kingdom. Although the Company is actively pursuing these projects, there can be no assurance that each or any project will be produced due to the Company's reliance upon the network and cable programmers who must approve and order the films in order to provide adequate financing.

Series Television

         The Company is currently in development with several television series. These series include Emily Undercover a detective show conceived by Stanley Wilson, Dylan written by Michael Brandt and Derek Haas (The Courier) about a female bounty hunter and Gotham created by Gerald and Bridget Dobson (General Hospital, Santa Barbara) which is a contemporary Dickenesque one hour drama.

One Hour-Profiles
The Hollywood Collection

         Through its subsidiary, Wombat Productions, the Company also produces one-hour profiles of Hollywood's most important stars which have been aired by PBS and major cable networks. Gene Feldman and Suzette Winter have produced films together for over twenty-five years. The programs have been aired by PBS and major cable networks in the United States and by television stations around the world. The Company has produced the following hour-length programs since 1982. With the exception of Vivien Leigh: Scarlett And Beyond, all programs are copyrighted and owned by the Company and available for license to all media world-wide and in perpetuity. These titles form The Hollywood Collection:

"Hollywood's Children"                "Audrey Hepburn Remembered"
"The Horror Of It All"                "Mae West. And The Men Who Knew Her"
"Ingrid"                              "The Story Of Lassie"
"Marilyn Monroe: Beyond The Legend"   "Charlton Heston: For All Seasons"
"Steve McQueen: Man On The Edge"      "Roger Moore: A Matter Of Class"
"Grace Kelly: The American Princess"  "Yul Brynner: The Man Who Was King"
"Cary Grant: The Leading Man"         "Ingrid Bergman Remembered"
"Gregory Peck: His Own Man"           "Jack Lemmon: America's Everyman"
"Vivien Leigh: Scarlett And Beyond"*  "Joan Crawford: Always The Star"
"Anthony Quinn: An Original"          "Fred MacMurray: The Guy Next Door"
"Robert Mitchum: The Reluctant Star"  "Shirley MacLaine: Kicking Up Her Heels"
"Michael Caine: Breaking The Mold"    "Barbara Stanwyck: Straight Down The Line"
"Shirley Temple: America's Little     "Gary Cooper: The Face Of A Hero"
 Darling"                             "Walter Matthau: Diamond In The Rough"
"Alan Ladd: The True Quiet Man"       "Clint Eastwood: the Man From Malpaso"**

* Copyright Owned by Turner Broadcasting System.
** Licensed to Warner Home Video

Other Entertainment Profiles

         In 1998, a new series of programs was begun by Wombat Productions for the Art and Film Channel, Bravo, profiling entertainment figures outside the motion-picture industry. The first of these productions was a performance/profile of the Broadway diva, Betty Buckley: In Performance & In Person, and presented on the series Bravo Profiles in the fall of 1999. Also produced and presented the same year on Bravo Profiles was The Worlds of Harry Connick, Jr., an hour-length profile on the gifted musician, composer, actor Harry Connick, Jr.

         Currently, Wombat is in production on a program for Bravo Profiles on the master magician David Copperfield, with Mr. Copperfield's full cooperation.

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

         The Company's primary goal with respect to its documentary films is significant and sustained growth through production activity and greater exploitation of its wholly owned programs. Further revenues and profitability will depend on the Company's ability to secure financing for new programs through its present relationship with Bravo or other cable or television entity. In order to provide maximum exposure of the twenty-eight titles of The Hollywood Collection available in the home-video market in the United States and Canada, Wombat entered into an agreement with MPI, one of the premiere home-video companies for documentary and performance programs. In June of 2000, the entire available collection will be offered to the vast special-interest market via home-video stores, MPI's 800 number provided on its web sites, www.mpimedia.com and www.hollywoodcollection.com, which are also connected through the Yahoo! and Amazon web sites. Having successfully exploited programming opportunities deriving from the world of entertainment, Wombat is currently exploring other subject areas for programs. Following up its license agreement with MPI Home Video, Wombat is currently in discussions that could lead to joint ventures in programming with WPA Film Library, one of the worlds largest archives of stock footage and a wholly owned subsidiary of MPI Media Group.

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

         The Company was one of the first production companies specializing in the production of profiles of movie stars and for years had been an acknowledged quality producer in this field. However, with the success of the biography format on the cable outlet A&E, other cable companies have introduced similar programs. Cable companies, often in association with major films studios, are increasingly producing their own programs and securing ownership of each program's copyright. Programs are being produced by staff producers or by producers for hire for a specific project. Consequently, cable companies are acquiring ownership of the back end (income deriving from the subsequent licensing of programs) and are now licensing their programs to a world market. Faced with these new circumstances, the Company had seen a significant drop in sales to overseas buyers. This trend now seems to be reversing. Part of the reason for this reversal may be that The Hollywood Collection profiles deal with stars of special interest to older moviegoers and frequently involve on-camera participation of the profiled star. Also, the development of digital video and the increasing number of new delivery systems in new areas of the world are creating a renewed hunger for this programming.

Major Customers

         The Company's revenue has historically been derived from the production of a relatively small number of programs and licensing revenues. Given this fact, the limited number of outlets for the Company's productions, and the individually significant license fees generated from certain of its sales, certain customers have historically accounted for a significant portion of the Company's revenue. The Company derived approximately 58% of its total revenue for the year ended December 31, 1999 from TBS Superstation ("TBS") and 27% of its total revenue for the year ended December 31, 1999 from Carlton International ("Carlton") both related to the television movie The Timeshifters.

Employees

         The Company has 9 full time employees.

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

Independent Film

         At the same time that films released by the major studios have become more expensive, currently with average budgets exceeding $40 million (as reported by the Motion Picture Association of America ("MPAA")), low budget "independent films" have successfully entered the market. Typically, such films are more character driven than plot driven and originally they lacked major stars. Miramax, originally an independent distributor (now owned by Disney), broke ground in this area with films like My Left Foot and The Piano.

         Over the last several years there have been other notable "independent-type" films such as Four Weddings and A Funeral, Pulp Fiction, Scream, The Full Monty and The Blair Witch Project. Indeed, given the relatively small financial risk of producing and releasing such films, all of the major studios have started or are studying the feasibility of production and distribution units focusing on smaller, independent-type films.

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

         Motion pictures may continue to play in theaters for up to six months following their initial release. Concurrently with their release in the United States, motion pictures generally are released in Canada and may also be released in one or more other international markets. A motion picture is typically available for distribution during its initial distribution cycle as follows:


                                               Months After Initial                  Approximate
        Marketplace                         Domestic Theatrical Release            Release Period
-------------------                         ---------------------------            --------------
Domestic theatrical                                 ----                              4-6 months
International theatrical                            ----                             6-12 months
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

ITEM 2.       DESCRIPTION OF PROPERTY

         The Company's philosophy on real estate investments is to lease required properties and invest in the development of film and television properties. The Company presently leases for itself and Avenue Pictures approximately 4,000 square feet of office space at its corporate headquarters at 11111 Santa Monica Boulevard, Suite 525, Los Angeles, California 90025 pursuant to a lease that expires October 18, 2004. The rent for such space is approximately $11,000 per month.

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

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

                          MARKET PRICE OF COMMON STOCK

         The Company's Common Stock is traded on the American Stock Exchange, Inc. ("AMEX") under the symbol "PIX". The following table sets forth the high and low sales prices for the Common Stock on the AMEX for the years ended December 31, 1999 and 1998.

             1999                       High Sale                  Low Sale
             ----                       ---------                  --------
          1st Quarter                     $3.75                      $1.94
          2nd Quarter                     $2.38                      $1.00
          3rd Quarter                     $2.12                      $1.00
          4th Quarter                     $1.75                      $.375

             1998                       High Sale                  Low Sale
             ----                       ---------                  --------
          1st Quarter                     $6.44                      $5.25
          2nd Quarter                     $7.50                      $4 32
          3rd Quarter                     $5.00                      $1.75
          4th Quarter                     $2.75                      $1.63

         As of March 15, 2000, there were 158 holders of record of Common Stock.

         On March 15, 2000, the closing price of the Common Stock on the American Stock Exchange was $1.875.

                                 DIVIDEND POLICY

         The Company anticipates that, for the foreseeable future, earnings, if any, will be retained for the development of its business. Accordingly, the Company does not anticipate paying dividends on the Common Stock in the foreseeable future. The payment of future dividends will be at the sole discretion of the Company's Board of Directors and will depend on, among other things, future earnings, capital requirements, the general financial condition of the Company, and general business conditions. Payment of dividends may also be limited by the terms of any Preferred Stock or debt the Company may issue or incur. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes thereto.

Liquidity and Capital Resources

         At December 31, 1999, the Company had approximately $476,000 of cash. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, revenues have been insufficient to cover costs of operations in the past three years. The Company has a working capital deficiency and has an accumulated deficit of $4,755,000 through December 31, 1999. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated April 12, 2000 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

Results of Operations

         For the year ended December 31, 1999 the Company had a loss before income taxes of $1,369,000 as compared to a loss of $2,114,000 for the year ended December 31, 1998. The decreased loss in 1999 was primarily the result of increased revenue earned in 1999 and reduced selling, general and administrative expenses.

Revenues

         Revenues for the year ended December 31, 1999 were approximately $4,749,000 as compared to $829,000 for the year ended December 31, 1998. The increased revenues for the year were primarily the result of license fees related to the production of The Timeshifters. In 1999, the Company earned $95,000 in additional producer fees related to the feature film Wayward Son, as well as $332,000 of revenue from the licensing of rights to its programming in secondary markets through Janson Associates and Bravo. In addition, the Company received development fees during 1999 for various projects. Revenues for the year ended December 31, 1998 were derived primarily from the production of Wayward Son. In addition, the Company earned $320,000 of revenue from licensing of rights to its programming in secondary markets through Janson Associates. For the year ended December 31, 1999, approximately 58% of the Company's revenues were earned from TBS and 27% from Hamdon, both related to The Timeshifters.

Film Production Costs

         Film production costs for the year ended December 31, 1999 were $4,033,000 as compared to $718,000 for the year ended December 31, 1998. The increased film production costs were the result of increased revenue recognized during the year. Included in film production costs for 1999, is $3,700,000 related to amortization of The Timeshifters. Film production costs for the year ended December 31, 1998 can be attributed to the film amortization of approximately $628,000 related to the Company's documentary films and licensing activities, including a $225,000 write down taken on several films in the Hollywood Collection, due to the reduced revenue stream forecast in the future.

Selling, General, and Administrative

         Selling, general and administrative expenses ("SG&A") for the twelve months ended December 31, 1999 and 1998 were $2,057,000 and $2,425,000, respectively. Included in SG&A for the period is approximately $280,000 of amortization of goodwill related to the Avenue Pictures acquisition on September 30, 1996. In addition, the Company incurred $37,500 of stock option compensation expense relating to previously issued stock options in 1999 and 1998. The remaining SG&A costs for 1999 and 1998 relate to salaries, occupancy costs and professional fees. The reduced costs in 1999 were primarily attributable to the efforts to reduce expenses and personnel costs.

Income Taxes

         For the years ended December 31, 1999 and 1998, the Company had an income tax expense (benefit) of $1,700 and ($57,000), respectively. The benefit was derived from the carry back of the current years loss, as well as an offset of the balance of the income tax payable at December 31, 1997.

Recent Developments

         The Company received a letter from the American Stock Exchange ("AMEX") notifying the Company that it has fallen below certain of AMEX's continued listing guidelines because of the Company's recurring losses. The Company attended a meeting with AMEX on November 16, 1999 to discuss its listing eligibility. As a result of this meeting AMEX informed the Company that they would be granted an extension until after the filing of the Company's year- end financial statements to enable the Company to satisfy the listing criteria. The Company is currently preparing a package for presentation to the AMEX. However, there can be no assurance that the Common Stock will not be delisted in the future.

Recent Accounting Developments

         The Financial Accounting Standards Board issued Accounting Standards (SFAS 130), "Reporting Comprehensive Income", in June 1997 which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company has included the required information in Note 11 to the Consolidated Financial Statements.

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

Year 2000

         During 1999, the Company completed any required modifications to its critical systems and applications relating to year 2000 issues. The Company also completed a survey of its significant suppliers to assess their vulnerability if these companies were to fail to remediate their year 2000 issues. The responses received indicated that the Company's suppliers were aware of the year 2000 issue and were implementing all necessary changes prior to the end of calendar year 1999. The Company also formulated contingency plans to ensure that business-critical processes were protected from disruption and will continue to function during and after the year 2000. During 1999, the Company did not incur any material costs in connection with identifying, evaluating or remediating year 2000 issues.

         The Company's business and operations experienced no material adverse effects from the calendar change to the year 2000 or from the leap year that occurred in 2000, and we have not been notified of any disruptions to or failures in the systems of any of our suppliers.

         The Company will continue to monitor our information technology and non-information technology systems and those of third parties with whom we conduct business throughout the year 2000 to ensure that any latent year 2000 issues that may arise are addressed promptly. Although we do not anticipate any additional expenditures relating to year 2000 compliance, we cannot provide any assurance as to the magnitude of any future costs until significant time has passed.

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

ITEM 7.                                         FINANCIAL STATEMENTS

                                                                 Page

Avenue Entertainment Group, Inc.

   Independent Auditors' Report                                   24

   Consolidated Balance Sheet as of December 31, 1999             25

   Consolidated Statements of Operations for the years ended
     December 31, 1999 and 1998                                   26

   Consolidated Statement of Stockholders' Equity for the
     years ended December 31, 1999 and 1998                       27

   Consolidated Statement of Cash Flows for the years ended
     December 31, 1999 and 1998                                   28

   Notes to Consolidated Financial Statements                     30

                          INDEPENDENT AUDITORS' REPORT

         The Board of Directors and Stockholders
         Avenue Entertainment Group, Inc.:

         We have audited the accompanying consolidated balance sheet of Avenue Entertainment Group, Inc. as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in two-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avenue Entertainment Group, Inc. as of December 31, 1999 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that Avenue Entertainment Group, Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered net losses from operations, has a working capital deficiency and has incurred accumulated losses through December 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                        /s/  KPMG LLP

         New York, New York
         April 12, 2000

                        AVENUE ENTERTAINMENT GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1999

                                     Assets

Cash                                                            $  476,198
Accounts receivable                                                652,429
Income tax receivable                                               29,703
Film costs, net                                                    959,850
Property and equipment, net                                         72,664
Goodwill                                                         1,893,509
Other assets                                                        18,169
                                                               -----------

Total assets                                                   $ 4,102,522
                                                               ===========

                      Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                          $ 1,151,045
Deferred Income                                                    149,128
Loan payable                                                       277,500
Deferred compensation                                              340,783
Due to related party                                                99,172
                                                               -----------

Total liabilities                                                2,017,628
                                                               -----------

Commitments and contingencies

Stockholders' Equity:
 Common stock, par value $.01 per share                             45,890
 Additional paid-in capital                                      6,947,894
 Deficit                                                        (4,755,203)
 Treasury Stock                                                     (3,687)
 Note receivable for common stock                                 (150,000)
                                                               ------------

Total stockholders' equity                                       2,084,894
                                                               -----------

Total liabilities and stockholders' equity                     $ 4,102,522
                                                               ===========

          See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Years ended December 31,

                                               1999                    1998
                                               ----                    ----

Operating revenues                            4,748,660            $   828,732
                                           ------------            -----------

Costs and expenses:
  Film production costs                       4,033,211                717,915
  Selling, general and

   administrative expenses                    2,056,838              2,425,597
                                           ------------            ------------

Total costs and expenses                      6,090,049              3,143,512
                                           ------------            ------------

Operating loss                               (1,341,389)            (2,314,780)

Unrealized gain on trading securities                 0                135,888

Gain (loss) on sale of investments              (27,198)                65,070
                                           -------------           ------------

Loss before income taxes                     (1,368,587)            (2,113,822)


Income tax expense (benefit)                      1,667                (56,691)
                                           ------------           --------------

Net loss                                   $ (1,370,254)          $ (2,057,131)
                                           ============           =============

Basic and diluted loss
 per common share                          $      (.32)           $       (.50)
                                           ------------       ----------------



          See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1999 AND 1998




                                                                                             Accumulated
                                      Common Stock                Additional     Retained      other          Stock
                                        Number of      Treasury    Paid-in       earnings   comprehensive  subscription
                                     Shares   Amount    Stock      capital      (deficit)      income       receivable    Total

Balance, January 1, 1998          4,072,838  $40,728             $6,232,256   $(1,327,818)   $ 197,711      $(150,000)    $4,992,877

Net loss                                                                        (2,057,131)                              (2,057,131)
Other comprehensive income                                                                    (197,711)                    (197,711)
Total comprehensive income                                                                                               (2,254,842)
Issuance of common stock             36,000      360                145,440                                                 145,800
Stock option compensation
  expense                                                            37,500                                                  37,500
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998        4,108,838   41,088              6,415,196    (3,384,949)                   (150,000)    2,921,335
------------------------------------------------------------------------------------------------------------------------

Net loss and total comprehensive
  loss                                                                         (1,370,254)                               (1,370,254)
Stock option compensation expense                                    37,500                                                  37,500
Issuance of Common Stock            480,192    4,802                495,198                                                 500,000
Purchase of Treasury Stock                              (3,687)                                                              (3,687)
Balance, December 31, 1999         4,589,030 $45,890   $(3,687)  $6,947,894   $(4,755,203)   $    0          $(150,000)  $2,084,894
------------------------------------------------------------------------------------------------------------------------



                                     See  accompanying   notes  to  consolidated financial statements.


                        AVENUE ENTERTAINMENT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Years ended December 31,

                                                            1999                  1998
                                                            ----                  ----

Cash flows from operating activities
     Net loss                                           $  (1,370,254)           (2,057,131)
Adjustments to reconcile net income
     (loss) to net cash provided by (used in)
      operating activities:
     Depreciation                                              23,864                23,859
     Amortization - film production costs                   3,886,231               702,172
     Amortization - goodwill                                  280,520               280,520
     Loss on disposal of fixed assets                             465
     (Gain) loss on sale of investments                        27,198               (65,070)
     Unrealized (gain) loss on trading securities                   0              (135,888)
     Proceeds from sale of marketable securities              312,518               228,048
     Stock compensation                                        37,500                37,500

Changes in assets and liabilities affecting net income:

     Accounts receivable                                     (518,617)               17,977
     Film costs                                            (3,754,435)             (312,247)
     Other assets                                              11,597               (11,057)
     Accounts payable and accrued expenses                    126,183               271,638
     Deferred compensation                                    195,777               145,006
     Deferred Income                                          149,128
     Income taxes receivable                                                         15,000
     Due to related party                                       4,691            __________
                                                       --------------

              Net cash used in operating
               expenses                                      (587,634)             (859,673)

Cash flows from investing activities:

     Proceeds from disposal of fixed assets                     1,360
     Purchase of equipment                                    (11,081)               (8,775)
-----                                                         --------       ---------------

     Net cash used in investing activities                     (9,721)               (8,775)
                                                        ------------------------------------

                                   (Continued)

                        AVENUE ENTERTAINMENT GROUP, INC.


                                                               Years ended December 31,

                                                            1999                  1998
                                                            ----                  ----

Cash flows from financing activities:
   Proceeds from the issuance of
    common stock                                        $     500,000         $     145,800
   Treasury stock                                              (3,687)
   Proceeds from issuance of short term
    debt, net                                                 150,000
   Principal payments of capital
    lease obligations                                        ________                (8,459)
                                                                              -------------

       Net cash provided by financing activities              646,313               137,341
                                                           ----------           -----------

       Net increase (decrease) in cash                         48,958              (731,107)

Cash at beginning of year                                     427,240             1,158,347
                                                           ----------          ------------

Cash at end of year                                     $     476,198         $     427,240
                                                        =============          ============

Supplemental cash flow information: Cash paid during the year for:

     Interest  expense                                  $      10,335         $      12,701
     Income taxes                                       $       1,667         $      10,222





         See accompanying notes to consolidated financial statements.


                        AVENUE ENTERTAINMENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1)   Summary of Significant Accounting Policies

       Description of Business

       Avenue Entertainment Group, Inc. (the "Company") is an independent entertainment company, that produces feature films, television films, series for television, made-for-televison/cable movies and one-hour-profiles of Hollywood Stars. The Company develops and produces motion pictures for theatrical exhibition, television, and other ancillary markets, both domestically and internationally.

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues have been insufficient to cover costs of operations for the year ended December 31, 1999. The Company has a working capital deficiency and has an accumulated deficit of $4,755,000 through December 31, 1999. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

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

       Goodwill

       Goodwill,  representing  the  excess  of the  purchase  price  of  Avenue
       Pictures, Inc. over its net assets, is being amortized over a ten-year period on a straight line basis. Accumulated amortization at December 31, 1999 and 1998 was $911,690 and $631,170.

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

       Loss per Common Share

       The Company has  adopted  Statement  of  Financial  Accounting  Standards
       (SFAS) No. 128, "Earnings per Share", which established standards for computing and presenting earnings per share (EPS). The statement simplifies the standards for computing EPS, replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS are based upon the weighted average number of common shares outstanding during the period. Diluted EPS are based upon the weighted average number of common shares for all dilutive potential common shares outstanding. At December 31, 1999 and 1998, the Company did not include any potential common stock in its calculation of diluted EPS, because all options and warrants are anti-dilutive.

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

(2)    Film Costs

       Film costs consist of the following:

                                                                   December 31,

                                                                          1999

       In process or development                                   $   267,404
       Released, net of accumulated amortization of $16,341,477        692,446
                                                                   $   959,850

       Based upon the Company's present estimates of anticipated future revenues at December 31, 1999, approximately 75% of the net film costs related to released product will be amortized during the five-year period ending December 31, 2004.

 (3)   Property and Equipment

       The major classes of property and equipment consist of the following:

                                              Useful                December 31,
                                              life                      1999

       Machinery and equipment             4 to 5 years              $ 229,368
       Furniture and fixtures              10 years                     29,495
                                                                       258,863
       Less accumulated depreciation                                  (186,199)
                                                                     ----------
                                                                     $  72,664

       Depreciation expense was $23,864 and $23,859 for the year ended December 31, 1999 and 1998.

 (4)   Commitments and Contingencies

       Leases

       The Company is obligated under a lease for office space, which requires minimum annual rentals, plus increases based on real estate taxes and operating costs. In addition to a security deposit of $12,061, the Company delivered a letter of credit in the amount of $82,000 issued by City National Bank.

       Rent expense was $116,793 and $156,166 for the years ended December 31, 1999 and 1998, respectively.

       Minimum annual rental commitments at December 31, 1999 under the noncancelable operating leases are as follows:

        2000                                                 $  131,568
        2001                                                    131,568
        2002                                                    131,568
        2003                                                    131,568
        2004                                                     98,676
                                                                 ------
        Total minimum obligations                            $  624,948
                                                             ==========


       Employment Agreements

       Effective September 30, 1996, the Company entered into employment agreements with its President and its Chairman providing for an annual salary of $450,000, plus benefits and $150,000, plus benefits, respectively. Increases to base salaries and bonuses (limited to twice the base salary) will be determined at the discretion of the Compensation Committee of the Board of Directors. In 1999, the President and Chairman deferred $100,000 and $105,000 of their compensation, respectively.

 (5)   Common Stock and Stock Option Plan

(a) In March 1997, the Company adopted The Avenue Entertainment Group, Inc. Stock Option and Long Term Incentive Compensation Plan which provides for the grant of an aggregate of 1,750,000 shares of common stock of the Company. The options may be exercised subject to continued employment and certain other conditions. The options vest over a five-year period and expire five to ten years from the date of grant. At December 31, 1999, 1,028,500 options are exercisable.

       Option activity was as follows:

                                                                                      Weighted
                                                                                       average
                                                 Number of           Price range       exercisable

                                                   shares             per share           price

       Outstanding at January 1, 1998            1,364,500           .32 - 6.31            1.97
                                                 ---------        --------------        -------


       Options cancelled                          (623,000)         3.00 - 6.31            3.23

       Options granted                             670,000          1.81 - 5.63            2.08
                                                 ---------        -------------         -------

       Outstanding at December 31, 1998          1,411,500           .31 - 1.81            1.50
                                                 ---------       --------------         --------

       Options Cancelled                           (55,000)          .32 - 1.81            1.67
                                                   --------      --------------         --------

       Outstanding at December 31, 1999          1,356,500           .32 - 1.81            1.45
                                                 ------------    --------------         --------

       The Company recorded compensation expense related to stock option granted at prices less than market value totaling $37,500 and $37,500 for the years ended December 31, 1999 and 1998.

       At December 31, 1999, the weighted average remaining contractual life of all outstanding options was 5.4 years.

       The following table summarizes information about the Plan's options outstanding at December 31, 1999:

                                                      Weighted
                                      Weighted        average
   Number            Range of         average          years          Number
 Outstanding      exercise prices  exercise price    remaining      exercisable
 ------------------------------------------------------------------------------

  1,070,000       $1.70 - 1.81        $1.76          4.12              742,000
    286,500                .32          .32            .7              286,500
 -----------------------------------------------------------------------------
  1,356,500         .32 - 1.81         1.45           5.4            1,028,500
  ----------------------------------------------------------------------------

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

       Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been or increased to the pro forma amounts indicated below:

                                               December 31,        December 31,

                                                   1999                1998
                                                   ----                ----

        Net loss            As reported         $(1,370,254)        $(2,057,131)
                            Pro forma            (1,515,283)         (2,315,464)

        Basic and diluted
          loss per share    As reported            (.32)                   (.50)
                            Pro forma              (.35)                   (.57)


       Pro forma net loss reflects only options granted in the years ended December 31, 1999 and 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to August 1, 1994 is not considered.

       At December 31, 1998, the per share weighted-average fair value of stock options granted was $1.53, on the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions: December 31, 1998- expected dividend yield 0%, risk-free interest rate of 4.5%, expected volatility of 84.95%, and an expected life of 7 years.

 (b) In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earning per Share". (SFAS 128), as required, and restated the previously reported earnings per share in conforming with SFAS 128. The new standard specifies the computation, presentation and disclosure requirements for earnings per share.

       Loss per share for the years ended December 31, 1999 and 1998 are as follows (in thousands, except per share amounts):

                                                   December 31,     December 31,
                                                       1999              1998
                                                       ----              ----

        Basic and diluted loss per share

           Net loss                                 $(1,370,254)   $ (2,057,131)
           Weighted average shares outstanding        4,298,284       4,094,992
           Basic and diluted loss per share         $      (.32)   $       (.50)


       Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all dilutive potential common shares outstanding. The options outstanding are not dilutive.

(c) In May 1998, the Company sold 36,000 restricted shares of common stock to certain investors pursuant to a private placement transaction and realized net proceeds of approximately $146,000. The shares of common stock cannot be sold, transferred or assigned for a one-year period. The Company claimed an exemption from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 of Registration D of the Act.

 (d) In August 1999, the Company sold 480,192 shares of Common Stock and a Warrant to purchase 500,000 shares of Common Stock which expires August 2002 (the "Warrant") to certain investors pursuant to a private placement transaction. The Warrant is exercisable at an exercise price of $2.00 per share. The shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrant cannot be sold, transferred, pledged or assigned for a one-year period. The Company claimed exemption from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 of Regulation D. of the Act.

 (6)   Income Taxes

       Components of income tax expense (benefit) are as follows:

                                          December 31,       December 31,

                                              1999               1998
                                              ----               ----
            Federal                                            $ (56,691)
            State and local                $  1,667
                                           ---------
                                           $  1,667            $(56,691)
                                           ==========          =========


       Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:


                                                        December 31,       December 31,
                                                            1999               1998
                                                            ----               ----
       Tax (benefit)
         at Federal statutory rate of 34%              $ (  465,320)        $ (718,699)
       Increase (decrease) in taxes resulting from:
       State and local income taxes, net of
         federal income tax benefit                      (   50,023)           (56,822)
       Nondeductible goodwill amortization                   95,377             95,377
       Other                                                  1,266              2,282
       Change in valuation allowance                        420,367            621,171
                                                      -------------          ---------
       Total                                         $        1,667          $ (56,691)
                                                     ==============          =========

       The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities are as follows:

                                                     1999
                                                     ----
       Deferred tax assets

       Accrued expenses                             $ 308,025
       Stock options                                   95,407
       Film cost write-down                            37,840
       NOLs                                         1,072,429
                                                    ---------
                                                    1,513,701
       Valuation allowance                         (1,427,848)
                                                   ----------
       Net assets                                      85,853
                                                 ------------

       Deferred tax liabilities

       Unrealized gains
       State liabilities                              (85,853)
                                                   ----------
       Net liabilities                                (85,853)
                                                   ----------
       Net tax assets                          $
                                              ===============




       For Federal and State income tax purposes, the Company has unused net operating loss carryforwards of approximately $2,600,000 and 1,800,000, respectively expiring through 2018.

(7)    Related Party Transactions

       Transactions with GP Strategies

       At December 31, 1999, the Company owed GP Strategies, an affiliated company and major stockholder, $99,172 related to the payment of certain expenses of the Company by GP Strategies.

       Transaction with Michael Hammer

       In August 1999, the Company sold 480,192 shares of Common Stock and a Warrant to purchase 500,000 shares of Common Stock which expires August 2002 (the "Warrant") to Hammer International Foundation. Pursuant to a private placement transaction Michael Hammer is the President and CEO of the Hammer International Foundation and is a Director of the Company. The Warrant is exercisable at an exercise price of $2.00 per share. The shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrant cannot be sold, transferred, pledged or assigned for a one-year period. The Company claimed exemption from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 of Regulation D. of the Act.

       Distribution Agreement

       On March 1, 1994, the Company entered into an agreement with Janson Associates whereby Janson Associates (the distributor) was granted sole and exclusive rights to license essentially all the programs of the Company's "Hollywood Collection" for all forms of television and video worldwide. The Hollywood Collection is a series of one-hour motion picture profiles of Hollywood's biggest star, which are aired by a major cable network. The distributor also gained the exclusive right to execute all contracts for the exploitation of these rights. Revenues earned for the years ended December 31, 1999 and 1998 were $162,000 and $320,000, respectively. Included in operating expenses was $60,400 and $112,000, of commissions to Janson Associates incurred in the years ended December 31, 1999 and 1998, respectively. The President of Janson Associates is related to the Company's Chairman through marriage.

(8)    Loan Payable

       On May 27, 1997, the Company entered into an unsecured demand note (the "Note") which provided the Company with borrowings in the principal amount of $150,000, at prime plus 1%, with Fleet Bank, National Association. The Note is payable on demand, but in any event not later than May 27, 2000. As of December 31, 1999, $47,500 had been borrowed under the Note. The Company believes that it will be able to extend the note for an additional period on similar terms and conditions, however there can be no assurance that such loan will be extended.

       On June 3, 1999, the Company entered into an unsecured loan for $1,000,000 at prime plus 1% with City National Bank which matured on October 1, 1999. As of December 31, 1999, $230,000 had been borrowed under the loan and the loan has been extended through June 1, 2000.

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

 (10)  Significant Customers

       Significant customers, exceeding 10% of revenue, were as follows (in percents):

                                               Year ended Year ended
                                             December 31, December 31,

                                             1999                 1998
                                             ----                 ----

       Janson Associates                                           39
       Wayward Son Productions                                     26
       TBS                                    58
       Carlton                                27

As of December 31, 1999, 2 customers represented 55% and 19% of gross accounts receivable.

(11)     Recent Development

         The Company received a letter from the American Stock Exchange ("AMEX") notifying the Company that it has fallen below certain of AMEX's continued listing guidelines because of the Company's recurring losses. The Company attended a meeting with AMEX on November 16, 1999 to discuss its listing eligibility. As a result of this meeting AMEX informed the Company that they would be granted an extension until after the filing of the Company's year- end financial statements to enable the Company to satisfy the listing criteria. The Company is currently preparing a package for presentation to the AMEX. However, there can be no assurance that the Common Stock will not be delisted in the future.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following table sets forth certain information concerning the directors and officers of the Company:

Name                   Age     Position

Gene Feldman           73      Chairman of the Board, President of Wombat
Cary Brokaw            48      President, Chief Executive Officer and Director
Michael Feldman        32      Executive Vice President and Director
Sheri L. Halfon        43      Senior Vice President, Chief Financial
                               Officer, and Director
Doug Rowan             61      Director
Michael Hammer         44      Director

         Gene Feldman has served as Chairman of the Board of the Company and President of Wombat since their respective formations on March 7, 1997. Prior to the Reincorporation, Gene Feldman served as Chairman of the Board of CineMasters and President of the Wombat Division for more than the past five years. Gene Feldman is a Class III Director.

         Cary  Brokaw has  served as  President,  Chief  Executive  Officer  and
Director of the Company since its formation on March 7, 1997. Prior to the Reincorporation, Mr. Brokaw served as President, Chief Executive Officer and Director of CineMasters from September 30, 1996 and Chairman and Chief Executive Officer of Avenue Pictures since its formation in 1991. Mr. Brokaw is a Class III Director.

         Michael Feldman has served as Executive Vice President and Director of the Company since its formation on March 7, 1997. Prior to the Reincorporation, Michael Feldman had served as Executive Vice President and Director of CineMasters from September 30, 1996. Michael Feldman served as an officer of General Physics Corporation from 1991 to 1996 and has been a Director of International Business Development at GP Strategies since 1995. Michael Feldman is a Class II Director.

         Sheri L. Halfon has served as Senior Vice President, Chief Financial Officer and Director of the Company since its formation on March 7, 1997. Prior to the Reincorporation, Ms. Halfon served as Senior Vice President, Chief Financial Officer and Director of CineMasters from September 30, 1996 and Senior Vice President and Chief Financial Officer of Avenue Pictures since its formation in 1991. Ms. Halfon is a Class II Director.

         Doug Rowan served as President and Chief Executive Officer of Corbis Corporation, a company which is building a library of digital images, from April 1994 to July 1997. Prior to his position at Corbis, Mr. Rowan served as Senior Vice President of Worldwide Customer Operations of Ungermann-Bass, Inc., a networking product company, from November 1993 to April 1994, and President of AXS, a software corporation for the new digital content industry, from April 1, 1991 through December 31, 1992. Mr. Rowan is a Class I Director.

         Michael Armand Hammer is Chairman and CEO of The Armand Hammer Foundation and President and CEO of the Hammer International Foundation. Mr. Hammer is Chairman of the Board and President of Hammer Galleries and Knoedler Galleries in New York City. In Los Angeles, he is a director of the Armand Hammer Museum of Art and Cultural Center and a Director of The Armand Hammer United World College of the American West in Montezuma, New Mexico. Mr. Hammer joined Occidental Petroleum Corporation in 1982 and served in various positions in the company's foreign and domestic oil and gas subsidiaries. Prior to joining Occidental, Mr. Hammer worked in the Corporate Finance Department of Kidder Peabody, an investment banking firm in New York. Mr. Hammer is a Class I Director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         The Company believes that during the most recent fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Michael Hammer filed an untimely report on Form 3.

ITEM 10.      EXECUTIVE COMPENSATION

Executive Compensation

         The following table sets forth the aggregate compensation paid or accrued to the Company's executive officers for the services rendered in 1999, 1998, and 1997.

                           SUMMARY COMPENSATION TABLE

                                                                         Long-Term
                                                                       Compensation

                                                                          Awards

                                              Annual Compensation          Stock               All Other

                                             Salary          Bonus        Options            Compensation

Name and Principal Position          Year      ($)            ($)           (#)                   ($)
---------------------------          ----   -------         ------       ---------          ---------

Cary Brokaw                          1999    450,000(1)
President, Chief Executive           1998    450,000            -0-      100,000(2)(3)            --
Officer and Director                 1997    450,000            -0-                               --

Gene Feldman                         1999    150,000
Chairman of the Board,               1998    150,000(4)         -0-       75,000(3)(5)            --
President of Wombat                  1997    150,000            -0-                               --


-------------------
(1) Mr. Brokaw's salary for the year pursuant to his employment agreement was $450,000, of which $100,000 has been deferred by Mr. Brokaw.
(2) Of the 100,000 stock options granted to Mr. Brokaw in 1998, only 80,000 are currently vested.
(3) On December 10, 1998, the Board of Directors of the Company determined to cancel certain options which had an exercise price of $3.00 per share, previously granted to the named executive officers in 1997 and to grant new options at the exercise price of $1.8125 per share, which was the market price on December 10, 1998. The vesting schedule and expiration date remained the same.

(4) Mr. Feldman's salary for the year was $150,000, of which $105,000 has been deferred by Mr. Feldman.

(5) Of the 75,000 stock options granted to Mr. Feldman in 1998, only 60,000 are currently vested.

Option Grants in 1999

No options were granted in 1999 to the named executive officers.

         The following table sets forth information concerning the value of unexercised options as of December 31, 1999 held by the executives named in the Summary Compensation Table above. No options were exercised during 1999.



                AGGREGATED OPTION EXERCISES AT DECEMBER 31, 1999

                           AND YEAR-END OPTION VALUES

                             Number of Securities                   Value of Unexercised
                            Underlying Unexercised                 In-the-Money Options at

                          Options at Fiscal Year End                   Fiscal Year End

Name                  Exercisable (E)/ Unexercisable (U)    Exercisable (E)/ Unexercisable (U)(1)
----                  ----------------------------------    -------------------------------------
Gene Feldman              245,000(E)            30,000(U)       $61,000(E)               $0(U)
Cary Brokaw               300,000(E)           100,000(U)             0(E)                0(U)
Sheri Halfon               60,000(E)            15,000(U)             0(E)                0(U)
----------

(1) Calculated based on the closing price of the Common Stock $.625 as reported by the American Stock Exchange on December 31, 1999.

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

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

         The only persons known by the Board of Directors to be the beneficial owner of more than five percent of the outstanding shares of Common Stock of the Corporation, as of March 15, 2000, are indicated below:

Name and Address                           Amount and Nature        Percent
of Beneficial Owner                    of Beneficial Ownership*     of Class
-------------------                    -----------------------      --------

Cary Brokaw                                 1,731,350(1)               35%
c/o Avenue Pictures, Inc.
11111 Santa Monica Boulevard
Suite 525
Los Angeles, CA 90025

GP Strategies Corporation                   1,067,900                  23%
9 West 57th Street
New York, New York 10019

Gene Feldman                                  426,700(2)                9%
c/o Avenue Entertainment Group, Inc.
9 West 57th Street
Suite 4170
New York, New York 10019

Hammer International Foundation               980,192(3)               19%
2425 Olympic Blvd., Suite140E
Santa Monica,  CA  90404
---------------------
* As used in this Proxy Statement, "beneficial ownership" means the sole shared power to vote, or to direct the voting of the Corporation's Common Stock of the sole or shared investment power with respect to such Common Stock.

(1) Includes vested options to purchase up to 240,000 shares of Common Stock of the Corporation at a price of $1.70 per share, exercisable until September 30, 2006 and vested options to purchase up to 80,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007. Does not include unvested options to purchase up to 60,000 shares of Common Stock of the Corporation at a price of $1.70 per share, exercisable until September 30, 2006 and unvested options to purchase up to 20,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007.

(2) Does not include 17,500 shares of Common Stock of the Corporation and 40,000 vested stock options which are owned by Mr. Feldman's wife, Suzette St. John Feldman, as to which Mr. Feldman disclaims beneficial ownership. Includes vested options to purchase up to 200,000 shares of Common Stock of the Corporation at a price of $0.32 per share, exercisable until August 11, 2000 and vested options to purchase up to 60,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007. Does not include unvested options to purchase up to 15,000 shares of the Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007.

(3) Includes Warrants to purchase 500,000 shares of Common Stock of the Corporation at an exercise price of $2.00 per share until August 9, 2002. Mr. Hammer, a director of the Company, disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in these shares.

          SECURITY OWNERSHIP OF DIRECTORS AND NAMED EXECUTIVE OFFICERS

         The following table sets forth, as of March 15, 2000, beneficial ownership of shares of Common Stock of the Company by each director, each of the named executive officers and all directors and executive officers as a group:

                                Total Number of Shares              Percent of
                                   of Common Stock                    Common

Name                              Beneficially Owned                 Stock(1)
----                              ------------------                 --------

Gene Feldman                            426,700(2)                      9

Cary Brokaw                           1,731,350(3)                     35

Michael Feldman                         197,000(4)(5)                   4

Sheri L. Halfon                          60,100(6)                      1

Doug Rowan                                7,000(7)                      *

Michael Hammer                          980,192 (8)                     9

Directors and Executive               3,402,342(9)                     58
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

(2)      See footnote 2 to Principal Stockholders table.

(3)      See footnote 1 to Principal Stockholders table.

(4) Includes vested options to purchase up to 120,000 shares of Common Stock of the Corporation at a price of $1.70 per share, which option is exercisable until September 30, 2006 and vested options to purchase up to 60,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007. Does not include unvested options to purchase up to 30,000 shares of Common Stock of the Corporation at a price of $1.70 per share, exercisable until September 30, 2006 and unvested options to purchase up to 15,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007.

(5)      Michael Feldman is Gene Feldman's nephew.

(6) Includes vested options to purchase up to 60,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007. Does not include unvested options to purchase up to 15,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007.

(7) Includes vested options to purchase up to 6,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until July 1, 2007. Does not include unvested options to purchase up to 4,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until July 1, 2007.

(8)      See footnote 3 to Principal Stockholders table.

(9) Includes 826,000 shares of Common Stock issuable upon exercise of currently exercisable stock options, and a warrant to purchase 500,000 shares of Common Stock.

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

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transaction With Michael Hammer. In August 1999, the Company sold 480,192 shares of Common Stock and a Warrant to purchase 500,000 shares of Common Stock which expires August 2002 (the "Warrant") to Hammer International Foundation pursuant to a private placement transaction. Michael Hammer is President and CEO of the Hammer International Foundation. The Warrant is exercisable at an exercise price of $2.00 per share. The shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrant cannot be sold, transferred, pledged or assigned for a one-year period.

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

Dated:   April 14, 2000

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


Michael Hammer                 Director

Dated: April 14, 2000

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