Form 10-Q
period 2000-03-31
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2000-05-15
CIK 1023298

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended March 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________to_________________

Commission File Number:                              001-12885
                        --------------------------------------

                        AVENUE ENTERTAINMENT GROUP, INC.
                   -----------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                        95-4622429
---------------------------                          -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                         Identification No.)


11111 Santa Monica Blvd., Suite 525

Los Angeles, California                                   90025
--------------------------------------------          --------------
(Address of principal executive offices)              (Zip Code)

                                 (310) 996-6815
                       ------------------ --------------
              (Registrant's telephone number, including area code)

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


Number of shares outstanding of each of issuer's classes of common stock as of May 4, 2000:

     Common Stock                                       4,589,030

                        AVENUE ENTERTAINMENT GROUP, INC.

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       --------

         Consolidated Condensed Balance Sheets -
         March 31, 2000 (unaudited) and December 31, 1999                  1

         Unaudited Consolidated Condensed Statements of Operations -
         Three Months Ended March 31, 2000 and 1999                        2

         Unaudited Consolidated Condensed Statements of Cash Flows -
         Three Months Ended March 31, 2000 and 1999                        3

         Unaudited Notes to Consolidated Condensed Financial Statements    5

         Management's Discussion and Analysis or Plan of Operation         7

PART II. OTHER INFORMATION

         Signatures                                                       10

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.

                      Consolidated Condensed Balance Sheets

                                            March 31,          December 31,
                                              2000                1999
                                            --------           ----------

                                             (unaudited)

Assets

Cash                                        $    534,231     $         476,198
Accounts receivable                              268,099               652,429
Income tax receivable                             29,703                29,703
Film costs, net                                  949,106               959,850
Property and equipment, net                       67,885                72,664
Goodwill                                       1,823,379             1,893,509
Other assets                                      16,774                18,169
                                             -----------            ----------
Total assets                                $  3,689,177     $       4,102,522
                                               =========             =========


Liabilities and Stockholder's Equity

Accounts payable and accrued expenses       $  1,138,362     $       1,151,045
Deferred income                                  202,278               149,128
Loan payable                                     277,500               277,500
Deferred compensation                            332,206               340,783
Due to related party                              99,172                99,172
                                             -----------           -----------
Total liabilities

Stockholders' equity

Common stock, par value $.01 per share            45,890                45,890
Additional paid-in capital                     6,957,269             6,947,894
Deficit                                       (5,209,813)           (4,755,203)
Treasury Stock                                    (3,687)               (3,687)
Note receivable for common stock                (150,000)             (150,000)
                                                ---------            ----------
Total stockholders' equity                      1,639,659             2,084,894
                                               ----------             ---------
Total liabilities and stockholders'
  equity                                    $   3,689,177     $       4,102,522
                                              ==========             =========

   See accompanying notes to the consolidated condensed financial statements.

                        avenue entertainment group, Inc.

                 Consolidated CONDENSED StatementS of Operations

                                   (unaudited)

                                              Three months        Three months
                                                ended               ended
                                               March 31,           March 31,
                                                 2000                1999
                                              -----------          ----------


Operating revenues                            $     99,926         $    177,669
                                                ----------           ----------

Costs and expenses:
Film production costs                               51,383               66,826
Selling, general and administrative expenses       503,025              471,069
                                                ----------           ----------
Total costs and expenses                           554,408              537,895
                                                ----------           ----------

Unrealized gain on trading securities                    0               30,268
Gain on sale of investments                                              24,480
                                              --------------        -----------
                                                         0

Loss before income tax                            (454,482)            (305,478)

Income tax expense                                      128               2,001
                                              -------------        ------------

Net loss                                       $   (454,610)       $   (307,479)
                                                ===========           ==========

Basic and diluted loss per common stock        $       (.10)               (.07)
                                                      =====                =====





   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

                                   (unaudited)

                                                                                 Three months        Three months
                                                                                    ended               ended
                                                                                  March 31,           March 31,
                                                                                       2000                1999
                                                                                  -------------       ----------


Cash flows from operating activities:

   Net loss                                                                   $       (454,610)   $        (307,479)
Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
   Depreciation                                                                          6,043                6,124
   Amortization - film production costs                                                 23,321               60,396
   Amortization - goodwill                                                              70,130               70,130
   Gain on sale of investments                                                               0              (24,480)
   Unrealized gain on trading securities                                                     0              (30,268)
   Proceeds from sale of marketable securities                                               0              142,574
   Deferred compensation                                                                (8,577)              38,500
   Stock compensation                                                                    9,375                9,375
   Changes in assets and liabilities which affect net income:
       Accounts receivable                                                             384,330               29,896
       Film costs                                                                      (12,577)             (18,373)
       Other assets                                                                      1,395               (6,488)
       Accounts payable and accrued expenses                                           (12,683)             (10,848)
       Deferred income                                                                  53,150                    0
       Due to related party                                                                                   4,996
                                                                                  --------------       ------------
                                                                                             0

           Net cash used in operating activities                                        59,297              (35,945)

Cash flows from investing activities:

       Purchase of equipment                                                            (1,264)              (1,231)
                                                                                   ------------         -----------

           Net cash used in investing activities                                        (1,264)              (1,231)
                                                                                   ------------         ------------



   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                                   (unaudited)

                                               Three months        Three months
                                                  ended               ended
                                                March 31,           March 31,
                                                     2000                1999
                                                -------------      ----------


     Net increase (decrease) in cash                 58,033            (37,176)

Cash at beginning of year                            476,198            427,240
                                                     -------         ----------

Cash at end of period                          $     534,231       $    390,064
                                                  ==========         ==========

Supplemental cash flow information:
 Cash paid during the year for:

     Interest                                  $         403       $      2,707
                                                  ==========       ============
     Income taxes                              $         128       $      2,001
                                                  ==========       ============






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



         Generally, theatrical films are first distributed in the theatrical and home video markets. Subsequently, theatrical films are made available for worldwide television network exhibition or pay television, television syndication and cable television. Generally, television films are first licensed for network exhibition and foreign syndication or home video, and subsequently for domestic syndication on cable television. The revenue cycle generally extends 7 to 10 years on film and television product.

Basis of presentation

         The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2000, the results of operations and its cash flows for the three months ended March 31, 2000 and 1999 have been included. The results of operations for the interim period are not necessarily indicative of results, which may be realized for the full year.

                        AVENUE ENTERTAINMENT GROUP, INC.

                                   (Unaudited)

2.       Film costs

         Film costs consist of the following:

                                                    March 31,       December 31,
                                                       2000             1999
                                                    --------        ------ ----

In process or development                           $ 280,700       $   267,404
Released, net of accumulated amortization             668,406           692,446
                                                    ----------        ---------
  of $16,364,798 and $16,341,477, respectively        949,106       $   959,850
                                                    ==========       ==========


3.       Loan payable

       On May 27, 1997, the Company entered into an unsecured demand note (the "Note") which provided the Company with borrowings in the principal amount of $150,000, at prime plus 1%, with Fleet Bank, National Association. The Note is payable on demand, but in any event not later than May 27, 2000. As of March 31, 2000, $47,500 had been borrowed under the Note. The Company believes that it will be able to extend the note for an additional period on similar terms and conditions, however there can be no assurance that such loan will be extended.

       On June 3, 1999, the Company entered into an unsecured loan for $1,000,000 at prime plus 1% with City National Bank which matured on October 1, 1999. As of March 31, 2000 $230,000 had been borrowed under the loan of which $80,000 was prepaid on April 3, 2000 and the loan has been extended through June 1, 2000.

Item 2.  MANAGEEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Company's consolidated condensed financial statements and related notes thereto.

Liquidity and Capital Resources

         At March 31, 2000, the Company had approximately $534,000 of cash. Revenues have been insufficient to cover costs of operations for the quarter ended March 31, 2000. The Company has a working capital deficiency and has an accumulated deficit of $5,210,000 through March 31, 2000. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated April 12, 2000 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

Results of Operations

         For the quarter ended March 31, 2000, the Company had a loss before income taxes of approximately $454,000 compared to a loss of $305,000 for the quarter ended March 31, 1999. The loss for the period was primarily the result of reduced revenues earned as well as a small increase in selling, general and administrative expense. Included in the quarter ended March 31, 1999 was 30,268 and 24,480, respectively of unrealized gains on trading securities and gains on sales of investments, both relating to the common stock of GP Strategies Corporation.

Revenues

         Revenues for the three months ended March 31, 2000 were approximately $100,000 compared to $178,000 for the three months ended March 31, 1999. The revenues earned in 2000 were derived from the licensing of rights of the "Hollywood Collection" in secondary markets through Janson Associates. In addition, the Company received a nonrefundable $50,000 in supervisory development fees related to the setup of two motion pictures with a third party financier. The revenues earned in 1999 were derived from the sale of the domestic rights to "Betty Buckley, In Performance and In Person" to the Bravo Cable network for $50,000, as well as licensing of rights of the "Hollywood Collection" in secondary markets. In addition, the Company received a $44,000 production fee in 1999, relating to the motion picture "Wayward Son".

Film production costs

         Film production costs for the three months ended March 31, 2000 were $51,000 compared to $67,000 for the three months ended March 31, 1999 and included additional costs of $25,000 associated with the "Timeshifters."

Selling, General and Administrative

         Selling, general and administrative (S,G&A) expenses for the three months ended March 31, 2000 were $503,000 compared to $471,000 for the three months ended March 31, 1999. The increased in S,G&A during 2000 is the result of salary expenses which were covered by a production during the three months ended March 31, 1999.

Recent Accounting Developments

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has adopted SFAS No. 133 by January 1, 2000. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on the consolidated financial statements.

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

                                 March 31, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                        AVENUE ENTERTAINMENT GROUP, INC.

DATE:             May 15, 2000          BY:      Gene Feldman
                                                 Chairman of the Board

DATE:             May 15, 2000          BY:      Cary Brokaw
                                                 President and Chief Executive
                                                 Officer, Director

DATE:             May 15, 2000          BY:      Sheri L. Halfon
                                                 Senior Vice President,
                                                 Chief Financial Officer