Form 10QSB
period 2000-06-30
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2000-08-14
CIK 1023298

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended June 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                            to
                               ------------------------------------------------

Commission File Number:                            001-12885
                        --------------------------------------------------------

                        AVENUE ENTERTAINMENT GROUP, INC.
                   -------- --------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

        Delaware                                              95-4622429
-----------------------------                             -----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                              Identification No.)


11111 Santa Monica Blvd., Suite 525

Los Angeles, California                                          90025
--------------------------------------------              ------------
(Address of principal executive offices)                      (Zip Code)

                                 (310) 996-6815
                         --------------- --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period) that the Registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X                                  No ______
                          ---------

Number of shares outstanding of each of issuer's classes of common stock as of August 1, 2000:

    Common Stock                                              4,589,030

                        AVENUE ENTERTAINMENT GROUP, INC.

                                Table of Contents

PART I.     FINANCIAL INFORMATION                                   Page No.


           Consolidated Condensed Balance Sheets -
           June 30, 2000 (unaudited) and December 31, 1999             1

           Unaudited Consolidated Condensed Statements of
           Operations -Three Months and Six Months Ended
           June 30, 2000 and 1999                                      2

           Unaudited Consolidated Condensed Statements of
           Cash Flows- Six Months Ended June 30, 2000 and 1999         3

           Unaudited Notes to Consolidated Condensed Financial
           Statements                                                   5

           Management's Discussion and Analysis or Plan of
           Operation                                                    7

PART II.   OTHER INFORMATION

           Signatures                                                  10

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.

                      Consolidated Condensed Balance Sheets

                                              June 30,       December 31,
                                                 2000               1999
                                               -----           ----------
                                                2000
                                             (unaudited)

Assets

Cash                                      $      280,709     $     476,198
Accounts receivable                              253,766           652,429
Income tax receivable                             29,703            29,703
Film costs, net                                  917,558           959,850
Property and equipment, net                       61,843            72,664
Goodwill                                       1,753,249         1,893,509
Other assets                                       16,172           18,169
                                              -----------       ----------
Total assets                              $    3,313,000     $   4,102,522
                                               =========         =========


Liabilities and Stockholder's Equity

Accounts payable and accrued expenses     $    1,165,888     $   1,151,045
Deferred income                                  202,278           149,128
Loan payable                                     197,500           277,500
Deferred compensation                            425,552           340,783
Due to related party                              99,172            99,172
                                              -----------       -----------
Total liabilities                          $    2,090,390    $   2,017,628


Stockholders' equity

Common stock, par value $.01 per share             45,890            45,890
Additional paid-in capital                      6,966,644         6,947,894
Accumulated deficit                            (5,636,237)       (4,755,203)
Treasury stock                                     (3,687)
Note receivable for common stock                 (150,000)         (150,000)
                                                 ---------       ------------
Total stockholders' equity                      1,222,610         2,084,894
                                               ----------        ----------
Total liabilities and stockholders'
 equity                                    $    3,313,000     $   4,102,522
                                               ==========        ==========


   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                                  Three months                   Six Months
                                                 ended June 30,                ended June 30,
                                                 --------------                --------------
                                                 2000          1999           2000           1999
                                                  ----          ----           ----           ----

Operating revenues                         $    149,009      $ 198,736      $ 248,935      $ 376,405
                                               --------       --------       -------

Cost and expenses:
  Film production costs                           84,682        54,746        136,065        121,572
  Selling, general & administrative

     expenses                                    489,820       505,320        992,845        976,389
                                          -----------------------------------------------------------

       Total costs and expenses                  574,502       560,066      1,128,910      1,097,961
                                          -----------------------------------------------------------

Unrealized gain(loss) on trading                       0       (93,556)             0        (63,288)
Gain(loss) on sale of investments                      0        (9,477)             0         15,003
                                          -----------------------------------------------------------

Loss before income tax                          (425,493)     (464,363)      (879,975)      (769,841)

Income tax benefit                                   931           716          1,059          2,717
                                          -----------------------------------------------------------

Net loss                                   $  (426,424)      $ 465,079)    $ (881,034)     $(772,558)

                                          ===========================================================

Basic and diluted loss per common stock        $ (0.09)        $ (0.11)       $ (0.19)       $ (0.19)
                                          ===========================================================





   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)
                                   (unaudited)


                                                                    Six months     Six months
                                                                         ended          ended
                                                                       June 30,       June 30,
                                                                          2000           1999

Cash flows from operating activities:

  Net loss                                                      $     (881,034)  $     (772,558)
Adjustments to reconcile net loss to net cash used for
  Depreciation                                                          12,085           12,257
  Amortization - film production costs                                 101,541          118,080
  Amortization - goodwill                                              140,260          140,260
   Loss on sale of fixed assets                                              0              465
   Proceeds from sale of marketable securities                               0            1,360
  Gain on sale of investments                                                0          (15,003)
  Unrealized gain on trading securities                                      0           63,288
  Proceeds from sale of marketable securities                                0          229,901
  Deferred compensation                                                 84,769           62,500
  Stock compensation                                                    18,750           18,750
  Changes in assets and liabilities which affect net income:
      Accounts receivable                                              398,663           28,091
      Film costs                                                       (59,249)        (119,355)
      Other assets                                                       1,997           (4,288)
      Accounts payable and accrued expenses                             14,843          113,332
      Deferred income                                                   53,150                0
      Income Taxes                                                           0              305
      Due to related party                                                   0            14,996
                                                                    --------------       ------

         Net cash used for operating activities                       (114,225)        (107,619)

Cash flows from investing activities:
      Purchase of equipment                                             (1,264)          (1,264)

         Net cash used for investing activities                         (1,264)          (3,056)
                                                                        -------          -------



   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                 CONSOLIDATED CONSENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                 Six months         Six months
                                                     ended            ended
                                                   June 30,          June 30,
                                                       2000              1999
                                                 ---------------  ------ ----

Cash flows from financing activities:

    Repayment of long-term debt                  $ (80,000)       $        -

      Net cash used for financing activities        (80,000)               0

      Net decrease in cash                          (195,489)        (110,675)

Cash at beginning of year                        $   476,198       $   472,240
Cash at end of period
                                                 $   280,709       $   316,565
                                                     =======           =======
Supplemental cash flow information:
  Cash paid during the year for:
    Interest expense                             $     2,008       $     4,432
                                                     =======             =====
    Income taxes                                 $     1,059       $     2,717
                                                     =======             =====








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

Basis of presentation

        The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2000, the results of operations for the three and six months and its cash flows for the six months ended June 30, 2000 and 1999 have been included. The results of operations for the interim period are not necessarily indicative of results, which may be realized for the full year.

                        AVENUE ENTERTAINMENT GROUP, INC.

                                   (Unaudited)

2.      Film costs

        Film costs consist of the following:

                                                      June 30,      December 31,
                                                         2000             1999
                                                      ------         ------ ----

In process or development                          $  331,798   $      267,404
Released, net of accumulated amortization             585,760          692,446
                                                     --------       ----------
 of $16,443,019 and $16,341,477, respectively      $  917,558   $      959,850
                                                     ========       ==========


3.      Loan payable

        On May 27, 1997, the Company entered into an unsecured demand note (the "Note") which provided the Company with borrowings in the principal amount of $150,000, at prime plus 1%, with Fleet Bank, National Association. The
      Note is payable on demand and as of June 30, 2000, $47,500 had been borrowed under the Note.

        On June 3, 1999, the Company entered into an unsecured loan for $1,000,000 at prime plus 1% with City National Bank which matured on October 1, 1999. As of June 30, 2000 $150,000 had been borrowed under the loan and the loan has been extended through September 1, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        The following discussion and analysis should be read in conjunction with the Company's consolidated condensed financial statements and related notes thereto.

Liquidity and Capital Resources

        At June 30, 2000, the Company had approximately $281,000 of cash. Revenues have been insufficient to cover costs of operations for the quarter ended June 30, 2000. The Company has a working capital deficiency and has an accumulated deficit of $5,636,000 through June 30, 2000. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated April 12, 2000 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

Results of Operations

        For the quarter and six months ended June 30, 2000, the Company had a loss before income taxes of approximately $425,000 and $880,000 compared to a loss of $464,000 and $770,000 for the quarter and six months ended June 30, 1999. The loss for the period was primarily the result of reduced revenues earned.

Revenues

        Revenues for the three months ended June 30, 2000 were approximately $149,000 compared to $199,000 for the three months ended June 30, 1999. The
Revenues earned during the three and six months ended June 30, 2000 were primarily derived from the licensing of rights of the "Hollywood Collection" in secondary markets through Janson Associates. In addition, the Company received a nonrefundable $50,000 in supervisory development fees related to the setup of two motion pictures with a third party financier. The revenues earned in 1999 were derived from producer fees including $95,000 and $50,000 related to "Wayward Son" and "Time Shifters", respectively and the sale of the domestic rights to "Betty Buckley, In Performance and In Person" to the Bravo Cable network for $50,000, as well as licensing of rights of the "Hollywood Collection" in secondary markets.

        Revenues for the six months ended June 30, 2000 were approximately $249,000 compared to $376,000 for the six months ended June 30, 1999.

Film production costs

        Film production costs for the three months ended June 30, 2000 were $85,000 compared to $55,000 for the three months ended June 30, 1999 and included additional costs of $25,000 associated with the "Timeshifters."

Selling, General and Administrative

        Selling, general and administrative (S,G&A) expenses for the three months ended June 30, 2000 were $490,000 compared to $505,000 for the three months ended June 30, 1999. Selling, general and administrative (S,G&A) expenses for the six months ended June 30, 2000 were $993,000 compared to $976,000 for the six months ended June 30, 1999.

Recent Accounting Developments

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement as amended by SFAS 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133, when effective, which is currently anticipated to be by January 1, 2001. The Company is still evaluating its position with respect to the use of derivative instruments.

         FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees". With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company does not believe that the implementations of FIN No. 44 will have a significant effect on its results of operations.

         In December 1999, the SEC issued Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101, amended by SAB No. 101A issued on March 24, 2000, requires registrants to adopt the accounting guidance contained therein by no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. On June 26, 2000, the SEC issued SAB No. 101B which postponed the implementation of SAB No. 101 until the quarter beginning October 1, 2000. The Company is currently assessing the financial impact of complying with SAB No. 101 and has not yet determined whether applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

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

                                  June 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                            AVENUE ENTERTAINMENT GROUP, INC.

DATE:          August 14, 2000              Gene Feldman
                                            Chairman of the Board





DATE:          August 14, 2000               Cary Brokaw
                                             President and Chief Executive
                                             Officer, Director




DATE:          August 14, 2000               Sheri L. Halfon
                                             Senior Vice President,
                                             Chief Financial Officer