Form 10QSB
period 2000-09-30
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2000-11-14
CIK 1023298

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended September 30, 2000

                                       or

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

                           Yes     X                           No ______
                              ---------

Number of shares outstanding of each of issuer's classes of common stock as of November 13, 2000:

     Common Stock                                             4,591,030

                        AVENUE ENTERTAINMENT GROUP, INC.

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       --------

         Consolidated Condensed Balance Sheets -
         September 30, 2000 (unaudited) and December 31, 1999              1

         Unaudited Consolidated Condensed Statements of Operations -       2
         Three Months and Nine Months Ended September 30, 2000 and 1999

         Unaudited Consolidated Condensed Statements of Cash Flows -       3
         Nine Months Ended September 30, 2000 and 1999

         Unaudited Notes to Consolidated Condensed Financial Statements    5

         Management's Discussion and Analysis or Plan of Operation         7

PART II. OTHER INFORMATION

                  Signatures                                              10

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.

                      Consolidated Condensed Balance Sheets

                                                  September 30,     December 31,
                                                      2000               1999
                                                   (unaudited)

Assets

Cash                                         $       170,386      $     476,198
Accounts receivable                                  313,069            652,429
Income tax receivable                                 29,703             29,703
Film costs, net                                      714,477            959,850
Property and equipment, net                           58,256             72,664
Goodwill                                           1,683,119          1,893,509
Other assets                                          16,351             18,169
                                                 -----------         ----------
Total assets                                 $     2,985,361      $   4,102,522
                                                   =========          =========


Liabilities and Stockholder's Equity

Accounts payable and accrued expenses        $     1,047,056      $   1,151,045
Deferred income                                      143,301            149,128
Loan payable                                               0            277,500
Deferred compensation                                468,899            340,783
Due to related party                                 147,046             99,172
                                                  ----------        -----------
Total liabilities                                  1,806,302          2,017,628
                                                   ---------        -----------

Stockholders' equity

Common stock, par value $.01 per share                45,910             45,890
Additional paid-in capital                         6,976,639          6,947,894
Accumulated deficit                               (5,689,803)        (4,755,203)
Treasury stock                                        (3,687)            (3,687)
Note receivable for common stock                    (150,000)          (150,000)
                                                    ---------       ------------
Total stockholders' equity                         1,179,059          2,084,894
                                                  ----------         ----------
Total liabilities and stockholders' equity   $     2,985,361      $   4,102,522
                                                  ==========         ==========

   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                               Three months                         Nine Months
                                                             ended September 30,                  ended September 30,
                                                            2000              1999                2000           1999
                                                            ----              ----                ---- -         ----

Operating revenues                                  $    621,504     $    2,876,475          $   870,439      $  3,252,880
                                                   --------------    ---------------         -----------      ------------

Cost and expenses:
  Film production costs                                  131,149          2,685,878              267,214           2,807,450
  Selling, general & administrative
     expenses                                            539,758            422,186            1,532,603           1,398,575
                                                   --------------------------------------------------------------------------

       Total costs and expenses                          670,907          3,108,064            1,799,817           4,206,025
                                                   --------------------------------------------------------------------------

Unrealized gain(loss) on trading securities                    0             17,580                    0             (45,708)
Gain(loss) on sale of investments                              0                  0                    0              15,003
                                                   --------------------------------------------------------------------------

Loss before income tax                                   (49,403)          (214,009)            (929,378)           (983,850)

Income tax expense (benefit)                               4,163             (1,837)               5,222                 880
                                                   ------------------------------------------------------------------------

Net loss                                            $    (53,566)     $    (212,172)         $  (934,600)      $    (984,730)
                                                   ==========================================================================

Basic and diluted loss per common stock             $      (0.01)     $       (0.05)         $     (0.20)      $       (0.23)

                                                   ==========================================================================





   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED Consolidated CONDENSED StatementS of Cash Flows



                                                                 Nine months             Nine months
                                                                   ended                    ended
                                                                 September 30,           September 30,
                                                                     2000                   1999

Cash flows from operating activities:

   Net loss                                                      $   (934,600)         $  (984,730)
Adjustments to reconcile net loss to net cash used for
   operating activities:
   Depreciation                                                         18,246               18,349
   Amortization - film production costs                                248,142            2,770,391
   Amortization - goodwill                                             210,390              210,390
   Loss on sale of fixed assets                                              0                  465
   Proceeds from sale of marketable securities                               0                1,360
   Gain on sale of investments                                               0              (15,003)
   Unrealized gain on trading securities                                     0               45,708
   Proceeds from sale of marketable securities                               0              229,901
   Deferred compensation                                               128,116              325,250
   Stock compensation                                                   28,125               28,125
   Changes in assets and liabilities which affect net income:
       Accounts receivable                                             339,360             (486,454)
       Film costs                                                       (2,769)          (3,824,375)
       Other assets                                                      1,818               11,294
       Accounts payable and accrued expenses                          (103,989)              (8,754)
       Deferred income                                                  (5,827)             700,000
       Income Taxes                                                          0               25,297
       Due to related party                                             47,874                6,691
                                                                  ------------          -----------

           Net cash used for operating activities                      (25,114)            (946,095)

Cash flows from investing activities:

       Purchase of equipment                                            (3,838)              (3,056)
                                                                   ------------         -----------

           Net cash used for investing activities                       (3,838)              (3,056)
                                                                   ------------         ------------



   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED CONSOLIDATED CONDENSE STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                  Nine months           Nine months
                                                                                     ended                 ended
                                                                                 September 30,           September 30,
                                                                                      2000                  1999


Cash flows from financing activitied
     Sale of common stock                                                     $            640      $        500,000
     Proceeds from issuance of short term debt                                               0               715,000
     Repayment of long-term debt                                                      (277,500)              (48,006)
                                                                                      ---------              --------

                 Net cash (used for) provided by financing activities                 (276,860)            1,166,994

                 Net (decrease) increase in cash                                      (305,812)              217,843

Cash at beginning of year                                                              476,198               427,240
                                                                                  ------------           -----------

Cash at end of period                                                         $        170,386      $        645,083
                                                                                  ================       ===========
Supplemental cash flow information:
   Cash paid during the period for:

     Interest expense                                                         $          3,598      $          7,661
                                                                                  ============          ============
     Income taxes                                                             $          5,222      $          2,717
                                                                                  ============          ============






     See accompanying notes to consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

         UNAUDITED Notes to Consolidated CONDENSED financial Statements

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

Basis of presentation

         The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2000, the results of operations for the three and nine months and its cash flows for the nine months ended September 30, 2000 and 1999 have been included. The results of operations for the interim period are not necessarily indicative of results, which may be realized for the full year.

                        AVENUE ENTERTAINMENT GROUP, INC.

   UNAUDITED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)





2.       Film costs

         Film costs consist of the following:

                                                   September 30,   December 31,
                                                        2000            1999

In process or development                          $     285,404   $  267,404
Released, net of accumulated amortization                429,073      692,446
  of $16,589,619 and $16,341,477, respectively
       Film costs, net                             $     714,477   $  959,850



3.        Loan Payable

          On May 27, 1997, the Company entered into an unsecured demand note (the "Note") which provided the Company with borrowings in the principal amount of $150,000, at prime plus 1% with Fleet Bank, National Association. The balance of $47,500 at June 30, 2000 was paid in full in August 2000.

          On June 3, 1999, the Company entered in to an unsecured loan for $1,000,000 at prime plus 1% with City National Bank which matured on October 1, 1999 and was extended through September 1, 2000. The balance of $150,000 at June 30, 2000 was paid in full in August 2000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the Company's consolidated condensed financial statements and related notes thereto.

Liquidity and Capital Resources

         At September 30, 2000, the Company had approximately $170,000 of cash. Revenues have been insufficient to cover costs of operations for the quarter ended September 30, 2000. The Company has a working capital deficiency and has an accumulated deficit of $5,690,000 through September 30, 2000. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated April 12, 2000 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

Results of Operations

         For the quarter and nine months ended September 30, 2000, the Company had a loss before income taxes of approximately $49,000 and $929,000 compared to a loss of $214,000 and $984,000 for the quarter and nine months ended September 30, 1999. The reduced loss for the period was primarily the result of less revenues earned offset by a decrease in Film Production costs. Film Production costs for 1999 included the amortization of the production costs for "The Timeshifters."

Revenues

         Revenues for the three and nine months ended September 30, 2000 were approximately $622,000 and $870,000 compared to $2,876,000 and $3,253,000 for the three and nine months ended September 30, 1999. The Revenues earned during the three and nine months ended September 30, 2000 were primarily derived from the licensing of rights of the "Hollywood Collection" in secondary markets through Janson Associates, from producer and development fees for the HBO project, "Wit", and from the licensing of "David Copperfield" to Bravo. In addition, the Company received $50,000 in nonrefundable supervisory development fees related to the setup of two motion pictures with a third party financier. The revenues earned in 1999 were primarily derived from delivery to TBS of the "The Timeshifters."

Film production costs

         Film production costs for the three months ended September 30, 2000 were $131,000 compared to $2,686,000 for the three months ended September 30, 1999. The Film Production costs for the three months ended September 30, 1999 primarily represent the cost associated with the delivery of "The Timeshifters" to TBS.

Selling, General and Administrative

         Selling, general and administrative (S,G&A) expenses for the three months ended September 30, 2000 were $540,000 compared to $422,000 for the three months ended September 30, 1999. Selling, general and administrative (S,G&A) expenses for the nine months ended September 30, 2000 were $1,533,000 compared to $1,399,000 for the nine months ended September 30, 1999. The increase for the three and nine month periods are primarily attributable to increased commission on sales of the "Hollywood Collection" as well as professional fees in connection with the Company's efforts to raise additional financing.

Recent Accounting Developments

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement as amended by SFAS 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133, effective January 1, 2001.

         FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees". With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The implementation of this standard did not have a significant effect on our results of operations.

            In December 1999, the SEC issued Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101, amended by SAB No. 101A issued on March 24, 2000, requires registrants to adopt the accounting guidance contained therein by no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. On June 26, 2000, the SEC issued SAB No. 101B which postponed the implementation of SAB No. 101 until the fourth quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

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

                               September 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                        AVENUE ENTERTAINMENT GROUP, INC.




DATE:          November 14, 2000           BY:  Gene Feldman
                                                Chairman of the Board



DATE:          November 14, 2000           BY:  Cary Brokaw
                                                President and Chief Executive
                                                Officer, Director



DATE:          November 14, 2000           BY:  Sheri L. Halfon
                                                Senior Vice President,
                                                   Chief Financial Officer