Form 10KSB
period 2000-12-31
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2001-04-11
CIK 1023298

2

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-KSB

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 2000

                                       OR

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission File Number 001-12885

                       AVENUE ENTERTAINMENT GROUP, INC.
                (Name of Small Business Issuer in its charter)


            Delaware                                     95-4622429
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

11111 Santa Monica Blvd., Suite 525, Los Angeles, CA              90025
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:        (310) 996-6800

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

State issuer's revenues for its most recent fiscal year.   $974,180

As of March 30, 2001, the aggregate market value of the voting and non-voting common equity, held by non-affiliates (assuming for this calculation only that all officers and directors are affiliates) was approximately $419,101 based on the closing price of the Common Stock on the American Stock Exchange on March 30, 2000.

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

Class                                            Outstanding at March 30, 2001
Common Stock, par value $.01 per share                 5,371,030 shares

DOCUMENTS INCORPORATED BY REFERENCE:                              NONE

                               TABLE OF CONTENTS

                                                              Page
PART I

      Item 1. Description of Business............................2

      Item 2. Description of Property...........................17

      Item 3. Legal Proceedings.................................17

      Item 4. Submission of Matters to a Vote of
              Security Holders..................................17

PART II

      Item 5. Market for the Registrant's Common Equity
              and Related Stockholder Matters...................18

      Item 6. Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....18

      Item 7. Financial Statements..............................23

      Item 8. Changes In and Disagreements with Accountants
              on Accounting and Financial Disclosure............42

PART III

      Item 9. Directors, Executive Officers, Promoters
              and Control Persons; Compliance with
              Section 16(a) of the Exchange Act.................43

      Item 10.Executive Compensation............................45

      Item 11.Security Ownership of Certain
              Beneficial Owners and Management..................48

      Item 12.Certain Relationships and Related
              Transactions......................................51

      Item 13.Exhibits and Reports on Form 8-K..................53

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

Organization

      Avenue Entertainment Group, Inc. (the "Company") was originally called Wombat Productions when it was founded in 1969 by Gene Feldman and his wife, Suzette St. John Feldman. Pursuant to the Business Combination described below, the Company acquired Avenue Pictures from Cary Brokaw. At the time of this acquisition, the Company's name was changed to Avenue Entertainment Group. Prior to the Business Combination, the Company's primary focus had been the production of one-hour profiles of Hollywood Stars. The Company is an independent entertainment company that produces feature films, television films, series for televisions, made-for-television/cable movies and one-hour-profiles of Hollywood stars both domestically and internationally.

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

General

      Mr. Brokaw has extensive experience in the motion picture industry. He began his career in the marketing department at Twentieth Century Fox. He also served as executive vice president at Cineplex Odeon and was president and chief executive officer of Island Pictures. Mr. Brokaw has particular experience in producing and releasing modestly budgeted independent films which appeal to the more sophisticated theatergoer. He has enjoyed success with such films as Choose Me, El Norte, Kiss of the Spider Woman, The Trip to Bountiful, Mona Lisa and

Spike Lee's first film, She's Gotta Have It. Mr. Brokaw is responsible for the production and release of Gus Van Sant's Drugstore Cowboy, James Foley's After Dark, My Sweet, Michael Lindsay-Hogg's The Object of Beauty, Jane Campion's Sweetie, and Jim Sheridan's The Field. Mr. Brokaw was the producer of Robert Altman's The Player, the celebrated and successful comedy which was nominated for five Academy awards, including Best Picture. Mr. Brokaw also produced Robert Altman's Short Cuts, which was nominated for several Academy Awards. Mr. Brokaw also produced Restoration, the Academy-Award winning and critically acclaimed epic adventure directed by Michael Hoffman and released by Miramax Films. In 1996, Mr. Brokaw produced Sony Pictures' Voices from a Locked Room, directed by Malcolm Clarke and starring Jeremy Northam. In February 1998, the Company completed Finding Graceland starring Harvey Keitel, Johnathan Schaech, and Bridget Fonda, which was fully financed by Largo Entertainment Corp., a wholly owned subsidiary of JVC Entertainment, Inc. All domestic rights to the picture were licensed to the Columbia/TriStar Motion Picture Group and Largo licensed the picture internationally. In 1999, the Company completed Wayward Son starring Harry Connick, Jr., Pete Postlethwaite, Patricia Clarkson and Vanessa Shaw. Financed by way of an insurance backed bank loan, the Company has no financial exposure with respect to the film's success. Subject to the bank's first position lien, the Company holds the copyright to the film in perpetuity. The Company is in the process of licensing the distribution rights to the film.

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

      The Company has recently concluded a three year non-exclusive multiple co-financing agreement with Intermedia. Intermedia is one of the pre-eminent foreign sales companies in the film industry. Intermedia has co-financed and licensed such films as Sliding Doors, Hilary and Jackie, Woody Allen's Sweet and Lowdown, The Wedding Planner and the upcoming K-19 starring Harrison Ford. The agreement provides Avenue with favorable distribution terms for its films in the international market, co-financing for its feature films providing for co-ownership of the copyright of most films, favorable producing fees and funding for the film development expenses of projects undertaken with Intermedia.

      Current feature film projects of the Company with Intermedia include the following titles: Mindhunters, Original Sin and Phobic.

      The Company is scheduled to produce Mindhunters which would be co-financed and licensed internationally by Intermedia. Written by Wayne Kramer and Kevin Brodbin, the story concerns a serial killer amidst the most elite unit of the FBI. The Company hopes to commence production in August 2001.

      Original Sin is a highly suspenseful thriller written by William Brown and Antonella Osborne about a celebrated defense attorney whose life is turned upside down when he is perfectly framed for his ex-wife's murder. The Company hopes to commence production late this year or early 2002.

      Phobic is a highly charged and terrifying thriller written by Chris Bertolet about a former New York homicide detective drawn back into the search for a serial killer who kills his victims based on their worst feat. Intermedia will co-finance the film and license it internationally. The Company is currently in negotiations with a potential director. The Company hopes to commence production in early 2002.

      Although the Company continues to pursue vigorously the development and/or production of these projects, there can be no assurance that each project will be produced within the indicated time frame and budget due to the contingencies of securing talent, financing, and distribution.

      The Company also has approximately 20 feature film projects currently in development including Easy Money Blues, The Judge, The Moveigoer, Everybody Was So Young (USA Films) and The Last Good Feeling. However, no assurance can be given as to when or if any of these projects will be completed.

      The Company has optioned the original screenplay Easy Money Blues by John Cork, a provocative and sweeping serio-comic drama set against the excesses of the late 80's. Keith Gordon (Midnight Clear, Mother Night and his most recent project Waking the Dead) is attached to direct. Casting efforts are underway and the Company hopes to commence production in late 2001 or early 2002.

      The Company is also developing The Judge, an original screenplay by Gustave Reiniger, about a New Orleans attorney recruited to a Federal judgeship only to find himself a target in the massive corruption surrounding a gaming empire. The Company hopes to commence production in 2002.

      TriStar Pictures has financed the development of a film based upon the acclaimed Walker Percy novel, The Moviegoer. Terrence Malick, director of
Badlands, Days of Heaven and The Thin Red Line, has written the screenplay. TriStar has placed this project in turnaround and the Company is in discussions with several potential directors and two other studios to finance the film.

      Everybody Was So Young, based on the book by Amanda Vaille (Six Degrees of Separation) and adapted by the celebrated screenwriter/playwright John Guare, is in development with USA Films. The Company has submitted the screenplay to potential directors and hopes to commence production in 2002.

      The Last Good Feeling is an original screenplay by Peter Elkoff which will be directed by James Merendino. The Company is currently casting and in negotiation with several companies to finance the film. Production is expected to commence late this year.

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

      In 1999 the Company produced The Timeshifters as an original two-hour movie for TBS Superstation, which premiered in October 1999. Avenue owns the film copyright and has licensed the film internationally through Carlton International.

      The Company has recently completed post production of a cable television movie based on this year's Pulitzer Prize winning play Wit written by Margaret Edson for HBO. Directed by the acclaimed and Academy Award winning director Mike Nichols, Wit stars Emma Thompson and Christopher Lloyd. The movie premiered on HBO in March 2001.

      With HBO, the Company is developing a two-hour movie based on Stiffed, the
acclaimed  book  by  Susan  Faludi,   which  chronicles  the  state  of  men  in
contemporary America.

      The Company intends to produce a six hour cable mini-series Angels in America, based on the Pulitzer Prize and Tony Award winning play by Tony Kushner. The Company is in discussions with a potential director and several major actors, including Al Pacino have expressed ongoing interest to star in the motion picture. Developed at New Line Cinema, the Company is now negotiating with HBO with respect to financing the mini-series. The Company hopes to start filming in fall 2001.

      Typically, the domestic broadcaster of a made-for-television movie pays a license fee which entitles it to a limited number of airings of the movie over a designated period of time (generally 2-5 years). The initial network/cable license fees generally range from $2.5 -$3.5 million dependent upon the broadcaster and the nature and content of the programming. Producers such as the Company have historically been required to expend production costs in excess of the initial domestic network/cable broadcast license fee. The practice of incurring production costs in excess of the initial domestic network/cable broadcast license fee is generally referred to as "deficit financing." This deficit financing is generally recovered through sales of the made-for-television movie in media and territories other than domestic network/cable broadcasting, such as international free television, domestic syndication (post initial broadcast license), domestic and international pay television, and domestic and international home video. Unlike many television producers who must seek licensing arrangements on a project-by-project basis to cover its deficit financing, the Company has historically entered into output arrangements which provide it the ability to assemble financing more easily and enable it to move forward more efficiently with its television projects. The Company had an output agreement which expired in October 1997 with RHI Entertainment, Inc., a distribution company which is a wholly owned subsidiary of Hallmark Entertainment, Inc. ("Hallmark") and more recently with Pearson Television, a division of Pearson Plc.

      The Company does not currently have an output agreement in effect, while much of its current development in long form television will be financed under the Pearson Agreement. Until such time as a new output agreement is signed the Company will pre sell its television movies on a title by title basis.

      On occasion, Mr. Brokaw or other the Company executives produce pursuant to "for hire" arrangements with programmers. In such producer-for-hire arrangements, Mr. Brokaw and the Company do not have financing responsibility or ownership for the films. Mr. Brokaw receives a substantial producer's fee for such services. Mr. Brokaw provided such services to HBO as a producer-for-hire on Wit.

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

      Other television movies in active development include The Chimes of Christmas (CBS) based on Charles Dicken's other Christmas story and written by Mark Medoff (Children of a Lesser God), Special Occasions (CBS) written by Bernard Slade (Tribute, Same Time, Next Year), The Second Coming (USA), Checking Out (VH1) and a mini-series The Twelve Apostles (USA Films) based on the twelve apostles. Although the Company is actively pursuing these projects, there can be no assurance that each or any project will be produced due to the Company's reliance upon the network and cable programmers who must approve and order the films in order to provide adequate financing.

Series Television

      The Company is currently developing several television series. These series include The Four Horsemen written by Bennett Graebner and The Young Barbarians created by Gerald and Bridget Dobson (General Hospital, Santa Barbara) which is a contemporary Dickenesque one hour drama.

One Hour-Profiles
The Hollywood Collection

      Through its subsidiary, Wombat Productions, the Company also produces one-hour profiles of Hollywood's most important stars which have been aired by PBS and major cable networks in the United States and by television stations around the world. With the exception of Vivien Leigh: Scarlett And Beyond, all programs are copyrighted and owned by the Company and available for license to all media worldwide through Janson Associates, Inc. ("Janson"), with whom the company has entered into a distribution arrangement. Since 1982, the Company has produced the following hour-length programs known as The Hollywood Collection:

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

"Shirley Temple: America's Little         "Gary Cooper:  The Face Of a Hero"
 Darling"                                 "Walter Matthau: Diamond In The Rough"
"Clint Eastwood: the Man From Malpaso"**
"Alan Ladd: The True Quiet Man"

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

      Recently, Wombat completed a program for the series, Bravo Profiles on the master magician David Copperfield, with Mr. Copperfield's full cooperation. The program was titled David Copperfield: The Magic of it All.

Distribution  Arrangement

      Pursuant to a Distribution Agreement (the "Distribution Agreement"), dated July 1, 1995 and amended on April 28, 1996, between the Company and Janson, Janson was granted the sole and exclusive right, subject to the production arrangement, to license substantially all of the Company's Hollywood Collection film library for all forms of television and video worldwide for a period of ten years, subject to automatic renewals in three-year increments. In consideration of Janson's services under the Distribution Agreement, Janson is entitled to retain a distribution fee, ranging from 10% to 35%, depending upon whether such distribution is via domestic television network, syndication, international television, or home video, of the gross receipts from the licensing of each program. In addition, Janson is reimbursed for certain distribution expenses out of gross receipts with the remaining balance remitted to the Company as program licensor.

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

      The Company's primary goal with respect to its documentary films is significant and sustained growth through production activity and greater exploitation of its wholly owned programs. Further revenues and profitability will depend on the Company's ability to secure financing for new programs through its present relationship with Bravo or other cable or television entity. In order to provide maximum exposure of the twenty-eight titles of The Hollywood Collection available in the home-video market in the United States and Canada, Wombat entered into an agreement with MPI, one of the premiere home-video companies for documentary and performance programs. In June of 2000, the entire available collection was offered to the vast special-interest market via home-video stores, MPI's 800 number provided on its web sites, www.mpimedia.com and www.hollywoodcollection.com, which are also connected through the Yahoo! and Amazon web sites.

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

Major Customers

      The Company's revenue has historically been derived from the production of a relatively small number of programs and licensing revenues. Given this fact, the limited number of outlets for the Company's productions, and the individually significant license fees generated from certain of its sales, certain customers have historically accounted for a significant portion of the Company's revenue. The Company derived approximately 47% and 13% of its total revenue for the year ended December 31, 2000 from Janson Associates related to the licensing of the Hollywood Collection in secondary markets and Bravo, respectively and 23% of its total revenue for the year ended December 31, 2000 from HBO related to the made for cable television movie Wit.

Employees

      The Company has 7 full time employees.

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

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

                          MARKET PRICE OF COMMON STOCK

      The Company's Common Stock is traded on the American Stock Exchange, Inc. ("AMEX") under the symbol "PIX". The following table sets forth the high and low sales prices for the Common Stock on the AMEX for the years ended December 31, 2000 and 1999.

             2000                  High Sale               Low Sale
             ----                  ---------               --------
          1st Quarter                $2.88                   $0.63
          2nd Quarter                $1.88                   $0.63
          3rd Quarter                $2.38                   $0.38
          4th Quarter                $0.75                   $0.13

             1999                  High Sale               Low Sale
             ----                  ---------               --------
          1st Quarter                $3.75                   $1.94
          2nd Quarter                $2.38                   $1.00
          3rd Quarter                $2.12                   $1.00
          4th Quarter                $1.75                   $.375

      As of March 30, 2001, there were 157 holders of record of Common Stock.

      On March 30, 2001, the closing price of the Common Stock on the American Stock Exchange was $0.28.

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

Liquidity and Capital Resources

      At December 31, 2000, the Company had approximately $162,000 of cash. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, revenues have been insufficient to cover costs of operations in the past four years. The Company has a working capital deficiency and has an accumulated deficit of $5,732,000 through December 31, 2000. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated April 10, 2001 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

Results of Operations

      For the year ended December 31, 2000 the Company had a loss before income taxes of $971,000 as compared to a loss of $1,369,000 for the year ended December 31, 1999. Although the loss remained virtually the same for both years, operating revenues and film production cost decreased significantly.

Revenues

      Revenues for the year ended December 31, 2000 were approximately $974,000 as compared to $4,749,000 for the year ended December 31, 1999. The decrease in revenues for the year were primarily the result of license fees related to the production of The Timeshifters recognized in 1999. In 2000, the Company earned $225,000 in producer fees related to the made for television movie Wit, as well as $585,000 of revenue from the licensing of rights to its programming in secondary markets through Janson Associates and Bravo. In addition, the Company received development fees during 2000 for various projects. Revenues for the year ended December 31, 1999 were derived primarily from the production of The Timeshifters. In addition, the Company earned $332,000 of revenue from licensing of rights to its programming in secondary markets through Janson Associates and Bravo.

Film Production Costs

      Film production costs for the year ended December 31, 2000 were $207,000 as compared to $4,033,000 for the year ended December 31, 1999. The decreased film production costs were the result of decreased revenue recognized during the year. Included in film production costs for 2000, is $418,000 related to the Company's documentary films and licensing activities. Film production costs for the year ended December 31, 1999 can be attributed to film amortization of approximately $3,700,000 for The Timeshifters.

Selling, General, and Administrative

      Selling, general and administrative expenses ("SG&A") for the twelve months ended December 31, 2000 and 1999 were $1,738,000 and $2,057,000, respectively. Included in SG&A for the period is approximately $280,000 of amortization of goodwill related to the Avenue Pictures acquisition on September 30, 1996. In addition, the Company incurred $28,125 and $37,500 of stock option compensation expense relating to previously issued stock options in 2000 and 1999, respectively. The remaining SG&A costs for 2000 and 1999 relate to salaries, occupancy costs and professional fees.

Income Taxes

      For the years ended December 31, 2000 and 1999, the Company had an income tax expense of $5,300 and $1,700, respectively.

Recent Developments

      The shares of the Company's Common Stock are currently listed on the American Stock Exchange ("AMEX"). Due to the continued decline in the share price of the Company's Common Stock and continued operating losses, the Company received a letter from AMEX stating that they have failed to meet the criteria of AMEX's continued listing guidelines. The exchange noted that the Company's operating results have been unsatisfactory and its financial condition has been impaired, that they have had losses in two of its three most recent fiscal years and losses in three of its four most recent fiscal years. In addition, the exchange noted that the Company's public float is below the exchange's minimum requirements, that they have not complied with the annual shareholders' meeting requirements and have not paid the exchange's listing fees. The Company has appealed the AMEX determination although there can be no assurance that the appeal will be successful. Pursuant to the rules of the appeal process, the Company's Common Stock will be stayed pending a hearing by a committee of the exchange. A hearing was scheduled for April 17, 2001. However the Company has decided not pursue the appeal. As a result, the Company's failure to meet AMEX's maintenance criteria may result in the discontinuance of the inclusion of our shares in AMEX. In such event, trading, if any in the securities may then continue to be conducted in the non-AMEX over-the-counter market in what are commonly referred to as the electronic bulletin board and the pink sheets.

Recent Accounting Developments

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. During June 1999, SFAS No. 137 was issued which delayed the effective date of SFAS No. 133 to January 1, 2001. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133," which intended to simplify the accounting for derivative under SFAS No. 133 and is effective upon the adoption of SFAS No.
133. The adoption of SFAS No. 133 will not have a material effect on our results of operations.

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We adopted SAB No. 101 during 2000 without a material effect on our results of operations.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation" (FIN No. 44) which provides guidance for applying APB Opinion No. 25, "Accounting For Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The implementation of FIN No. 44 did not have a material effect on our results of operations.

      In June 2000, the Financial Accounting Standards Board issued SFAS No. 139, "Recission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89 and 121" which rescinds FASB No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." An Entity that was previously subject to the requirements on SFAS No. 53 shall follow the guidance in AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Films. This statement is effective for financial statements for fiscal years beginning after December 15, 2000. The adoption of SOP 00-2 will not have a material effect on our results of operations.

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

ITEM 7.                      FINANCIAL STATEMENTS

                                                                  Page

Avenue Entertainment Group, Inc.

     Independent Auditors' Report                                 23

     Consolidated Balance Sheet as of December 31, 2000           24

     Consolidated Statements of Operations for the years ended
       December 31, 2000 and 1999                                 25

     Consolidated Statement of Stockholders' Equity for the
       years ended December 31, 2000 and 1999                     26

     Consolidated Statement of Cash Flows for the years ended
       December 31, 2000 and 1999                                 27

     Notes to Consolidated Financial Statements                   29

                          INDEPENDENT AUDITORS' REPORT

      The Board of Directors and Stockholders
      Avenue Entertainment Group, Inc.:

      We have audited the accompanying consolidated balance sheet of Avenue Entertainment Group, Inc. as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avenue Entertainment Group, Inc. as of December 31, 2000 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that Avenue Entertainment Group, Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered net losses from operations, has a working capital deficiency and has incurred accumulated losses through December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                /s/  KPMG LLP

      New York, New York
      April 10, 2001

                        AVENUE ENTERTAINMENT GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2000

                                     Assets

Cash                                                    $  162,369
Accounts receivable                                        113,736
Income tax receivable                                       18,632
Film costs, net                                            676,590
Property and equipment, net                                 52,096
Goodwill                                                 1,612,989
Other assets                                                17,639
                                                   ---------------

Total assets                                           $ 2,654,051
                                                       ===========

                      Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                    $ 707,917
Deferred Income                                            141,999
Deferred compensation                                      519,860
Due to related party                                       147,046
                                                      ------------

Total liabilities                                        1,516,822
                                                       -----------

Commitments and contingencies

Stockholders' Equity:
 Common stock, par value $.01 per share                     45,910
 Additional paid-in capital                              6,976,639
 Accumulated Deficit                                    (5,731,633)
 Treasury Stock                                             (3,687)
 Note receivable for common stock                         (150,000)
                                                    ---------------

Total stockholders' equity                               1,137,229
                                                     -------------

Total liabilities and stockholders' equity             $ 2,654,051
                                                       ===========

         See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Years ended December 31,

                                      2000             1999
                                      ----             ----

Operating revenues               $    974,180    $   4,748,660
                                 ------------    -------------

Costs and expenses:
  Film production costs               207,484        4,033,211
  Selling, general and
   administrative expenses          1,737,846        2,056,838
                                -------------    -------------

Total costs and expenses            1,945,330        6,090,049
                                -------------    -------------

Operating loss                       (971,150)      (1,341,389)

Loss on sale of investments                  0         (27,198)
                           -------------------   --------------

Loss before income taxes             (971,150)      (1,368,587)


Income tax expense                      5,280            1,667
                            -----------------   --------------

Net loss                           $ (976,430)    $ (1,370,254)
                                   ==========     ============

Basic and diluted loss
 per common share         $             (.21)$           (.32)
                          -----------------------------------



         See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                             Common Stock                    Additional                   Stock
                                              Number of            Treasury     Paid-in   Accumulated   subscription
                                        Shares           Amount       Stock     capital     Deficit     receivable        Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999                4,108,838      $ 41,088              $ 6,415,196  $(3,384,949)  $  (150,000)   $ 2,921,335
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                                   (1,370,254)                  (1,370,254)
Stock option compensation expense                                                 37,500                                    37,500
Issuance of common stock                  480,192         4,802                  495,198                                   500,000
Purchase of treasury stock                                           (3,687)                                                (3,687)

Balance, December 31, 1999              4,589,030        45,890      (3,687)   6,947,894   (4,755,203)     (150,000)     2,084,894
----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                                     (976,430)                    (976,430)
Stock option compensation expense                                                 28,125                                    28,125
Exercise of option                          2,000            20                      620                                       640
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000             4,591,030         45,910      (3,687)   6,976,639   (5,731,633)     (150,000)     1,137,229


         See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Years ended December 31,
                                                      2000           1999
                                                      ----           ----

Cash flows from operating activities
   Net loss                                    $  (976,430)    (1,370,254)
Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation                                     24,406         23,864
   Amortization - film production costs            167,527      3,886,231
   Amortization - goodwill                         280,520        280,520
   Stock compensation                               28,125         37,500
   Proceeds from sale of marketable securities           0        312,518
   Loss on disposal of fixed assets                      0            465
   Loss on sale of investments                           0         27,198


Changes in assets and liabilities affecting net loss:
   Accounts receivable                             538,693       (518,617)
   Film costs                                      115,733     (3,754,435)
   Other assets                                        530         11,597
   Accounts payable and accrued expenses          (443,128)       126,183
   Deferred compensation                           179,077        195,777
   Deferred Income                                  (7,129)       149,128
   Due to related party                             47,874          4,691
   Income tax receivable                            11,071           -

         Net cash used in operating
          expenses                                 (33,131)      (587,634)

Cash flows from investing activities:

   Purchase of equipment                            (3,838)       (11,081)
   Proceeds from disposal of fixed assets              0            1,360
                                                  ----------     --------

   Net cash used in investing activities            (3,838)       (9,721)
                                                  ----------     ---------

                                   (Continued)

                        AVENUE ENTERTAINMENT GROUP, INC.

                                                  Years ended December 31,

                                                     2000           1999
                                                      ----           ----

Cash flows from financing activities:
  Proceeds from the issuance of
   common stock                                  $     640  $     500,000
  Treasury stock                                         0         (3,687)
  Proceeds from issuance of short term
    debt, net                                            0        150,000
  Repayment of long term debt                     (277,500)             0
                                                   -------    -----------

     Net cash (used in) provided by
        financing activities                      (276,860)       646,313

     Net (decrease) increase in cash              (313,829)        48,958

Cash at beginning of year                           476,198       427,240
                                                 ----------     ----------

Cash at end of year                             $   162,369   $   476,198
                                                 ==========   ============

Supplemental cash flow information: Cash paid during the year for:

   Interest                                          $3,647  $     10,335
   Income taxes                                      $5,429  $      1,667





         See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1) Summary of Significant Accounting Policies

     Description of Business

     Avenue Entertainment Group, Inc. (the "Company") is an independent entertainment company, that produces feature films, television films, series for television, made-for-television/cable movies and one-hour-profiles of Hollywood Stars. The Company develops and produces motion pictures for theatrical exhibition, television, and other ancillary markets, both domestically and internationally.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues have been insufficient to cover costs of operations for the year ended December 31, 2000. The Company has a working capital deficiency and has an accumulated deficit of $5,731,633 through December 31, 2000. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets or other sources. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

     Principles of Consolidation

     The Company's financial statements include the accounts of all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents

     Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. Included in cash and cash equivalents is restricted cash amounting to $82,000 at December 31, 2000.

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

     Goodwill

     Goodwill, representing the excess of the purchase price of Avenue Pictures, Inc. over its net assets, is being amortized over a ten-year period on a straight-line basis. Accumulated amortization at December 31, 2000 and 1999 was $1,192,210 and $911,690.

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

     Revenue and Cost Recognition

     Revenues from feature film and television program distribution licensing agreements are recognized on the date the completed film or program is delivered or becomes available for delivery, is available for exploitation in the relevant media window purchased by that customer or licensee and certain other conditions of sale have been met pursuant to criteria specified by Statement of Financial Accounting Standards (SFAS) No. 53, "Financial Reporting By Producers-Distributors of Motion Picture Films."

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

     Loss per Common Share

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which established standards for computing and presenting earnings per share (EPS). The statement simplifies the standards for computing EPS, replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS are based upon the weighted average number of common shares outstanding during the period. Diluted EPS are based upon the weighted average number of common shares for all dilutive potential common shares outstanding. At December 31, 2000 and 1999, the Company did not include any potential common stock in its calculation of diluted EPS, because all options and warrants are anti-dilutive.

     Concentration of Credit Risk

     The  Company's   accounts   receivable   are  due  from  companies  in  the
     entertainment industry (see Note 10).

     Stock Option Plan

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. (See Note 5)

(2)  Film Costs

     Film costs consist of the following:

                                                                    December 31,
                                                                           2000

     In process or development                                      $   267,187
     Released, net of accumulated amortization of $16,509,004           409,403
                                                                    -----------
                                                                    $   676,590

     Based upon the Company's present estimates of anticipated future revenues at December 31, 2000, approximately 75% of the net film costs related to released product will be amortized during the five-year period ending December 31, 2004.

 (3) Property and Equipment

     The major classes of property and equipment consist of the following:

                                               Useful         December 31,
                                                 life              2000

     Machinery and equipment              4 to 5 years         $ 233,207
     Furniture and fixtures                   10 years            29,495
                                                                --------
                                                                 262,702
     Less accumulated depreciation                              (210,606)
                                                              $   52,096

     Depreciation expense was $24,406 and $23,864 for the year ended December 31, 2000 and 1999, respectively.

 (4) Commitments and Contingencies

     Leases

     The Company is obligated under a lease for office space, which requires minimum annual rentals, plus increases based on real estate taxes and operating costs. In addition to a security deposit of $12,061, the Company delivered a letter of credit in the amount of $82,000 issued by City National Bank.

     Rent expense was $135,137 and $116,793 for the years ended December 31, 2000 and 1999, respectively.

     Minimum   annual  rental   commitments  at  December  31,  2000  under  the
     noncancelable operating leases are as follows:

      2001                                         131,568
      2002                                         131,568
      2003                                         131,568
      2004                                          98,676
                                                   -------
      Total minimum obligations                   $493,380
                                                  ========


     Employment Agreements

     Effective September 30, 1996, the Company entered into employment agreements with its President and its Chairman providing for an annual salary of $450,000, plus benefits and $150,000, plus benefits, respectively. Increases to base salaries and bonuses (limited to twice the base salary) will be determined at the discretion of the Compensation Committee of the Board of Directors. In 2000 and 1999, the President deferred $248,000 and $100,000 of his compensation, respectively.

 (5) Common Stock and Stock Option Plan

(a) In March 1997, the Company adopted The Avenue Entertainment Group, Inc. Stock Option and Long Term Incentive Compensation Plan which provides for the grant of an aggregate of 1,750,000 shares of common stock of the Company. The options may be exercised subject to continued employment and certain other conditions. The options vest over a five-year period and expire five to ten years from the date of grant. At December 31, 2000 and 1999, 896,000 and 1,028,500 options were exercisable, respectively.

     Option activity was as follows:

                                                                       Weighted
                                                                        average
                                       Number of    Price range     exercisable
                                         shares      per share           price

     Options Outstanding at
       January 1, 1999                 1,411,500    .31 - 1.81            1.50

     Options Cancelled                   (55,000)   .32 - 1.81            1.67


     Options Outstanding at
       December 31, 1999                1,356,500   .32 - 1.81            1.45

     Options Exercised                    (2,000)   .32                    .32

     Options Cancelled                  (369,500)   .32 - 1.81             .66

     Options Outstanding at
       December 31, 2000                 985,000     1.70-1.81            1.75

     The Company recorded compensation expense related to stock option granted at prices less than market value totaling $28,125 and $37,500 for the years ended December 31, 2000 and 1999.

     At December 31, 2000, the weighted average remaining contractual life of all outstanding options was 5.9 years.

     The following table summarizes information about the Plan's options outstanding at December 31, 2000:

Weighted

                                          Weighted         average
        Number          Range of           average          years      Number
      Outstanding    exercise prices   exercise price     remaining  exercisable

        500,000            $1.70          $1.70              5         500,000
        485,000             1.81           1.81              7         388,000
      --------------------------------------------------------------------------
        985,000      1.70 - 1.81           1.75            5.9         888,000
      --------------------------------------------------------------------------

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

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been or increased to the pro forma amounts indicated below:

                                       December 31,   December 31,
                                           2000           1999
                                           ----           ----

      Net loss                        $ (976,430)    $(1,370,254)
                          Pro forma   $ (1,064,627)   (1,515,283)

      Basic and diluted
        loss per share    As reported       (.21)        (.32)
                          Pro forma         (.23)        (.35)

     Pro forma net loss reflects only options granted in the years ended December 31, 2000 and 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to August 1, 1994 is not considered.

 (b) In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earning per Share". (SFAS 128), as required, and restated the previously reported earnings per share in conforming with SFAS 128. The new standard specifies the computation, presentation and disclosure requirements for earnings per share.

     Loss per share for the years ended December 31, 2000 and 1999 are as follows (in thousands, except per share amounts):

                                                   December 31,   December 31,
                                                       2000           1999
                                                      ----           ----

      Basic and diluted loss per share

        Net loss                                  $  (976,430)   $ (1,370,254)
        Weighted average shares outstanding         4,589,808       4,298,284
        Basic and diluted loss per share$                (.21)   $       (.32)


     Basic earnings per share are based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all dilutive potential common shares outstanding. The options outstanding are not dilutive.

 (c) In August 1999, the Company sold 480,192 shares of Common Stock and a Warrant to purchase 500,000 shares of Common Stock which expires August 2002 (the "Warrant") to certain investors pursuant to a private placement transaction. The Warrant is exercisable at an exercise price of $2.00 per share. The shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrant cannot be sold, transferred, pledged or assigned for a one-year period. The Company claimed exemption from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 of Regulation D. of the Act.

(6)   Income Taxes

     Components of income tax expense (benefit) are as follows:

                                          December 31,     December 31,
                                              2000             1999

        Federal
        State and local                   $    5,280           $ 1,667
                                          ----------           -------
                                          $    5,280           $ 1,667
                                          ==========           =======

     Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                  December 31,  December 31,
                                                      2000         1999

     Tax (benefit)
       at Federal statutory rate of 34%         $    (330,191)  $ (465,320)
     Increase (decrease) in taxes resulting from:
     State and local income taxes, net of
       federal income tax benefit                     (10,810)     (50,023)
     Nondeductible goodwill amortization                95,377      95,377
     Other                                               1,266       1,266
     Change in valuation allowance                     249,638     420,367
                                                 -------------    ---------
     Total                                      $        5,280     $ 1,667
                                                ==============      =======

     The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities are as follows:

                                              2000

     Deferred tax assets

     Accrued expenses and other            $ 86,704
     Stock options                          107,500
     Film cost write-down                    37,840
     NOLs                                 1,588,547
                                          ---------
                                          1,820,591

     Valuation allowance                 (1,681,394)
                                         ----------
     Net assets                             139,197
                                       ------------

     Deferred tax liabilities

     Unrealized gains
     State liabilities                      (93,216)
     Production Costs                       (45,981)
                                        -----------
     Net liabilities                       (139,197)
                                         ----------
     Net tax assets                  $==============



For Federal and State income tax purposes, the Company has unused net operating loss carryforwards of approximately $3,693,000 and 2,351,000, respectively expiring through 2020.

(7)  Related Party Transactions

     Transactions with GP Strategies

     At December 31, 2000, the Company owed GP Strategies, an affiliated company and major stockholder, $147,046 related to the payment of certain expenses of the Company by GP Strategies.

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

     Distribution Agreement

     On March 1, 1994, the Company entered into an agreement with Janson Associates whereby Janson Associates (the distributor) was granted sole and exclusive rights to license essentially all the programs of the Company's "Hollywood Collection" for all forms of television and video worldwide. The Hollywood Collection is a series of one-hour motion picture profiles of Hollywood's biggest star, which are aired by a major cable network. The distributor also gained the exclusive right to execute all contracts for the exploitation of these rights. Revenues earned for the years ended December 31, 2000 and 1999 were $462,000 and $162,000, respectively. Included in operating expenses was $170,000 and $60,400, of commissions to Janson Associates incurred in the years ended December 31, 2000 and 1999, respectively. The President of Janson Associates is related to the Company's Chairman through marriage.

(8)  Loan Payable

     On May 27, 1997, the Company entered into an unsecured demand note (the "Note") which provided the Company with borrowings in the principal amount of $150,000, at prime plus 1%, with Fleet Bank, National Association. The
     Note is payable on demand, but in any event not later than May 27, 2000. The balance of $47,500 as of December 31, 1999 was paid in full in August 2000.

     On June 3, 1999, the Company entered into an unsecured loan for $1,000,000 at prime plus 1% with City National Bank which matured on October 1, 1999 and was extended through September 1, 2000. The balance of $230,000 as of December 31, 1999 was paid in full in August 2000.

(9)   Postretirement Benefit

     Pursuant to an agreement dated September 30, 1996, the Company is obligated to pay its Chairman, his spouse, or estate, as the case may be, commencing upon the termination of his employment, the lesser of monthly payments of $8,333 or an amount based on net income, for the greater of five years or the remainder of his life. Under certain circumstance, a reduced benefit may be payable to the Chairman's wife for a period not to exceed five years from the date of his death, based upon an actuarial valuation performed in 1999.

     In the prior years the Company had determined that $640,000 was the present value of the expected benefit payments and was accruing such amount on a straight-line basis over the term of the Chairman's employment contract, which covers the period from September 30, 1996 to December 31, 2001. As a result of significant changes in the actual results of operations from the projected results which were utilized in the initial actuarial valuation, the Company had a new valuation performed in 2001. This valuation determined that the liability at December 31, 2001 would be $163,000. Accordingly, the Company has adjusted their liability to reflect the accrued balance based on the revised estimates.

     This agreement also gives the Chairman the option to purchase certain assets of the Wombat Product Division of the Company at book value following the termination of his employment, and a right of first refusal if the Company wishes to sell the Wombat film Library for normal consideration, subject to reasonable producer fees, rights of licensees and existing distribution rights.

 (10) Significant Customers

     Significant customers, exceeding 10% of revenue, were as follows (in percents):

                                  Year ended     Year ended
                                 December 31,   December 31,

                                     2000          1999
                                     ----          ----

     Janson Associates                47
     HBO                              23
     BRAVO                            13
     TBS                                             58
     Carlton                                         27

As of December 31, 2000, 3 customers represented 78% of gross accounts receivable.

(11)  Recent Development

      The Company received a letter from the American Stock Exchange ("AMEX") notifying the Company that it has fallen below certain of AMEX's continued listing guidelines because of the Company's recurring losses. The Company attended a meeting with AMEX on November 16, 1999 to discuss its listing eligibility. As a result of this meeting AMEX informed the Company that they would be granted an extension until after the filing of the Company's December 31, 1999 year-end financial statements to enable the Company to satisfy the listing criteria. Due to the continued decline in the share price of the Company's common stock and continued operating losses, the Company recently received a follow up letter stating that they have failed to meet the criteria of AMEX's continued listing guideline. The Company had appealed the AMEX determination and a hearing was scheduled for April 17, 2001. However the Company has decided not to pursue the appeal. As a result, the Company's failure to meet AMEX's maintenance criteria may result in discontinuance of the inclusion of the Company's shares in AMEX.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

      The  following  table  sets  forth  certain  information   concerning  the
directors and officers of the Company:

Name                      Age     Position

Gene Feldman              74      Chairman of the Board, President of Wombat
Cary Brokaw               49      President,   Chief  Executive   Officer  and
                                   Director
Michael Feldman           33      Executive Vice President and Director
Sheri L. Halfon           44      Senior  Vice   President,   Chief  Financial
                                    Officer and Director
Doug Rowan                62      Director
Michael Hammer            45      Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

      The Company believes that during the most recent fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

      The following table sets forth the aggregate compensation paid or accrued to the Company's executive officers for the services rendered in 2000, 1999, and 1998.

                           SUMMARY COMPENSATION TABLE

                                                             Long-Term
                                                            Compensation
                                                              Awards
                                       Annual Compensation   Stock    All Other
                                       Salary     Bonus     Options Compensation
Name and Principal Position    Year     ($)        ($)         (#)       ($)

Cary Brokaw                    2000   450,000(1)
President, Chief Executive     1999   450,000
Officer and Director           1998   450,000       -0-     80,000(2)(3)  --

Gene Feldman                   2000   150,000
Chairman of the Board,         1999   150,000
President of Wombat            1998   150,000       -0-     60,000(3)(5)   --


-------------------
(1) Mr. Brokaw's salary for the year pursuant to his employment agreement was $450,000, of which $248,000 has been deferred by Mr. Brokaw.

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

(4)   Mr. Feldman's salary for the year was $150,000.

(5) Of the 75,000 stock options granted to Mr. Feldman in 1998, only 60,000 are currently vested.

Option Grants in 2000

No options were granted in 2000 to the named executive officers.

      The following table sets forth information concerning the value of unexercised options as of December 31, 2000 held by the executives named in the Summary Compensation Table above. No options were exercised during 2000.

               AGGREGATED OPTION EXERCISES AT DECEMBER 31, 2000

                           AND YEAR-END OPTION VALUES

                Number of Securities             Value of Unexercised
               Underlying Unexercised           In-the-Money Options at
             Options at Fiscal Year End             Fiscal Year End
Name     Exercisable (E)/ Unexercisable (U)Exercisable (E)/ Unexercisable (U)(1)
----     -----------------------------------------------------------------------
Gene Feldman     60,000(E)     15,000(U)              0(E)         $0(U)
Cary Brokaw     380,000(E)     20,000(U)              0(E)          0(U)
Sheri Halfon     60,000(E)     15,000(U)              0(E)          0(U)
----------
(1) Calculated based on the closing price of the Common Stock $0.22 as reported by the American Stock Exchange on December 29, 2000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

      The only persons known by the Board of Directors to be the beneficial owner of more than five percent of the outstanding shares of Common Stock of the Corporation, as of March 30, 2001, are indicated below:

Name and Address                       Amount and Nature
of Beneficial Owner                of Beneficial Ownership*    Percent of Class
-------------------                -----------------------     ----------------

Cary Brokaw                              1,811,350(1)                 31%
c/o Avenue Pictures, Inc.
11111 Santa Monica Boulevard
Suite 525
Los Angeles, CA 90025

GP Strategies Corporation                1,067,900                    20%
9 West 57th Street
New York, New York 10019

Gene Feldman                               426,700(2)                  4%
c/o Avenue Entertainment Group, Inc.
9 West 57th Street
Suite 4170
New York, New York 10019

Hammer International Foundation            980,192(3)                 17%
2425 Olympic Blvd., Suite140E
Santa Monica, CA  90404

Double Bay Entertainment                   800,000(4)                 15%
c/o the Law Offices of A. Chandler Warren
7715 Sunset Blvd., Suite 208
Los Angeles, CA 90046
---------------------
* As used in this Proxy Statement, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of the Corporation's Common Stock of the sole or shared investment power with respect to such Common Stock.

(1) Includes vested options to purchase up to 300,000 shares of Common Stock of the Corporation at a price of $1.70 per share, exercisable until September 30, 2006 and vested options to purchase up to 100,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007.

(2) Does not include 17,500 shares of Common Stock of the Corporation which are owned by Mr. Feldman's wife, Suzette St. John Feldman, as to which Mr. Feldman disclaims beneficial ownership. Includes vested options to purchase up to 75,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007.

(3) Includes Warrants to purchase 500,000 shares of Common Stock of the Corporation at an exercise price of $2.00 per share until August 9, 2002. Mr. Hammer, a director of the Company, disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in these shares.

(4) Includes the right to receive an additional 70,000 shares pursuant to an existing contractual arrangement.

         SECURITY OWNERSHIP OF DIRECTORS AND NAMED EXECUTIVE OFFICERS

      The following table sets forth, as of March 30, 2001, beneficial ownership of shares of Common Stock of the Company by each director, each of the named executive officers and all directors and executive officers as a group:

                        Total Number of Shares                   Percent of
                             of Common Stock                     Common
Name                       Beneficially Owned                    Stock(1)
----                     ------------------                      --------

Gene Feldman                      241,700(2)                           4

Cary Brokaw                     1,811,350(3)                          31

Michael Feldman                   242,000(4)(5)                        4

Sheri L. Halfon                    75,100(6)                           1

Doug Rowan                         11,000(7)                           *

Michael Hammer                    980,192(8)                          17

Directors and Executive         3,361,342(9)                          57
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

(2)   See footnote 2 to Principal Stockholders table.

(3)   See footnote 1 to Principal Stockholders table.

(4) Includes vested options to purchase up to 150,000 shares of Common Stock of the Company at a price of $1.70 per share, which option is exercisable until September 30, 2006 and vested options to purchase up to 75,000 shares of Common Stock of the Company at a price of $1.8125 per share, exercisable until February 19, 2007.

(5)   Michael Feldman is Gene Feldman's nephew.

(6) Includes vested options to purchase up to 75,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007.

(7) Includes vested options to purchase up to 10,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007.

(8)   See footnote 3 to Principal Stockholders table.

(9) Includes 785,000 shares of Common Stock issuable upon exercise of currently exercisable stock options, and a warrant to purchase 500,000 shares of Common Stock.

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

Dated:      April 10, 2001

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

Dated: April 10, 2001

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

    10.12 Amendment Number 1 dated January 8, 2001 to the Agreement and Plan of Merger dated November 21, 2000, by and among the Company, LCA Acquisition
                        Subsidiary,  Inc.,  LCA Inc.  and  Double
                        Bay  Entertainment,   Inc.   Incorporated
                        herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on January 29, 2001

    10.13 Subscription Agreement dated November 15, 2000 between Robison Enterprises, Inc. and the Company. Incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on January 29, 2001.

    10.14 Amendment Number 1 dated January 8, 2001 to the Subscription Agreement dated November 15, 2000 between Robison Enterprises, Inc. and the Company. Incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K filed on January 29, 2001.

    10.15 Amendment Number 2 dated January 8, 2001 to the Subscription Agreement dated November 15, 2000 between Robison Enterprises, Inc. and the Company. Incorporated herein by reference to Exhibit 10.4 of the Company's Form 8-K filed on January 29, 2001.

    10.16 Subscription Agreement between the Company and Hammer International Foundation dated August 10, 1999. Incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-3 filed on February 1, 2001.

    10.17               Warrant   issued   by  the   Company   to
                        Robison    Enterprises,     Inc.    dated

                        November 15, 2000. Incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 8-K filed on January
                        29, 2001

    10.18 Warrant issued by the Company to Hammer International Foundation dated August 10, 1999. Incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-3 filed on February 1, 2001.

    21                  Subsidiaries of the Company *

    23                  Consent of KPMG LLP*
--------------
* Filed herewith.


(b) There were no Reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report.