Form 10QSB
period 2001-03-31
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2001-05-15
CIK 1023298

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended March 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number:                              001-12885
                        --------------------------------------

                        AVENUE ENTERTAINMENT GROUP, INC.
                        --------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                            95-4622429
---------------------------                                -----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                               Identification No.)


11111 Santa Monica Blvd., Suite 525

Los Angeles, California                                                90025
--------------------------------------------                  --------------
(Address of principal executive offices)                           (Zip Code)

                                 (310) 996-6815
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period) that the Registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

            Yes     X                                            No ______
                ---------

Number of shares outstanding of each of issuer's classes of common stock as of May 10, 2001:

     Common Stock                                         5,371,030

                        AVENUE ENTERTAINMENT GROUP, INC.

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       --------

         Unaudited Consolidated Condensed Balance Sheet -
         March 31, 2001                                                     1

         Unaudited Consolidated Condensed Statements of Operations -
         Three Months Ended March 31, 2001 and 2000                         2

         Unaudited Consolidated Condensed Statements of Cash Flows -
         Three Months Ended March 31, 2001 and 2000                         3

         Unaudited Notes to Consolidated Condensed Financial Statements     5

         Management's Discussion and Analysis or Plan of Operation          7

PART II. OTHER INFORMATION

         Signatures                                                        10

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.

                 UNAUDITED Consolidated Condensed Balance Sheet

                                                                    March 31,
                                                                      2001

Assets

Cash                                                     $            98,679
Accounts receivable                                                   54,339
Income tax receivable                                                 18,632
Film costs, net                                                      671,084
Property and equipment, net                                           47,158
Goodwill                                                           1,696,859
Other assets                                                          19,712
                                                                 -----------
Total assets                                             $         2,606,463
                                                                   =========


Liabilities and Stockholder's Equity

Accounts payable and accrued expenses                    $           704,501
Deferred income                                                      241,075
Deferred compensation                                                613,053
Due to related party                                                 146,597
                                                                  ----------
Total liabilities                                                  1,705,226
                                                                   ---------

Stockholders' equity

Common stock, par value $.01 per share                                53,710
Additional paid-in capital                                         7,172,839
Accumulated Deficit                                               (6,171,625)
Treasury Stock                                                        (3,687)
Note receivable for common stock                                    (150,000)
                                                                  -----------
Total stockholders' equity                                           901,237
                                                                  ----------
Total liabilities and stockholders' equity               $         2,606,463
                                                                  ==========


   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                               Three months        Three months
                                                  ended               ended
                                                March 31,           March 31,
                                                     2001                2000
                                                -------------      -----------


Operating revenues                              $     72,097     $      99,926
                                                  ----------         ---------

Costs and expenses:
Film production costs                                 18,386            51,383
Selling, general and administrative expenses         493,653           503,025
                                                  ----------        ----------
Total costs and expenses                             512,039           554,408
                                                  ----------        ----------

Loss before income tax                              (439,942)         (454,482)

Income tax expense                                          50             128
                                                --------------    ------------

Net loss                                        $   (439,992)    $    (454,610)
                                                  ===========        ==========

Basic and diluted loss per common stock         $       (.09)    $        (.10)
                                                  ==============     ==========





   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                 Three months        Three months
                                                                                    ended               ended
                                                                                  March 31,           March 31,
                                                                                       2001                2000
                                                                                  -------------       ----------


Cash flows from operating activities:
   Net loss                                                                      $    (439,992)       $    (454,610)
Adjustments to reconcile net loss to net cash (used for) provided by
   Depreciation                                                                          4,938                6,043
   Amortization - film production costs                                                 11,115               23,321
   Amortization - goodwill                                                              70,130               70,130
   Deferred compensation                                                                93,193               (8,577)
   Stock compensation                                                                        0                9,375
   Changes in assets and liabilities which affect net income:
       Accounts receivable                                                              59,397              384,330
       Film costs                                                                       (5,609)             (12,577)
       Other assets                                                                     (2,073)               1,395
       Accounts payable and accrued expenses                                            (3,416)             (12,683)
       Deferred income                                                                  99,076               53,150
       Due to related party                                                               (449)                   0
                                                                                  --------------       -------------

           Net cash (used for) provided by operating activities                       (113,690)              59,297

Cash flows from investing activities:

       Purchase of equipment                                                                   0             (1,264)
                                                                                  --------------        -----------

           Net cash used in investing activities                                               0             (1,264)
                                                                                  --------------        ------------



   See accompanying notes to the consolidated condensed financial statements.

                        avenue entertainment group, Inc.

            UNAUDITED Consolidated CONDENSED StatementS of Cash Flows


                                                                       Three months        Three months
                                                                          ended               ended
                                                                        March 31,           March 31,
                                                                            2001               2000
                                                                        -------------       ---------


Cash flows from financing activities:
     Issuance of common stock                                           $  50,000                    0
                                                                        ------------
           Net cash provided by financing activities                       50,000                    0

           Net increase (decrease) in cash                                (63,690)              58,033

Cash at beginning of year                                                 162,369              476,198
                                                                         ----------           ----------

Cash at end of period                                                   $  98,679           $  534,231
                                                                         =========           ==========

Supplemental cash flow information: Cash paid during the year for:

     Interest                                                           $       4           $      403
                                                                        ==========           ==========
     Income taxes                                                       $      50           $       128
                                                                        ==========           ==========






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

Basis of presentation

         The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000. The Independent Auditor's Report dated April 10, 2001 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2001, the results of operations and its cash flows for the three months ended March 31, 2001 and 2000 have been included. The results of operations for the interim period are not necessarily indicative of results, which may be realized for the full year.

                        AVENUE ENTERTAINMENT GROUP, INC.

                                   (Unaudited)

2.       Film costs

         Film costs consist of the following:

                                                             March 31,
                                                                 2001

In process or development                                  $    272,796
Released, net of accumulated amortization                       398,288
                                                                -------
  of $16,520,119                                           $    671,084
                                                             ==========







3.       Acquisition

         In February 2001, the Company concluded a merger with Double Bay Entertainment, Inc. ("DBE") for the purchase of LCA Productions, Inc. ("LCA"). In connection with the merger 400,000 shares of the Company's common stock were exchanged at closing and an additional 330,000 shares were exchanged in March 2001. The Company has accounted for this transaction and recorded approximately $154,000 of goodwill, subject to final adjustment, which is being amortized over 10 years.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis should be read in conjunction with the Company's consolidated condensed financial statements and related notes thereto.

Liquidity and Capital Resources

         At March 31, 2001, the Company had approximately $99,000 of cash. Revenues have been insufficient to cover costs of operations for the quarter ended March 31, 2001. The Company has a working capital deficiency and has an accumulated deficit of $6,172,000 through March 31, 2001. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated April 10, 2001 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

Results of Operations

         For the quarter ended March 31, 2001, the Company had a loss before income taxes of approximately $440,000 compared to a loss of $454,000 for the quarter ended March 31, 2000. The loss for the period was primarily the result of reduced revenues earned.

Revenues

         Revenues for the three months ended March 31, 2001 were approximately $72,000 compared to $100,000 for the three months ended March 31, 2000. The revenues earned in 2001 were derived from the licensing of rights of the "Hollywood Collection" in secondary markets through Janson Associates and for the movie, "Danny" through Monterey Video. The revenues earned in 2000 included a nonrefundable $50,000 supervisory development fee related to the setup of two motion pictures with a third party financier.

Film production costs

         Film production costs for the three months ended March 31, 2001 were $18,000 compared to $51,000 for the three months ended March 31, 2000. The decrease in film production cost is directly related to the decrease in revenues and to the movie, "Danny" which has been fully amortized.

Selling, General and Administrative

         Selling, general and administrative (S,G&A) expenses for the three months ended March 31, 2001 were $494,000 compared to $503,000 for the three months ended March 31, 2000.

Recent Developments

         Due to the Company's failure to meet the American Stock Exchange's ("AMEX") maintenance criteria, the Company listing on the AMEX was discontinued on April 25, 2001. The shares of the Company's Common Stock which were previously listed on the AMEX are currently listed on the over-the-counter market on the Nasdaq Electronic Bulletin Board.

         Pursuant to a stock subscription agreement between the Company and Robison Enterprises, Inc ("REI"), upon closing in February 2001 REI received 50,000 shares of the Company's Common Stock (the "Subscription Shares") in exchange for $50,000. On or before the last day of each month, commencing on the month following the month of the closing, REI shall purchase at least 50,000 shares at $1.00 per share of the remaining 550,000 shares until such time as all such remaining shares have been purchased by REI. In addition, REI was issued a Warrant to purchase an additional 600,000 shares at $2.00 per share, which may only be exercised after all of the Subscription Shares have been purchased by REI. No additional purchases under the stock subscription agreement have been made subsequent to the closing.

         Pursuant to an Agreement and Plan of Merger the Company acquired LCA Productions, Inc. ("LCA") in exchange for up to 800,000 shares of the Company's Common Stock of which 400,000 was exchanged at closing in February 2001. Upon the first draw down of the production financing, or such earlier date depending on certain criteria being met, Double Bay Entertainment, Inc. ("DBE") will have a right to receive an additional 400,000 shares of the Company's Common Stock. As of March 31, 2001, DBE received 330,000 of the additional 400,000 shares of the Company's common stock.

Recent Accounting Developments

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. During June 1999, SFAS No. 137 was issued which delayed the effective date of SFAS No. 133 to January 1, 2001. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain
Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133," which intended to simplify the accounting for derivative under SFAS No. 133 and is effective upon the adoption of SFAS No. 133. The adoption of SFAS No. 133 did not have an effect on the results of operations, as the Company does not use derivative instruments.

         In June 2000, the Financial Accounting Standards Board issued SFAS No. 139, "Recission of FASB Statement No. 53 and amendments to FASB Statements No. 63, 89 and 121" which rescinds FASB No. 53, "Financial Reporting by Producers and Distributors of Motion Picture Films." An Entity that was previously subject to the requirements on SFAS No. 53 shall follow the guidance in AICPA Statement of Position 00-2, "Accounting by Producers or Distributors of Films. This statement is effective for financial statements for fiscal years beginning after December 15, 2000. The adoption of SOP 00-2 did not have a material effect on our results of operations.

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

                                 March 31, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                        AVENUE ENTERTAINMENT GROUP, INC.

DATE:   May 15, 2001                    BY: Gene Feldman
                                            Chairman of the Board

DATE:   May 15, 2001                    BY: Cary Brokaw
                                            President and Chief Executive
                                            Officer, Director

DATE:   May 15, 2001                    BY: Sheri L. Halfon
                                            Senior Vice President,
                                            Chief Financial Officer