Form 10QSB
period 2001-06-30
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2002-01-18
CIK 1023298

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended June 30, 2001

                                       or

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

Number of shares outstanding of each of issuer's classes of common stock as of August 10, 2001:

     Common Stock                        5,371,030

                        AVENUE ENTERTAINMENT GROUP, INC.

                                Table of Contents


PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       --------

         Unaudited Consolidated Condensed Balance Sheet -
         June 30, 2001                                                     1

         Unaudited Consolidated Condensed Statements of Operations -
         Three Months and Six Months Ended June 30, 2001 and 2000          2

         Unaudited Consolidated Condensed Statements of Cash Flows -
         Six Months Ended June 30, 2001 and 2000                           3

         Unaudited Notes to Consolidated Condensed Financial Statements    5

         Management's Discussion and Analysis or Plan of Operation         7

PART II. OTHER INFORMATION

                  Signatures                                              10

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.


                 UNAUDITED Consolidated Condensed Balance Sheet


                                                                     June 30,
                                                                       2001

Assets

Cash                                                      $           100,022
Accounts receivable                                                    86,371
Income tax receivable                                                  18,632
Film costs, net                                                       605,561
Property and equipment, net                                            45,550
Goodwill                                                            1,620,314
Other assets                                                           17,357
                                                                  -----------
Total assets                                              $         2,493,807
                                                                    =========


Liabilities and Stockholder's Equity

Accounts payable and accrued expenses                     $           657,133
Deferred income                                                       241,075
Loan payable                                                           18,000
Deferred compensation                                                 749,199
Due to related party                                                  146,597
                                                                   ----------
Total liabilities                                                   1,812,004
                                                                    ---------

Stockholders' equity

Common stock, par value $.01 per share                                 53,710
Additional paid-in capital                                          7,172,839
Accumulated Deficit                                                (6,391,059)
Treasury Stock                                                         (3,687)
Note receivable for common stock                                     (150,000)
                                                                   -----------
Total stockholders' equity                                            681,803
                                                                  -----------
Total liabilities and stockholders' equity                $         2,493,807
                                                                   ==========


   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS






                                                              Three months                          Six Months
                                                             ended June 30,                       ended June 30,
                                                             --------------                       --------------
                                                               2001              2000              2001              2000
                                                               -----             -----             -----             ----

Operating revenues                                      $    258,798     $     149,009     $     330,895    $      248,935
                                                   ---------------  ----------------- ----------------   ---------------

Cost and expenses:
  Film production costs                                       87,001            84,682           105,387           136,065
  Selling, general & administrative
     expenses                                                389,631           489,820           883,284           992,845
                                                   ------------------------------------------------------------------------

       Total costs and expenses                              476,632           574,502           988,671         1,128,910
                                                   ------------------------------------------------------------------------

Loss before income tax                                     (217,834)         (425,493)         (657,776)         (879,975)

Income tax expense                                             1,600               931             1,650             1,059
                                                   ------------------------------------------------------------------------

Net loss                                            $   (219,434)    $    (426,424)    $    (659,426)     $    (881,034)
                                                   ========================================================================

Basic and diluted loss per common stock             $        TBD     $         (0.05)  $        TBD       $         (0.19)
                                                   ========================================================================





   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.


            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS





                                                                               Six months ended       Six months
                                                                                   June 30,             ended
                                                                                       2001            June 30,
                                                                                  -------------
                                                                                                          2000

Cash flows from operating activities:
   Net loss                                                                   $       (659,426)   $        (881,034)
Adjustments to reconcile net loss to net cash (used for)
   proovided by operating activities:
   Depreciation                                                                          9,813               12,085
   Amortization - film production costs                                                 91,946              101,541
   Amortization - goodwill                                                             146,675              140,260
   Deferred compensation                                                               229,339               84,769
   Stock compensation                                                                        0               18,750
   Changes in assets and liabilities which affect net income:
       Accounts receivable                                                              27,365              398,663
       Film costs                                                                      (20,917)             (59,249)
       Other assets                                                                        282                1,997
       Accounts payable and accrued expenses                                           (50,784)              14,843
       Deferred income                                                                  99,076               53,150
       Loan payable                                                                     18,000                    0
       Due to related party
                                                                                  ---------
                                                                                          (449)                   0
                                                                                          ------                  -

           Net cash used for by operating activities                                  (109,080)            (114,225)

Cash flows from investing activities:
       Purchase of equipment                                                            (3,267)              (1,264)
                                                                                   -------------         ----------

           Net cash used in investing activities                                        (3,267)
                                                                                   -------------
                                                                                                             (1,264)



   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.


            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                               Six months ended       Six months
                                                                                   June 30,             ended
                                                                                       2001            June 30,
                                                                                  -------------
                                                                                                           2000

Cash flows from financing activities:
     Issuance of common stock (repayment of long term debt)                   $         50,000     $      (80,000)
                                                                                  -------------        -----------

          Net cash provided by (used for) financing activities                      50,000            (80,000)

          Net decrease in cash                                                        (63,347)            (195,489)

Cash at beginning of year                                                              162,369              476,198
                                                                                    -----------          ----------

Cash at end of period                                                         $        100,022    $         280,709
                                                                                    ===========          ==========

Supplemental cash flow information: Cash paid during the year for:
     Interest                                                                 $                   $           2,008
                                                                                  ==========            ===========
                                                                                           685
     Income taxes                                                             $          1,650    $           1,059
                                                                                  =============         ===========






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


Basis of presentation

     The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000. The Independent Auditor's Report dated April 10, 2001 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2001, the results of operations and its cash flows for the six months ended June 30, 2001 and 2000 have been included. The results of operations for the interim period are not necessarily indicative of results, which may be realized for the full year.

                        AVENUE ENTERTAINMENT GROUP, INC.

                                   (Unaudited)





2.       Film costs



         Film costs consist of the following:

                                                            June 30,
                                                              2001

In process or development                          $        288,104
Released, net of accumulated amortization                   317,457
  of $16,600,950                                            -------
                                                   $        605,561
                                                         ==========





3.       Loan Payable

     On April 9, 2001 the Company entered into an unsecured loan for $100,000 at prime plus 1% with City National Bank which matures January 1, 2002. As of June 30, 2001 $18,000 had been borrowed under the loan.




4.       Acquisition

     On February 8, 2001, the Company concluded a merger with Double Bay Entertainment, Inc. ("DBE") for the purchase of LCA Productions, Inc. ("LCA"). In connection with the merger 400,000 shares of the Company's common stock were exchanged on closing and an additional 330,000 shares were exchanged in March 2001. In connection with this transaction, the Company recorded $154,000 in goodwill which represents the excess of the purchase price over the fair value of the Company. The goodwill is being amortized over ten years.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis should be read in conjunction with the Company's consolidated condensed financial statements and related notes thereto.

Liquidity and Capital Resources

     At June 30, 2001, the Company had approximately $100,000 of cash. Revenues have been insufficient to cover costs of operations for the quarter ended June 30, 2001. The Company has a working capital deficiency and has an accumulated deficit of $6,391,000 through June 30, 2001. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated April 10, 2001 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

Results of Operations

     For the quarter and six months ended June 30, 2001, the Company had a loss before income taxes of approximately $218,000 and $658,000 compared to a loss of $425,000 and $880,000 for the quarter and six months ended June 30, 2000. The loss for the period was primarily the result of reduced revenues earned.

Revenues

     Revenues for the three months ended June 30, 2001 were approximately $259,000 compared to $149,000 for the three months ended June 30, 2000. The revenues earned in 2001 were derived from the licensing of rights of the "Hollywood Collection" in secondary markets through Janson Associates and for the movie, "Danny" through Monterey Video. The revenues earned in 2000 included a nonrefundable $50,000 supervisory development fee related to the setup of two motion pictures with a third party financier. Revenues for the six months ended June 30, 2001 were approximately $331,000 compared to $249,000 for the six months ended June 30, 2000.

Film production costs

     Film production costs for the quarter and six months ended June 30, 2001 were $87,000 and $105,000 compared to $85,000 and $136,000 for the quarter and six months ended June 30, 2000.

Selling, General and Administrative

     Selling, general and administrative (S,G&A) expenses for the quarter and six months ended June 30, 2001 were $390,000 and $883,000 compared to $490,000 and $993,000 for the quarter and six months ended June 30, 2000.

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

     Pursuant to an Agreement and Plan of Merger the Company acquired LCA Productions, Inc. ("LCA") in exchange for up to 800,000 shares of the Company's Common Stock of which 400,000 was exchanged at closing in February 2001. Upon the first draw down of the production financing, or such earlier date depending on certain criteria being met, Double Bay Entertainment, Inc. ("DBE") will have a right to receive an additional 400,000 shares of the Company's Common Stock. As of June 30, 2001, DBE received 330,000 of the additional 400,000 shares of the Company's common stock.


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

                                  June 30, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                        AVENUE ENTERTAINMENT GROUP, INC.





DATE:             August 15, 2001           Gene Feldman
                                            Chairman of the Board




DATE:             August 15, 2001           Cary Brokaw
                                            President and Chief Executive
                                            Officer, Director




DATE:             August 15, 2001          Sheri L. Halfon
                                           Senior Vice President,
                                           Chief Financial Officer