Form 10QSB
period 2001-09-30
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2002-01-18
CIK 1023298

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended September 30, 2001

                                       or

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

                                 (310) 996-6815
                       ---------------------------------
              (Registrant's telephone number, including area code)

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

Number of shares outstanding of each of issuer's classes of common stock as of November 10, 2001:

     Common Stock                             5,371,030

                        AVENUE ENTERTAINMENT GROUP, INC.

                                Table of Contents


PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       --------

         Unaudited Consolidated Condensed Balance Sheet -
         September 30, 2001                                               1

         Unaudited Consolidated Condensed Statements of Operations -
         Three Months and Nine Months Ended September 30, 2001 and 2000   2


         Unaudited Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended September 30, 2001 and 2000                    3

         Unaudited Notes to Consolidated Condensed Financial Statements   5

         Management's Discussion and Analysis or Plan of Operation        7

PART II. OTHER INFORMATION

                  Signatures                                             10

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.

                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET


                                                          September 30,
                                                                2001

Assets

Cash                                                 $            97,147
Accounts receivable                                               79,622
Income tax receivable                                             18,332
Film costs, net                                                  612,199
Property and equipment, net                                       41,394
Goodwill                                                       1,546,335
Other assets                                                      17,140
                                                             -----------
Total assets                                         $         2,412,169
                                                               =========


Liabilities and Stockholder's Equity

Accounts payable and accrued expenses                $           661,255
Deferred income                                                  240,701
Loan payable                                                      70,000
Deferred compensation                                            775,062
Due to related party                                             146,597
                                                              ----------
Total liabilities                                              1,893,615
                                                               ---------

Stockholders' equity

Common stock, par value $.01 per share                            53,710
Additional paid-in capital                                     7,172,839
Accumulated Deficit                                           (6,554,308)
Treasury Stock                                                    (3,687)
Note receivable for common stock                                (150,000)
                                                              -----------
Total stockholders' equity                                       518,554
                                                             -----------
Total liabilities and stockholders' equity           $         2,412,169
                                                              ==========


   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS




                                                              Nine months                          Nine Months
                                                          ended September 30,                  ended September 30,
                                                          -------------------                  -------------------
                                                               2001             2000               2001              2000
                                                               -----            -----              -----             ----

Operating revenues                                      $    286,638     $    621,504    $     617,353    $      870,439
                                                   ---------------  ----------------  ------------------ ---------------

Cost and expenses:
  Film production costs                                       45,962          131,149          151,349           267,214
  Selling, general & administrative
     expenses                                                403,625          539,758        1,286,909         1,532,603
                                                   ------------------------------------------------------------------------

       Total costs and expenses                              449,587          670,907        1,438,258         1,799,817
                                                   ------------------------------------------------------------------------

Loss before income tax                                      (162,949)         (49,403)        (820,725)         (929,378)

Income tax expense                                               300            4,163
                                                                                                 1,950              5,222
                                                   ------------------------------------------------------------------------

Net loss                                            $       (163,249)    $    (53,566)   $    (822,675)   $      (934,600)
                                                   ========================================================================

Basic and diluted loss per common stock             $           (.03)    $      (0.01)   $        (.15)   $         (0.20)
                                                   ========================================================================





   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS






                                                                   Nine months ended      Nine months ended
                                                                        September 30,       September 30,
                                                                            2001                2000
                                                                       -------------       ----------------

Cash flows from operating activities:
   Net loss                                                        $       (822,675)   $        (934,600)
Adjustments to reconcile net loss to net cash (used for)
     provided by operating activities:
   Depreciation                                                              13,969               18,246
   Amortization - film production costs                                     130,469              248,142
   Amortization - goodwill                                                  220,654              210,390
   Deferred compensation                                                    255,202              128,116
   Stock compensation                                                             0               28,125
   Changes in assets and liabilities which affect net income:
       Accounts receivable                                                   34,414              339,360
       Film costs                                                           (66,078)              (2,769)
       Other assets                                                             499                1,818
       Accounts payable and accrued expenses                                (46,662)            (103,989)
       Deferred income                                                       98,702               (5,827)
       Due to related party                                                    (449)              47,874
                                                                       ---------            ------------

           Net cash used for by operating activities                       (181,955)             (25,114)

Cash flows from investing activities:
       Purchase of equipment                                                 (3,267)              (3,838)
                                                                        -------------         ----------

           Net cash used in investing activities                             (3,267)              (3,838)
                                                                        -------------          ----------



   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                              Nine months ended      Nine months ended
                                                                                September 30,          September 30,
                                                                                     2001                   2001
                                                                                -------------          -------------

Cash flows from financing activities:
     Issuance of common stock                                                 $         50,000     $      (80,000)
     Repayment of long term debt                                                             0           (277,500)
     Loan payable                                                                       70,000                  0
                                                                                  ------------         -----------

           Net cash provided by (used for) financing activities                        120,000            (276,860)

           Net decrease in cash                                                        (65,222)           (305,812)

Cash at beginning of year                                                              162,369             476,198
                                                                                    -----------          ----------

Cash at end of period                                                         $         97,147    $         170,386
                                                                                    ===========          ==========

Supplemental cash flow information:
     Cash paid during the year for:
     Interest                                                                 $          1,318    $           3,598
                                                                                  ==============        ===========
     Income taxes                                                             $          1,950    $           5,222
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


Basis of presentation

     The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000. The Independent Auditor's Report dated April 10, 2001 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2001, the results of operations and its cash flows for the nine months ended September 30, 2001 and 2000 have been included. The results of operations for the interim period are not necessarily indicative of results, which may be realized for the full year.

                        AVENUE ENTERTAINMENT GROUP, INC.

                                   (Unaudited)





2.       Film costs


         Film costs consist of the following:

                                                               September 30,
                                                                    2001

In process or development                                    $     333,265
Released, net of accumulated amortization                          278,934
                                                                ----------
  of $16,639,473                                             $     612,199
                                                                ==========




3.       Loan Payable

     On April 9, 2001 the Company entered into an unsecured loan for $100,000 at prime plus 1% with City National Bank which matures January 1, 2002. As of September 30, 2001 $70,000 had been borrowed under the loan.



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

Liquidity and Capital Resources

     At September 30, 2001, the Company had approximately $97,000 of cash. Revenues have been insufficient to cover costs of operations for the quarter ended September 30, 2001. The Company has a working capital deficiency and has an accumulated deficit of $6,554,000 through September 30, 2001. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated April 10, 2001 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

Results of Operations

     For the quarter and nine months ended September 30, 2001, the Company had a loss before income taxes of approximately $163,000 and $821,000 compared to a loss of $49,000 and $929,000 for the quarter and nine months ended September 30, 2000. The loss for the period was primarily the result of reduced revenues earned.

Revenues

     Revenues for the three months ended September 30, 2001 were approximately $287,000 compared to $622,000 for the three months ended September 30, 2000. The revenues earned in 2001 were derived from the licensing of rights of the "Hollywood Collection" in secondary markets through Janson Associates and for the movie, "Danny" through Monterey Video, producing fees for the HBO project, "Path to War", and from HBO as the result of a first look arrangement. The revenues earned in 2000 included a nonrefundable $50,000 supervisory development fee related to the setup of two motion pictures with a third party financier. Revenues for the nine months ended September 30, 2001 were approximately $618,000 compared to $870,000 for the nine months ended September 30, 2000.

Film production costs

     Film production costs for the quarter and nine months ended September 30, 2001 were $46,000 and $151,000 compared to $131,000 and $267,000 for the quarter and nine months ended September 30, 2000.

Selling, General and Administrative

     Selling, general and administrative (S,G&A) expenses for the quarter and nine months ended September 30, 2001 were $404,000 and $1,287,000 compared to $540,000 and $1,533,000 for the quarter and nine months ended September 30, 2000.

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

                               September 30, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                        AVENUE ENTERTAINMENT GROUP, INC.





DATE:             November 15, 2001           Gene Feldman
                                              Chairman of the Board




DATE:             November 15, 2001           Cary Brokaw
                                              President and Chief Executive
                                              Officer, Director




DATE:             November 15, 2001           Sheri L. Halfon
                                              Senior Vice President,
                                              Chief Financial Officer