Form 10QSB/A
period 2001-06-30
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2002-04-09
CIK 1023298

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  Form 10QSB/A


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

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED Consolidated CONDENSED StatementS of Cash Flows






                                                                       Six months ended       Six months
                                                                           June 30,             ended
                                                                               2001            June 30,
                                                                          -------------
                                                                                                  2000

Cash flows from operating activities:
   Net loss                                                           $       (659,426)   $        (881,034)
Adjustments to reconcile net loss to net cash (used for)
   provided by operating activities:
   Depreciation                                                                  9,813               12,085
   Amortization - film production costs                                         91,946              101,541
   Amortization - goodwill                                                     146,675              140,260
   Deferred compensation                                                       229,339               84,769
   Stock compensation                                                                0               18,750
   Changes in assets and liabilities which affect net income:
       Accounts receivable                                                      27,365              398,663
       Film costs                                                              (20,917)             (59,249)
       Other assets                                                                282                1,997
       Accounts payable and accrued expenses                                   (50,784)              14,843
       Deferred income                                                          99,076               53,150
       Loan payable                                                             18,000                    0
       Due to related party
                                                                              ---------
                                                                                  (449)                   0
                                                                                  ------                  -

           Net cash used for by operating activities                          (109,080)            (114,225)

Cash flows from investing activities:
       Purchase of equipment                                                    (3,267)              (1,264)
                                                                           -------------         ----------

           Net cash used in investing activities                                (3,267)
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

                        AVENUE ENTERTAINMENT GROUP, INC.

                                   (Unaudited)





2.       Film costs



         Film costs consist of the following:

                                                               June 30,
                                                                 2001

In process or development                                 $     288,104
Released, net of accumulated amortization                       317,457
                                                              ----------
  of $16,600,950                                          $     605,561
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

ITEM 2 IS HEREBY AMENDED AND RESTATED IN ITS ENTIRETY AS FOLLOWS:

Item 2.  Management's Discussion and Analysis or Plan oF
                  Operation.



         The Company's interim financial statements have not been reviewed by our independent public accountants prior to the filing of our Form 10-Q.


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

                                           AVENUE ENTERTAINMENT GROUP, INC.





DATE:             April 9, 2002          BY:   Gene Feldman
                                               Chairman of the Board




DATE:             April 9, 2002          BY:   Cary Brokaw
                                               President and Chief Executive
                                               Officer, Director




DATE:             April 9, 2002          BY:   Sheri L. Halfon
                                               Senior Vice President,
                                               Chief Financial Officer