Form 10QSB/A
period 2001-09-30
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2002-04-09
CIK 1023298

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  Form 10QSB/A


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended September 30, 2001

                                       or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from                     to

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

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED Consolidated CONDENSED StatementS of Operations




                                                              Nine months                          Nine Months
                                                          ended September 30,                  ended September 30,
                                                          -------------------                  -------------------
                                                               2001             2000               2001              2000
                                                               -----            -----              -----             ----

Operating revenues                                  $    286,638     $      621,504    $       617,353    $      870,439
                                                   ---------------  ----------------  ------------------ ---------------

Cost and expenses:
  Film production costs                                       45,962          131,149          151,349           267,214
  Selling, general & administrative
     expenses                                                403,625          539,758        1,286,909         1,532,603
                                                   ------------------------------------------------------------------------

       Total costs and expenses                              449,587          670,907        1,438,258         1,799,817
                                                   ------------------------------------------------------------------------

Loss before income tax                                     (162,949)         (49,403)          (820,725)         (929,378)

Income tax expense                                               300            4,163
                                                                                            1,950              5,222
                                                   ------------------------------------------------------------------------

Net loss                                            $   (163,249)    $      (53,566)   $     (822,675)   $     (934,600)
                                                   ========================================================================

Basic and diluted loss per common stock             $                $                 $                  $
                                                   (.03)            (0.01)            (.15)              (0.20)
                                                   ========================================================================





   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED Consolidated CONDENSED StatementS of Cash Flows






                                                                              Nine months ended      Nine months
                                                                                September 30,           ended
                                                                                       2001         September 30,
                                                                                  -------------
                                                                                                          2000

Cash flows from operating activities:
   Net loss                                                                   $       (822,675)   $        (934,600)
Adjustments to reconcile net loss to net cash (used for)
    provided by
    operating activities:
   Depreciation                                                                         13,969               18,246
   Amortization - film production costs                                                130,469              248,142
   Amortization - goodwill                                                             220,654              210,390
   Deferred compensation                                                               255,202              128,116
   Stock compensation                                                                        0               28,125
   Changes in assets and liabilities which affect net income:
       Accounts receivable                                                              34,414              339,360
       Film costs                                                                      (66,078)              (2,769)
       Other assets                                                                        499                1,818
       Accounts payable and accrued expenses                                           (46,662)            (103,989)
       Deferred income                                                                  98,702               (5,827)
       Due to related party                                                                                  47,874
                                                                                  ---------            ------------
                                                                                          (449)

           Net cash used for by operating activities                                  (181,955)             (25,114)

Cash flows from investing activities:
       Purchase of equipment                                                            (3,267)              (3,838)
                                                                                   -------------         ----------

           Net cash used in investing activities                                        (3,267)
                                                                                   -------------
                                                                                                             (3,838)



   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED Consolidated CONDENSED StatementS of Cash Flows



                                                                              Nine months ended      Nine months
                                                                                September 30,           ended
                                                                                       2001         September 30,
                                                                                  -------------
                                                                                                           2000

Cash flows from financing activities:
     Issuance of common stock                                                 $         50,000     $      (80,000)
     Repayment of long term debt                                                                        (277,500)
                                                                                  0
     Loan payable                                                                       70,000
                                                                                  ------------
                                                                                                       0

              Net cash provided by (used for) financing activities                     120,000          (276,860)

           Net decrease in cash                                                        (65,222)            (305,812)

Cash at beginning of year                                                              162,369              476,198
                                                                                    -----------          ----------

Cash at end of period                                                         $         97,147    $         170,386
                                                                                    ===========          ==========

Supplemental cash flow information: Cash paid during the year for:
     Interest                                                                 $          1,318    $           3,598
                                                                                  ==============        ===========
     Income taxes                                                             $          1,950    $           5,222
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

                                             AVENUE ENTERTAINMENT GROUP, INC.





DATE:             April 9, 2001          BY:    Gene Feldman
                                                Chairman of the Board




DATE:             April 9, 2001          BY:    Cary Brokaw
                                                President and Chief Executive
                                                Officer, Director




DATE:             April 9, 2001          BY:    Sheri L. Halfon
                                                Senior Vice President,
                                                Chief Financial Officer