Form 10KSB
period 2001-12-31
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2002-04-15
CIK 1023298

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission File Number 001-12885
                        AVENUE ENTERTAINMENT GROUP, INC.
                 (Name of Small Business Issuer in its charter)

            Delaware                                           95-4622429
----------------------------                                   ----------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

11111 Santa Monica Blvd., Suite 525, Los Angeles, CA               90025
----------------------------------------------------               -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:           (310) 996-6800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of each exchange on which registered:
-------------------                   ------------------------------------------
Common Stock, $.01 Par Value                   OTCBB

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

State issuer's revenues for its most recent fiscal year:  $887,240

As of April 4, 2002, the aggregate market value of the voting and non-voting common equity, held by non-affiliates (assuming for this calculation only that all officers and directors are affiliates) was approximately $30,000 based on the closing price of the Common Stock on the Over the Counter Bulletin Board on April 4, 2002.

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

Class                                          Outstanding at March 30, 2002
-----                                          -----------------------------
Common Stock, par value $.01 per share              5,371,030 shares

DOCUMENTS INCORPORATED BY REFERENCE:                      NONE

                                TABLE OF CONTENTS
                                                                       Page
PART I

         Item 1.    Description of Business...............................2

         Item 2.    Description of Property..............................16

         Item 3.    Legal Proceedings....................................16

         Item 4.    Submission of Matters to a Vote of
                    Security Holders.....................................16

PART II

         Item 5.    Market for the Registrant's Common Equity
                    and Related Stockholder Matters......................17

         Item 6.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........17

         Item 7.    Financial Statements.................................21

         Item 8.    Changes In and Disagreements with Accountants
                    on Accounting and Financial Disclosure...............42

PART III

         Item 9.    Directors, Executive Officers, Promoters
                    and Control Persons; Compliance with
                    Section 16(a) of the Exchange Act....................43

         Item 10.   Executive Compensation...............................45


         Item 11.   Security Ownership of Certain
                    Beneficial Owners and Management.....................49

         Item 12.   Certain Relationships and Related
                    Transactions.........................................52

         Item 13.   Exhibits and Reports on Form 8-K.....................54

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

         The Company has one year remaining of a three year non-exclusive multiple co-financing agreement with Intermedia. Intermedia is one of the pre-eminent foreign sales companies in the film industry. Intermedia has co-financed and licensed such films as Sliding Doors, Hilary and Jackie, The Wedding Planner, KPAX and the upcoming K-19 starring Harrison Ford. The agreement provides Avenue with favorable distribution terms for its films in the international market, co-financing for its feature films providing for co-ownership of the copyright of most films, favorable producing fees and funding for the film development expenses of projects undertaken with Intermedia.

        Current feature film projects of the Company with Intermedia include the following titles: Mindhunters and Phobic.

         In January 2002 the Company commenced production on Mindhunters which is co-financed by Intermedia and Dimension Films. Dimension which is a division of Miramax and a wholly owned subsidiary of the Walt Disney Company, will release the film domestically. Intermedia will license the international rights. Written by Wayne Kramer and Erhen Kruger and directed by Renny Harlin, the story concerns a serial killer amidst the most elite unit of the FBI. Mindhunters stars Val Kilmer, Christian Slater, LL Cool J and Kathryn Morris.

         Phobic is a highly charged and terrifying thriller written by Chris Bertolet about a former New York homicide detective drawn back into the search for a serial killer who kills his victims based on their worst feat. Intermedia will co-finance the film and license it internationally. The Company is currently in negotiations with a potential director. The Company hopes to commence production in late 2002 or early 2003.

         Wages of Sin is a highly suspenseful thriller written by William Brown and Antonella Osborne about a celebrated defense attorney whose life is turned upside down when he is perfectly framed for his ex-wife's murder. The Company hopes to commence production late this year.

         The Company is also developing Villa America, adapted by the celebrated screenwriter/playwright John Guare, from the novel, Everybody Was So Young written by Amanda Vaille for USA Films. The Company is also developing The Moviegoer, adapted by acclaimed director Terrence Malick and based on the renowned novel by Walker Percy, as well as The Courier, written by Michael Brandt and Derek Haas with Jan DeBont (Speed, Twister) attached to direct which will be financed by Splendid Films.

         The Company also has approximately 12 other feature film projects currently in development including Stealing Cars, The Tiny Problems of White People, Gulf Coast, Living Dangerously and War Story. However, no assurance can be given as to when or if any of these projects will be completed.

         Although the Company continues to pursue vigorously the development and/or production of these projects, there can be no assurance that each project will be produced within the indicated time frame and budget due to the contingencies of securing talent, financing, and distribution.


Made-for-Television/Cable Movies

         The Company has also successfully produced many made-for-television movies and movies for cable television. Movies produced for television include:

In The Eyes of a Stranger (CBS), See Jane Run (ABC), A Stranger in Town (CBS), The Almost Perfect Bank Robbery (CBS), Two Mothers for Zachary (ABC) and Tell Me No Secrets (ABC).

         The Company currently has approximately 6 other television movies and mini-series in active development including Special Occasions (CBS), based on the play by Bernard Slade and The Chimes written by Mark Medoff based on Charles
Dickens novella, The Chimes of Christmas........

         For cable television, the Company produced Amelia Earhart: The Final Flight for TNT, starring Diane Keaton and Rutger Hauer, Path To Paradise: The Untold Story of the World Trade Center Bombing for HBO, starring Peter Gallagher and Marcia Gay Hardin, and The Timeshifters for TBS.

         In March 2001, the Company entered into a two year First Look Cable Television Production Agreement with HBO Films. Under this agreement, HBO contributes to the Company's overhead and provides enhanced producing fees for films produced for HBO.

         The Company produced a cable television movie based on the Pulitzer Prize winning play Wit for HBO. Directed by the Academy Award winning director Mike Nichols, Wit stars Emma Thompson and Christopher Lloyd. The movie premiered in March 2001 and earned seven Emmy nominations. Wit won three Emmy Awards including the award for Best Made For Television Movie.

         The Company is currently in post production on Path to War, an original movie for HBO starring Michael Gambon, Alec Baldwin and Donald Sutherland. Path to War, which tells the story of the tragic escalation of the Vietnam War by the Johnson administration, is directed by the acclaimed John Frankenheimer and is scheduled to premiere in May 2002.

         The Company is currently in production on the two-part six hour movie event Angels in America, based on the Pulitzer Prize and Tony Award winning plays by Tony Kushner for HBO. Directed by the Academy Award winning director, Mike Nichols, Angels in Amercia stars Al Pacino, Meryl Streep, Emma Thompson, Mary Louise-Parker and Jeffrey Wright amongst many others.

          With HBO, the Company is developing a two-hour movie Normal, based on the new play, Looking For Normal, by Emmy Award winning writer and Emmy nominated director, Jane Anderson which will star Jessica Lange.

         With HBO, the Company is developing movies based on Stiffed, the acclaimed book by Susan Faludi, which chronicles the state of men in contemporary America, Vita and Virginia, written by Eileen Atkins and based on the relationship between Virginia Wolfe and Vita Saville West, and Murder of Napoleon, based on the novel by David Hapgood and Ben Weider which will be co-produced with Mike Nichols.

         The Company is also currently developing two television series, The Four Horsemen and Sold.

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

         The Company does not currently have an output agreement in effect. While much of its current development in long form television had been financed under the Pearson Agreement, until such time as a new output agreement is signed, the Company will pre sell its television movies on a title by title basis.

        On occasion, Mr. Brokaw or other Company executives produce pursuant to "for hire" arrangements with programmers. In such producer-for-hire arrangements, Mr. Brokaw and the Company do not have financing responsibility or ownership of the films. Mr. Brokaw receives a substantial producer's fee for such services. Mr. Brokaw provided such services to HBO as a producer-for-hire on Wit and Path to War.


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

"Hollywood's Children"                "Audrey Hepburn Remembered"
"The Horror Of It All"                "Mae West. And The Men Who Knew Her"
"Ingrid"                              "The Story Of Lassie"
"Marilyn Monroe: Beyond The Legend"   "Charlton Heston: For All Seasons"
"Steve McQueen: Man On The Edge"      "Roger Moore: A Matter Of Class"
"Grace Kelly: The American Princess"  "Yul Brynner: The Man Who Was King"
"Cary Grant: The Leading Man"         "Ingrid Bergman Remembered"
"Gregory Peck: His Own Man"           "Jack Lemmon: America's Everyman"
"Vivien Leigh: Scarlett And Beyond"*  "Joan Crawford: Always The Star"
"Anthony Quinn: An Original"          "Fred MacMurray: The Guy Next Door"
"Robert Mitchum: The Reluctant Star"  "Shirley MacLaine: Kicking Up Her Heels"
"Michael Caine: Breaking The Mold"    "Barbara Stanwyck: Straight Down The Line"
"Shirley Temple: America's Little
   Darling"                           "Gary Cooper: The Face Of A Hero"
"Clint Eastwood: the Man From
   Malpaso"**                         "Walter Matthau: Diamond In The Rough"
"Alan Ladd: The True Quiet Man"

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

Major Customers

         The Company's revenue has historically been derived from the production of a relatively small number of programs and licensing revenues. Given this fact, the limited number of outlets for the Company's productions, and the individually significant license fees generated from certain of its sales, certain customers have historically accounted for a significant portion of the Company's revenue. The Company derived approximately 55% and 25% of its total revenue for the year ended December 31, 2001 from HBO related to the made for cable television movie Path to War and from Janson Associates related to the licensing of the Hollywood Collection in secondary markets and Bravo, respectively.

Employees

         The Company has 5 full time employees.

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

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

                          MARKET PRICE OF COMMON STOCK

        The Company's Common Stock commenced trading n the OTCBB on April 25, 2001 under the symbol "PIXG". The following table sets forth the high and low sales prices for the Common Stock on the OTCBB for the years ended December 31, 2001 and on the American Stock Exchange for the year ended December 31, 2000.

            2001                   High Sale                   Low Sale
            ----                   ---------                   --------
         1st Quarter                 $0.75                       $0.20
         2nd Quarter                 $0.28                       $0.02
         3rd Quarter                 $0.16                       $0.03
         4th Quarter                 $0.06                       $0.02

            2000                   High Sale                   Low Sale
            ----                   ---------                   --------
         1st Quarter                 $2.88                       $0.63
         2nd Quarter                 $1.88                       $0.63
         3rd Quarter                 $2.38                       $0.38
         4th Quarter                 $0.75                       $0.13

         As of March 30, 2002, there were 162 holders of record of Common Stock.

         On April 4, 2002, the closing price of the Common Stock on the OTCBB was $0.02.

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

Liquidity and Capital Resources

         At December 31, 2001, the Company had approximately $73,000 of cash. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, revenues have been insufficient to cover costs of operations in the past four years. The Company has a working capital deficiency and has an accumulated deficit of $7,427,000 through December 31, 2001. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated March 28, 2002 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

Results of Operations

         For the year ended December 31, 2001 the Company had a loss before income taxes of $1,688,000 as compared to a loss of $971,000 for the year ended December 31, 2000.

Revenues

         Revenues for the year ended December 31, 2001 were $887,000 as compared to $974,000 for the year ended December 31, 2000. Revenues for the year ended December 31, 2001 were derived primarily from HBO related to producer fees for Path to War and the HBO First Look Deal as well as from licensing of its programming in secondary markets through Janson Associates. Revenues for the year ended December 31, 2000 were derived primarily from licensing of rights to its programming in secondary markets through Janson Associates and Bravo, as well as producer fees related to the made for television movie Wit.

Film Production Costs

         Film production costs for the year ended December 31, 2001 were $361,000 as compared to $207,000 for the year ended December 31, 2000. The increased film production costs include reserves of approximately $198,000 taken on development costs during the year.

Selling, General, and Administrative

         Selling, general and administrative expenses ("SG&A") for the twelve months ended December 31, 2001 and 2000 were $1,654,000 and $1,738,000, respectively. Included in SG&A for the period is approximately $280,000 of amortization of goodwill related to the Avenue Pictures acquisition on September 30, 1996. The remaining SG&A costs for 2001 and 2000 relate to salaries, occupancy costs and professional fees.

Income Taxes

         For the years ended December 31, 2001 and 2000, the Company had income tax expense of $7,650 and $5,300, respectively.

Recent Developments

         The shares of the Company's Common Stock are currently listed on the OTC Bulletin Board ("OTCBB"). Due to the continued decline in the share price of the Company's Common Stock and continued operating losses, the Company received a letter from AMEX dated February 2001, stating that they have failed to meet the criteria of AMEX's continued listing guidelines. The exchange noted that the Company's operating results had been unsatisfactory and its financial condition had been impaired, that they have had losses in two of its three most recent fiscal years and losses in three of its four most recent fiscal years. In addition, the exchange noted that the Company's public float is below the exchange's minimum requirements, that they have not complied with the annual shareholders' meeting requirements and have not paid the exchange's listing fees. As a result, the Company's failure to meet AMEX's maintenance criteria resulted in the discontinuance of the inclusion of its shares in the AMEX in April 2001.

Recent Accounting Developments

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect adoption of SFAS No. 141 to have a material impact, if any, on its financial position or results of operations.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. The Company does not expect adoption of SFAS No. 142 to have a material impact, if any, on its financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.


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

ITEM 7.                           FINANCIAL STATEMENTS


                                                                     Page
Avenue Entertainment Group, Inc.

        Independent Auditors' Reports                                22-23

        Consolidated Balance Sheet as of December 31, 2001           24

        Consolidated Statements of Operations for the years
          ended December 31, 2001 and 2000                           25

        Consolidated Statement of Stockholders' Equity (Deficit)
          for the years ended December 31, 2001 and 2000             26

        Consolidated Statement of Cash Flows for the years ended
          December 31, 2001 and 2000                                 27

        Notes to Consolidated Financial Statements                   29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

        The Board of Directors and Stockholders
        Avenue Entertainment Group, Inc.:

        We have audited the accompanying consolidated balance sheet of Avenue Entertainment Group, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avenue Entertainment Group, Inc. and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended December 31, 2001, the Company incurred a net loss of $1,695,759, and it had negative cash flows from operations of $216,373. In addition, the Company had an accumulated deficit of $7,427,392 as of December 31, 2001. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


        SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

        Los Angeles, California
        March 28, 2002

                          INDEPENDENT AUDITORS' REPORT


         The Board of Directors and Stockholders
         Avenue Entertainment Group, Inc.:

        We have audited the accompanying consolidated balance sheee of Avenue Entertainment Group, Inc. as of December 31, 2000 and the related consolidated statements of operations,statements of stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avenue Entertainment Group, Inc. as of December 31, 2000 and the results of its operations and its cash flows for each of the years in the two year peiord ended December 31, 2000 conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that Avenue Entertainment Group, Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements for the year ended December 31, 2000, the Company has suffered net losses from operations, has a working capital deficiency and has incurred accumulated losses through December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                          /s/  KPMG LLP

         New York, New York
         April 10, 2001

                        AVENUE ENTERTAINMENT GROUP, INC.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001

                                     Assets

Cash                                                            $     72,729
Accounts receivable, net of allowance of $10,000                     102,794
Other receivable                                                     125,000
Film costs, net                                                      377,112
Property and equipment, net                                           37,338
Goodwill, net of accumulated amortization of $2,049,200              909,999
Other assets                                                          18,340
                                                              --------------

Total assets                                                     $ 1,643,312
                                                                 ===========

                      Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses                              $ 609,578
Deferred income                                                      348,708
Loan payable                                                          80,000
Deferred compensation                                                812,959
Due to related party                                                 146,597
                                                                -------------

Total liabilities                                                  1,997,842
                                                                 -----------

Commitments and contingencies

Stockholders' Deficit:
 Common stock, par value $.01 per share, 15,000,000 shares
         Authorized, 5,371,030 shares issued and outstanding          53,710
 Additional paid-in capital                                        7,172,839
 Accumulated Deficit                                              (7,427,392)
 Treasury Stock, at cost                                              (3,687)
 Note receivable for common stock                                   (150,000)
                                                               --------------

Total stockholders' deficit                                         (354,530)
                                                               --------------

Total liabilities and stockholders' deficit                      $ 1,643,312
                                                                 ===========

          See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 Years ended December 31,
                                           2001                    2000
                                           ----                    ----

Operating revenues                     $    887,240              $   974,180
                                       ------------              -----------

Costs and expenses:
  Film production costs                     361,151                  207,484
  Selling, general and
   administrative expenses                1,651,841                1,737,846
  Impairment loss on goodwill               562,357                        0
                                     --------------       ------------------

Total costs and expenses                  2,575,349                1,945,330
                                      -------------             ------------

Loss before income tax                   (1,688,109)                (971,150)

Income tax expense                            7,650                    5,280
                                   ----------------           --------------

Net loss                               $ (1,695,759)              $ (976,430)
                                       ============               ==========

Basic and diluted loss
 per common share                  $         (0.32)             $       (.21)
                                   ================             =============

Weighted average common
   shares outstanding                     5,296,235                 4,589,808
                                     ==============               ===========

          See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                             Common Stock                  Additional                       Stock
                                              Number of       Treasury      Paid-in     Accumulated    subscription
                                        Shares      Amount     Stock         capital     Deficit          receivable      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,1999            4,589,030    $ 45,890     (3,687)   $ 6,947,894   $ (4,755,203)    $  (150,000)   $ 2,084,894
--------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                                   (976,430)                      (976,430)
Stock option compensation expense                                             28,125                                        28,125
Exercise of option                       2,000          20                       620                                           640

----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000           4,591,030      45,910     (3,687)     6,976,639      (5,731,633)       (150,000)    1,137,229
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                                   (1,695,759)                  (1,695,759)
Issuance of common stock                50,000         500                    49,500                                        50,000
Acquisition of LCA                     730,000       7,300                   146,700                                       154,000
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001           5,371,030       53,710    (3,687)     7,172,839       (7,427,392)       (150,000)    (354,530)
-------------------------------------------------------------------------------------------------------------------------------



          See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               Years ended December 31,
                                                            2001                  2000
                                                            ----                  ----

Cash flows from operating activities
     Net loss                                           $  (1,695,759)             (976,430)
Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation                                              18,025                24,406
     Amortization - film production costs                     379,746               167,527
     Amortization - goodwill                                  856,990               280,520
     Stock option compensation                                      0                28,125

Changes in assets and liabilities affecting net loss:
     Accounts receivable                                     (114,058)              538,693
     Film costs                                               (80,268)              115,733
     Other assets                                                (701)                  530
     Accounts payable and accrued expenses                    (98,339)             (443,128)
     Deferred compensation                                    293,099               179,077
     Deferred Income                                          206,709                (7,129)
     Due to related party                                        (449)               47,874
     Income tax receivable                                     18,632                11,071
                                                         ------------       ---------------

              Net cash used in operating
               activities                                    (216,373)              (33,131)

Cash flows from investing activities:
     Purchase of equipment                                     (3,267)               (3,838)
                                                         -------------       ---------------

     Net cash used in investing activities                     (3,267)               (3,838)
                                                         -----------------------------------

                                   (Continued)

                        AVENUE ENTERTAINMENT GROUP, INC.

                                                Years ended December 31,
                                                2001                  2000
                                                ----                  ----

Cash flows from financing activities:
   Proceeds from the issuance of
    common stock                          $     50,000           $       640
   Repayment of long term debt                       0              (277,500)
   Loan payable                                 80,000                     0

                                          -------------          ------------
       Net cash (used in) provided by
          financing activities                 130,000              (276,860)

       Net decrease in cash                    (89,640)             (313,829)

Cash at beginning of year                      162,369               476,198
                                           -----------          ------------

Cash at end of year                        $    72,729          $    162,369
                                           ===========          ============


Supplemental cash flow information: Cash paid during the year for:
     Interest                              $     2,407         $       3,647
                                          ===========         =============
     Income taxes                          $     1,987         $       5,429
                                           ===========         =============


Supplemental schedule of non-cash investing and financing activities:

   During the year ended December 31, 2001, the Company issued 730,000 shares of common stock valued at $154,000 to purchase LCA Productions, Inc.






          See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (1)   Description of Business

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

  (2)   Going Concern

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues have been insufficient to cover costs of operations for the year ended December 31, 2001. The Company has a working capital deficiency and has an accumulated deficit of $7,427,392 through December 31, 2001. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets or other sources. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

(3)      Acquisition

       In February 2001, the Company concluded a merger with Double Bay Entertainment, Inc. ("DBE") for the purchase of LCA Productions, Inc. ("LCA"). In connection with the merger, 400,000 shares of the Company's common stock were exchanged at closing and an additional 330,000 shares were exchanged in March 2001 for total consideration of $154,000. The Company has accounted for this transaction as a purchase in which the fair value of the assets acquired and liability assumed was zero dollars. As a result, the Company recorded $154,000 of goodwill, subject to final adjustment, which is being amortized over 10 years.

(4)      Summary of Significant Accounting Policies

       Principles of Consolidation

       The Company's financial statements include the accounts of all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Unclassified Consolidated Balance Sheet

       In accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position No. 00-2 ("SOP 00-2"), the Company has elected to present an unclassified consolidated balance sheet.

       Cash and Cash Equivalents

       Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. Included in cash and cash equivalents is restricted cash amounting to $62,000 at December 31, 2001.

       Film Costs

       The Company capitalizes costs incurred to produce a film project, including the interest expense funded under the production loans. Such costs also include the actual direct costs of production and production overhead. These costs are amortized each period on an individual film program basis in the ratio that the current period's gross revenues from all sources for the program bear to management's estimate of anticipated total gross revenues for such film or program from all sources. Revenue estimates are reviewed periodically and adjusted where appropriate and the impact of such adjustments could be material.

       Film property costs are stated at the lower of unamortized cost or estimated net realizable value. Losses which may arise because unamortized costs of individual films exceed anticipated revenues are charged to operations through additional amortization.

       In June 2000, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued Statement of Position No. 00-2 ("SOP 00-2"), "Accounting by Producers or Distributors of Films." SOP 00-2 supersedes current film accounting standards related to the recognition of revenues, costs and film cost valuation and must be adopted by companies for fiscal years beginning after December 15, 2000. SOP 00-2 requires that advertising costs for theatrical and television product be expensed as incurred. Furthermore, revenue associated with the home video market must be recognized upon availability to customers (street date) and not the date the product is shipped. The Company adopted SOP 00-2 during the year ended December 31, 2001, but did not have any charge as a result of the change in accounting principle.

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

       Goodwill

       Goodwill, representing the excess of the purchase prices of Avenue Pictures, Inc. and of LCA over the net assets acquired, is being amortized over a ten-year period on a straight-line basis. Accumulated amortization at December 31, 2001 and 2000 was $2,049,200 and $1,192,210.
       Accumulated amortization at December 31, 2001, included a charge of $562,357 to recognize an impairment loss on the goodwill.

       Impairment of Long-Lived Assets

       The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based upon its most recent analysis, the Company recognized impairment losses in 2001 on goodwill recorded in connection with its acquisition of Avenue Pictures, Inc. and LCA of $422,470 and $139,887, respectively. The goodwill related to LCA was considered to be fully impaired since the Company determined that the rights to certain film titles that it had acquired from LCA had no future value.

       Fair Value of Financial Instruments

       The Company's carrying value of cash, accounts receivable and accounts payable and accrued expenses and due to related party approximate fair value because of the short-term maturity of these instruments.

       Revenue Recognition

       The Company recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 and American Institute of Certified Public Accountants Statement of Position 00-2 (collectively referred to as "SOP 00-2").

       Revenues from feature film distribution licensing agreements are recognized on the date the completed film is delivered or becomes available for delivery, is available for exploitation in the relevant media window purchased by that customer or licensee and certain other conditions of sale have been met pursuant to criteria specified by SOP 00-2.

       Revenues from domestic television and video licensing contracts, which provide for the receipt of non-refundable guaranteed amounts, are recognized when the film is available for exhibition, provided that the other conditions of sale required by SOP 00-2 have been met. Until all conditions of sale have been met, amounts received on such licensing contracts are reflected in the accompanying financial statements as deferred income. International sales and other sales in the United States are recognized in the period in which payment is received.

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

       The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

                                                             2001        2000
                                                            ------      ------
        Options outstanding under the Company's stock
            option plan                                     985,000     985,000
        Warrant issued in conjunction with a
            private placement                               500,000     500,000


       Concentration of Credit Risk

       The Company sells its products throughout the United States, Canada, Australia, and parts of Europe and South America and extends credit to its customers and performs ongoing credit evaluations of such customers. The Company evaluates its accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary.

       Two customers accounted for 55%, and 25% of the Company's net sales for the year ended December 31, 2001. At December 31, 2001, amounts due from these customers were 26%, and 4% of accounts receivable, respectively.

       Three customers accounted for 47%, 23%, and 13% of the Company's net sales for the year ended December 31, 2000. At December 31, 2000, amounts due from these customers were 22%, 28%, and 0% of accounts receivable.


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

       Recently Issued Accounting Pronouncements

       In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect adoption of SFAS No. 141 to have a material impact, if any, on its financial position or results of operations.

       In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. The Company does not expect adoption of SFAS No. 142 to have a material impact, if any, on its financial position or results of operations.

       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

       In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.


(5)    Film Costs

       Film costs consist of the following:

                                                                   December 31,
                                                                          2001
       In process or development                                   $     97,534
       Released, net of accumulated amortization of $16,888,750         279,578
                                                                      ---------
                                                                   $    377,112

       Net film costs at December 31 consisted of production, acquisition, interest and costs for the development of stories and scenarios. These costs were offset by accumulated amortization were stated at the lower of cost or estimated net realizable value.

       The following is a summary of the changes in net film costs:

                  Net film costs, December 31, 1999              $    959,850
                  Additions                                           (115,733)
                  Amortization                                        (167,527)
                                                                    ----------

                  Net film costs, December 31, 2000                    676,590
                  Additions                                             80,268
                  Amortization                                       ( 379,746)
                                                                   -----------

                      Net film costs, December 31, 2001            $   377,112
                                                                  =============


       There are no capitalized interest costs included in each of the years ended December 31, 2001 and 2000.

       SOP 00-2 requires the Company to prepare estimates of future film cost amortization and the amount of accrued participation and residual liabilities expected to be paid in the next operating cycle. Based on these estimates, the Company expects to amortize a minimum of $83,000 of completed film costs within the next year in addition to amortizing at least 90% of completed film costs within the next three years. The Company is not a distributor of films and therefore is not responsible for the payment of participations and residuals.


 (6)   Property and Equipment

       The major classes of property and equipment consist of the following:

                                                 Useful             December 31,
                                                  life                  2000
       Machinery and equipment                  4 to 5 years         $ 233,207
       Furniture and fixtures                   10 years                29,495
       Leasehold improvements                   3 to 4 years             3,267
                                                                    -----------
                                                                       260,969
       Less accumulated depreciation                                  (228,631)
                                                                   ------------
                                                                     $  37,338

       Depreciation expense was $18,025 and $24,406 for the year ended December 31, 2001 and 2000, respectively.

  (7)   Loan Payable


       On April 9, 2001, the Company entered into an unsecured loan for $100,000 at prime plus 1% with City National Bank which matured on January 1, 2002 and was extended through April 1, 2002. Repayment of the loan is guaranteed personally by the Company's President. The balance of $80,000 as of December 31, 2001 was paid in full in February 2002.


 (8)   Commitments and Contingencies

       Leases

       The Company is obligated under a lease for office space, which requires minimum annual rentals, plus increases based on real estate taxes and operating costs. In addition to a security deposit of $12,061, the Company delivered a letter of credit in the amount of $62,000 issued by City National Bank.

       Rent expense was $143,122 and $135,137 for the years ended December 31, 2001 and 2000, respectively.

       Minimum annual rental commitments at December 31, 2001 under the noncancelable operating leases are as follows:

        2002                                               132,420
        2003                                               132,420
        2004                                               113,350
                                                         ----------
        Total minimum obligations                         $375,190
                                                          ==========


       Employment Agreements

       Effective September 30, 1996, the Company entered into five-year employment agreements with its President and its Chairman providing for an annual salary of $450,000, plus benefits and $150,000, plus benefits, respectively. Increases to base salaries and bonuses (limited to twice the base salary) will be determined at the discretion of the Compensation Committee of the Board of Directors. In 2001 and 2000, the President deferred $262,000 and $248,000 of his compensation, respectively. The Company is currently renegotiating a new five-year employment agreement with its President.

(9)      Stockholders' Equity

       Stock Options

       In March 1997, the Company adopted The Avenue Entertainment Group, Inc. Stock Option and Long Term Incentive Compensation Plan (the "Plan") which provides for the grant of an aggregate of 1,750,000 shares of common stock of the Company. The options may be exercised subject to continued employment and certain other conditions. The options vest over a five-year period and expire five to ten years from the date of grant. At December 31, 2001 and 2000, 985,000 and 896,000 options were exercisable, respectively.

       Option activity under the Plan was as follows:


                                                                                              Weighted
                                                                                               average
                                                         Number of         Price range       exercisable
                                                           shares           per share           price

       Options Outstanding at December 31, 1999          1,356,500         .32 - 1.81              1.45
                                                        -----------        ----------           -------

         Options Exercised                                  (2,000)               .32               .32
                                                       ------------        ----------          ---------

       Options Cancelled                                  (369,500)        .32 - 1.81               .66
                                                         -----------       ----------           --------

       Options Outstanding at December 31, 2000            985,000        1.70 - 1.81              1.75
                                                        ------------      -----------           -------

       Options Cancelled                                   - 0 -              - 0-                -0-
                                                       -------------      -----------           --------

       Options Outstanding at December 31, 2001            985,000        1.70 - 1.81              1.75
                                                       -----------        -------------         ------

       The Company recorded compensation expense related to stock options granted at prices less than market value totaling $28,125 for the year ended December 31, 2000.

        At December 31, 2001, the weighted average remaining contractual life of all outstanding options was 4.9 years.

        The following table summarizes information about options outstanding under the Plan at December 31, 2001:


                                                         Weighted
                                           Weighted      average
          Number        Range of            average       years       Number
        Outstanding  exercise prices    exercise price  remaining   exercisable
        -----------------------------------------------------------------------

           500,000          $1.70          $1.70           5           500,000
           485,000           1.81           1.81           5           485,000
        ----------------------------------------------------------------------
           985,000      1.70-1.81           1.75         4.9           985,000
        ----------------------------------------------------------------------

       Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been or increased to the pro forma amounts indicated below:

                                               December 31,    December 31,
                                                   2001            2000
                                                   ----            ----

        Net loss                               $ (1,695,759)      $(976,430)
                            Pro forma            (1,746,746)     (1,064,627)

        Basic and diluted
          loss per share    As reported            (.32)              (.21)
                            Pro forma               (.33)             (.23)


       Pro forma net loss reflects only options granted in the years ended December 31, 2001 and 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to August 1, 1994 is not considered.

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

       Sale of Common Stock

       Pursuant to a stock subscription agreement between the Company and Robison Enterprises, Inc. ("REI"), upon closing in January 2001 REI received $50,000 shares of the Company's Common Stock (the "Subscription Shares") in exchange for $50,000. On or before the last day of each month, commencing on the month following the month of the closing, REI was to purchase at least 50,000 shares of $1.00 per share of the remaing 550,000 shares until such time as all such remaining shares had been purchases by REI. In addition, REI was issued a Warrant to purchase an additional 600,000 shares at $2.00 per share, which may only be exercised after all of the Subscription Shares had been purchased by REI. No additional purchases under the stock subscription have been made subsequent to the closing.

(10)  Income Taxes

       Components of income tax expense (benefit) are as follows:

                                           December 31,       December 31,
                                               2001               2000
                                               ----               ----
            Federal                        $    --               $  --
            State and local                   7,650                5,280
                                           ---------            --------
                                           $  7,650              $ 5,280
                                            ==========            =======


       Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                     December 31,  December 31,
                                                        2001          2000
                                                        ----          ----
  Tax (benefit)
    at Federal statutory rate of 34%                 $ (564,318)   $ (330,191)
  Increase (decrease) in taxes resulting from:
  State and local income taxes, net of
    federal income tax benefit                          (46,370)      (10,810)
  Nondeductible goodwill amortization                   291,377        95,377
  Other                                                  10,098         1,266
  Change in valuation allowance                         316,863       249,638
                                                  -------------     ---------
  Total                                          $        7,650    $    5,280
                                                  ===============   ==========


       The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities are as follows:

                                                                    2001
       Deferred tax assets
       Accrued expenses and other                                 $ 498,000
       Stock options                                                107,500
       NOLs                                                       1,481,690
                                                               ------------
                                                                  2,087,190
       Valuation allowance                                       (1,970,855)
                                                                ------------
       Total deferred tax assets                                    116,325
                                                               ============--

       Deferred tax liabilities

       Deferred state tax liabilities                              (116,325)
                                                                ------------
       Total deferred tax liabilities                              (116,325)
                                                                ------------
       Net tax assets                                        $            0
                                                            ===============

        For Federal and State income tax purposes, the Company has unused net operating loss carryforwards of approximately $3,670,000 and $2,645,000, respectively expiring through 2020.


(11)   Related Party Transactions

       Transactions with GP Strategies

       At December 31, 2001, the Company owed GP Strategies, an affiliated company and major stockholder, $146,597 related to the payment of certain expenses of the Company by GP Strategies. The amount owed does not bear interest and does not have a maturity date.

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

       Distribution Agreement

       On March 1, 1994, the Company entered into an agreement with Janson Associates whereby Janson Associates (the distributor) was granted sole and exclusive rights to license essentially all the programs of the Company's "Hollywood Collection" for all forms of television and video worldwide. The Hollywood Collection is a series of one-hour motion picture profiles of Hollywood's biggest stars, which are aired by a major cable network. The distributor also gained the exclusive right to execute all contracts for the exploitation of these rights. Revenues earned for the years ended December 31, 2001 and 2000 were $220,000 and $462,000, respectively. Included in operating expenses was $70,000 and $170,000, of commissions to Janson Associates incurred in the years ended December 31, 2001 and 2000, respectively. The President of Janson Associates is related to the Company's Chairman through marriage.


  (12) Postretirement Benefit

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

       In the prior years the Company had determined that $640,000 was the present value of the expected benefit payments and was accruing such amount on a straight-line basis over the term of the Chairman's employment contract, which covers the period from September 30, 1996 to December 31, 2001. As a result of significant changes in the actual results of operations from the projected results which were utilized in the initial actuarial valuation, the Company had a new valuation performed in 2001. This valuation determined that the liability at December 31, 2001 would be $163,000. Accordingly, the Company has adjusted their liability as of December 31, 2000 to reflect the accrued balance based on the revised estimates.


       This agreement also gives the Chairman the option to purchase certain assets of the Wombat Product Division of the Company at book value following the termination of his employment, and a right of first refusal if the Company wishes to sell the Wombat film library for normal consideration, subject to reasonable producer fees, rights of licensees and existing distribution rights.

(13)  Recent Development

       The Company received a letter from the American Stock Exchange ("AMEX") notifying the Company that it has fallen below certain of AMEX's continued listing guidelines because of the Company's recurring losses. The Company attended a meeting with AMEX on November 16, 1999 to discuss its listing eligibility. As a result of this meeting AMEX informed the Company that they would be granted an extension until after the filing of the Company's December 31, 1999 year-end financial statements to enable the Company to satisfy the listing criteria. Due to the continued decline in the share price of the Company's common stock and continued operating losses, the Company received a follow up letter in February 2001 stating that they have failed to meet the criteria of AMEX's continued listing guideline. The Company had appealed the AMEX determination and a hearing was scheduled for April 17, 2001. However the Company decided not to pursue the appeal. As a result, the Company's failure to meet AMEX's maintenance criteria resulted in discontinuance of the inclusion of the Company's shares in AMEX.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following table sets forth certain information concerning the directors and officers of the Company:

Name                  Age      Position
Gene Feldman          75       Chairman of the Board, President of Wombat
Cary Brokaw           50       President, Chief Executive Officer and Director
Michael Feldman       34       Executive Vice President and Director
Sheri L. Halfon       45       Senior Vice President, Chief Financial Officer
                               and Director
Doug Rowan            63       Director
Michael Hammer        46       Director

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

ITEM 10.      EXECUTIVE COMPENSATION

Executive Compensation

         The following table sets forth the aggregate compensation paid or accrued to the Company's executive officers for the services rendered in 2001, 2000, and 1999.

                           SUMMARY COMPENSATION TABLE

                                                                         Long-Term
                                                                       Compensation
                                                                          Awards
                                              Annual Compensation          Stock               All Other
                                             Salary          Bonus        Options            Compensation
Name and Principal Position          Year      ($)            ($)           (#)                   ($)
---------------------------          ----   -------         ------       ---------          ---------------



Cary Brokaw                         2001  450,000(1)
President, Chief Executive          2000  450,000
Officer and Director                1999  450,000

Gene Feldman                         2001    150,000(2)
Chairman of the Board,               2000    150,000
President of Wombat                  1999    150,000

(1) Mr. Brokaw's salary for the year pursuant to his employment agreement was $450,000, of which $262,000 has been deferred by Mr. Brokaw.

(2) Mr. Feldman's salary for the year was $150,000.


Option Grants in 2001

No options were granted in 2001 to the named executive officers.

         The following table sets forth information concerning the value of unexercised options as of December 31, 2001 held by the executives named in the Summary Compensation Table above. No options were exercised during 2001.


                AGGREGATED OPTION EXERCISES AT DECEMBER 31, 2000
                           AND YEAR-END OPTION VALUES

                             Number of Securities                             Value of Unexercised
                            Underlying Unexercised                           In-the-Money Options at
                          Options at Fiscal Year End                             Fiscal Year End
Name                  Exercisable (E)/ Unexercisable (U)              Exercisable (E)/ Unexercisable (U)(1)
----                  ----------------------------------              -------------------------------------
Gene Feldman               75,000(E)                 0(U)                       0(E)               $0(U)
Cary Brokaw               400,000(E)                 0(U)                       0(E)                0(U)
Sheri Halfon               75,000(E)                 0(U)                       0(E)                0(U)
----------

(1) Calculated based on the closing price of the Common Stock $.04687 as reported by the OTCBB on December 31, 2001.

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


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

         The only persons known by the Board of Directors to be the beneficial owner of more than five percent of the outstanding shares of Common Stock of the Corporation, as of March 30, 2002, are indicated below:


Name and Address                                  Amount and Nature
of Beneficial Owner                           of Beneficial Ownership*           Percent of Class
-------------------                           -----------------------            ----------------

Cary Brokaw                                        1,811,350(1)                            31%
c/o Avenue Pictures, Inc.
11111 Santa Monica Boulevard
Suite 525
Los Angeles, CA 90025

GP Strategies Corporation                          1,067,900                               20%
9 West 57th Street
New York, New York 10019

Hammer International Foundation                      980,192(2)                            17%
2425 Olympic Blvd., Suite140E
Santa Monica, CA  90404

Double Bay Entertainment                             730,000                               14%
c/o the Law Offices of A. Chandler Warren
7715 Sunset Blvd., Suite 208
Los Angeles, CA 90046

---------------------
* As used in this Form 10-KSB, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of the Corporation's Common Stock of the sole or shared investment power with respect to such Common Stock.

(1) Includes vested options to purchase up to 300,000 shares of Common Stock of the Corporation at a price of $1.70 per share, exercisable until September 30, 2006 and vested options to purchase up to 100,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007.

(2) Includes Warrants to purchase 500,000 shares of Common Stock of the Corporation at an exercise price of $2.00 per share until August 9, 2002. Mr. Hammer, a director of the Company, disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in these shares.

          SECURITY OWNERSHIP OF DIRECTORS AND NAMED EXECUTIVE OFFICERS

         The following table sets forth, as of March 30, 2002, beneficial ownership of shares of Common Stock of the Company by each director, each of the named executive officers and all directors and executive officers as a group:

                                Total Number of Shares              Percent of
                                   of Common Stock                    Common
Name                              Beneficially Owned                 Stock(1)
----                              ------------------                 --------

Gene Feldman                            241,700(2)                      4

Cary Brokaw                           1,811,350(3)                     31

Michael Feldman                         242,000(4)(5)                   4

Sheri L. Halfon                          75,100(6)                      1

Doug Rowan                               11,000(7)                      *

Michael Hammer                          980,192 (8)                    17

Directors and Executive               3,361,342(9)                     57
  Officers as a Group
  (6 persons)
----------
* The number of shares owned is less than one percent of the outstanding shares.

(1) The percentage of class calculation assumes for each beneficial owner that all of the options are deemed to be exercised in full only by the named beneficial owner and that no other options are deemed to be exercised by any other stockholder.

(2) Does not include 17,500 shares of Common Stock of the Corporation which are owned by Mr. Feldman's wife, Suzette St. John Feldman, as to which Mr. Feldman disclaims beneficial ownership. Includes vested options to purchase up to 75,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007

(3) See footnote 1 to Principal Stockholders table.

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

(8)      See footnote 2 to Principal Stockholders table.

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

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed on the accompanying Index to Exhibits are incorporated by reference as part of this Annual Report.

(b) There were no reports on Form 8-K filed by the Registrant duing the last quarter of the period covered by this report.

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

Dated:   April 12, 2002

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


Dated: April 12, 2002

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

  10.4 Avenue Entertainment Group, Inc. Stock Option and Long Term Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10(c)(i) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

  10.5 Employment Agreement, dated as of September 30, 1996, among The CineMasters Group, Inc., Avenue Pictures, Inc. and Cary Brokaw. Incorporated herein by reference to Exhibit 10(c)(ii) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

  10.6 Employment Agreement, dated as of September 30, 1996, among The CineMasters Group, Inc., Avenue Pictures, Inc. and Gene Feldman. Incorporated herein by reference to Exhibit 10.(c)(iii) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

  10.7 Form of Option Grant Agreement, dated as of March 10, 1997 between Avenue Entertainment Group, Inc. and the Optionee. Incorporated herein by reference to Exhibit 10(c)(vi) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.

  10.8 Amendment Number 1 dated January 8, 2001 to the Agreement and Plan of Merger dated November 21, 2000, by and among the Company, LCA Acquisition Subsidiary, Inc., LCA Inc. and Double Bay Entertainment, Inc. Incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on January 29, 2001

  10.9 Subscription Agreement dated November 15, 2000 between Robison Enterprises, Inc. and the Company. Incorporated herein by reference to
          Exhibit 10.2 of the Company's Form 8-K filed on January 29, 2001.

  10.10 Amendment Number 1 dated January 8, 2001 to the Subscription Agreement dated November 15, 2000 between Robison Enterprises, Inc. and the Company. Incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K filed on January 29, 2001.

  10.11 Amendment Number 2 dated January 8, 2001 to the Subscription Agreement dated November 15, 2000 between Robison Enterprises, Inc. and the Company. Incorporated herein by reference to Exhibit 10.4 of the Company's Form 8-K filed on January 29, 2001.

  10.12 Subscription Agreement between the Company and Hammer International Foundation dated August 10, 1999. Incorporated herein by reference to
          Exhibit 4.4 of the Company's Registration Statement on Form S-3 filed on February 1, 2001.

  10.13 Warrant issued by the Company to Robison Enterprises, Inc. dated November 15, 2000. Incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 8-K filed on January 29, 2001

  10.14 Warrant issued by the Company to Hammer International Foundation dated August 10, 1999. Incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-3 filed on February 1, 2001.

  10.15 Form 8-K filed by the Registrant on April 10, 2002 reporting Item 4. Changes in Registrant's Certifying Accountants. Incorporated herein by reference.

  21       Subsidiaries of the Company *

  23.1     Consent of KPMG LLP*

  23.2     Consent of Singer Lewak Greenbaum & Goldstein LLP

--------------
* Filed herewith.