Form 10QSB
period 2002-03-31
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2002-05-15
CIK 1023298

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended March 31, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from            to

Commission File Number:                              001-12885
                        -----------------------------------------------------

                        AVENUE ENTERTAINMENT GROUP, INC.
                  ------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                            95-4622429
---------------------------                         --------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                            Identification No.)


11111 Santa Monica Blvd., Suite 525
Los Angeles, California                                      90025
--------------------------------------------        --------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (310) 996-6815
                       --------------------------------
              (Registrant's telephone number, including area code)

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

Number of shares outstanding of each of issuer's classes of common stock as of May 10, 2002:



     Common Stock                               5,371,030

                        AVENUE ENTERTAINMENT GROUP, INC.

                                Table of Contents


PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       --------

         Unaudited Consolidated Condensed Balance Sheet -
         March 31, 2002                                                  1

         Unaudited Consolidated Condensed Statements of Operations -
         Three Months Ended March 31, 2002 and 2001                      2

         Unaudited Consolidated Condensed Statements of Cash Flows -
         Three Months Ended March 31, 2002 and 2001                      3

         Unaudited Notes to Consolidated Condensed Financial Statements  5

         Management's Discussion and Analysis or Plan of Operation       8

PART II. OTHER INFORMATION

                  Signatures                                            12

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.


                 UNAUDITED Consolidated Condensed Balance Sheet


                                                                     March 31,
                                                                        2002
                                                                    (unaudited)
Assets

Cash                                                            $      233,924
Accounts receivable, net of allowance of $10,000                        52,630
Film costs, net                                                        367,194
Property and equipment, net                                             33,730
Goodwill, net of accumulated amortization of $2,049,200                909,999
Other assets                                                            17,298
                                                                   -----------
Total assets                                                    $   1,614,775
                                                                     =========


Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses                           $      448,250
Deferred income                                                        365,390
Deferred compensation                                                  838,679
Due to related party                                                   146,597
                                                                    ----------
Total liabilities                                                    1,798,916
                                                                     ---------

Stockholders' deficit

Common stock, par value $.01 per share, $15,000,000 shares
        authorized, 5,371,030 shares issued and outstanding             53,710
Additional paid-in capital                                           7,172,839
Accumulated deficit                                                 (7,257,003)
Treasury stock, at cost                                                 (3,687)
Note receivable for common stock                                      (150,000)
                                                                    -----------
Total stockholders' deficit                                           (184,141)
                                                                   ------------
Total liabilities and stockholders' deficit                     $    1,614,775
                                                                    ==========


   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS






                                                            Three months        Three months
                                                               ended               ended
                                                             March 31,           March 31,
                                                                  2002                2001__
                                                             -------------   ------   ----
                                                            (unaudited)         (unaudited)

Operating revenues                                       $        516,245    $         72,097
                                                               ----------           ---------

Costs and expenses:
Film production costs                                              22,991              18,386
Selling, general and administrative expenses                      322,405             493,653
                                                               ----------          ----------
Total costs and expenses                                          345,396             512,039
                                                               ----------          ----------

Income (loss) before income tax                                   170,849            (439,942)

Income tax expense                                                     460                 50
                                                             -------------       ------------

Net income (loss)                                        $        170,389    $       (439,992)
                                                                =========           ==========

Basic and diluted income (loss) per common stock         $                   $           (.09)
                                                             ============          ==========
                                                                      .03

Weighted average common shares outstanding                      5,371,030           4,995,252
                                                              ============         ==========





   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS






                                                                                 Three months        Three months
                                                                                    ended               ended
                                                                                  March 31,           March 31,
                                                                                       2002                2001__
                                                                                  -----------     ------   ----
                                                                                (unaudited)          (unaudited)

Cash flows from operating activities:
   Net profit (loss)                                                          $        170,389    $        (439,992)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
   Depreciation                                                                          3,608                4,938
   Amortization - film production costs                                                 16,986               11,115
   Amortization - goodwill                                                                   0               70,130
   Deferred compensation                                                                25,720               93,193
   Changes in assets and liabilities which affect net income:
       Accounts receivable                                                             175,164               59,397
       Film costs                                                                       (7,068)              (5,609)
       Other assets                                                                      1,042               (2,073)
       Accounts payable and accrued expenses                                          (161,328)              (3,416)
       Deferred income                                                                  16,682               99,076
       Due to related party                                                                    0               (449)
                                                                                  --------------        ------------

           Net cash provided by (used for) operating activities                        241,195             (113,690)





   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                 Three months        Three months
                                                                    ended               ended
                                                                  March 31,           March 31,
                                                                       2002                2001
                                                                  -------------   ------   ----
                                                                 (unaudited)          (unaudited)

Cash flows from financing activities:
  Issuance of common stock                                       $    -                 50,000
  Loan payable                                                     (80,000)                  0

    Net cash provided by (used for) financing activities           (80,000)              50,000

    Net increase (decrease) in cash                                161,195              (63,690)

Cash at beginning of year                                           72,729              162,369
                                                                 ---------             --------

Cash at end of period                                            $ 233,924            $  98,679
                                                                ==========           ==========

Supplemental cash flow information:
  Cash paid during the year for:
     Interest                                                    $     674            $       4
                                                                ==========            =========

     Income taxes                                                $     460            $      50
                                                                ==========            =========






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


Basis of presentation

         The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001. The Independent Auditor's Report dated March 28, 2002 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2002, and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001 have been included. The results of operations for the interim period are not necessarily indicative of results which may be realized for the full year.

                        AVENUE ENTERTAINMENT GROUP, INC.

Earnings (Loss) per Common Share

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

           The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

                                                            Three months ended
                                                                 March 31,
                                                             2002        2001
                                                            -------     -------
Options outstanding under the Company's stock option plan   985,000     985,000
Warrant issued in conjunction with a private placement      500,000     500,000



2.      Film costs

        Film costs consist of the following:

                                                             March 31,
                                                                2002

       In process or development                             $  85,204
       Released, net of accumulated amortization               281,990
                                                             ---------
           of $16,911,741                                    $ 367,194
                                                             =========

                        AVENUE ENTERTAINMENT GROUP, INC.

3.     Property and Equipment

       The major classes of property and equipment consist of the following:

                                                    Useful          March 31,
                                                     life             2002

       Machinery and equipment                    4 to 5 years      $ 233,207
       Furniture and fixtures                         10 years         29,495
       Leasehold improvements                     3 to 4 years          3,267
                                                                     --------
                                                                      265,969
       Less accumulated depreciation                                 (232,239)
                                                                    ----------
                                                                     $  33,730

       Depreciation expense was $3,608 and $4,938 for the quarter ended March 31, 2002 and 2001, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with the Company's consolidated condensed financial statements and related notes thereto.

Critical Accounting Policies

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expense and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivables, inventories and impairment of intangibles. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

         Revenue Recognition. The Company recognizes revenue in accordance with the provisions of Statement of Financial Accounting Standards No. 139 and American Institute of Certified Public Accountants Statement of Position 00-2 (collectively referred to as "SOP 00-2").

         Revenues from feature film distribution licensing agreements are recognized on the date the completed film is delivered or becomes available for delivery, is available for exploitation in the relevant media window purchased by that customer or licensee and certain other conditions of sale have been met pursuant to criteria set by SOP 00-2.

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

         Film Costs. The Company capitalizes costs incurred to produce a film project, including the interest expense funded under the production loans. Such costs also include the actual direct costs of production and production overhead. These costs are amortized each period on an individual film program basis in the ratio that the current period's gross revenues from all sources for the program bear to management's estimate of anticipated total gross revenues for such film or program from all sources. Revenue estimates are reviewed periodically and adjusted where appropriate and the impact of such adjustments could be material.

         Film property costs are stated at the lower of unamortized cost or estimated net realizable value. Losses which may arise because unamortized costs of individual films exceed anticipated revenues are charged to operations through additional amortization.

         Advertising costs for theatrical and television product are expensed as incurred. Revenue associated with the home video market is recognized upon availability to customers (street date).

Liquidity and Capital Resources

         At March 31, 2002, the Company had approximately $234,000 of cash. Revenues were sufficient to cover costs of operations for the quarter ended March 31, 2002. The Company has a working capital deficiency and has an accumulated deficit of $7,257,000 through March 31, 2002. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated March 28, 2002 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

Revenues

         Revenues for the three months ended March 31, 2002 were approximately $516,000 compared to $72,000 for the three months ended March 31, 2001. The revenues earned in 2002 included producing fees for the feature film, "Mindhunters", a nonrefundable fee for "Guilty", overhead fees for the HBO First Look Deal, and producing fees for the HBO projects, "Angels in America" and "Path to War." The revenues earned in 2001 were derived from the licensing of rights of the "Hollywood Collection" in secondary markets through Janson Associates and for the movie "Danny" through Monterey Video.

Film production costs

         Film production costs for the three months ended March 31, 2002 were $23,000 compared to $18,000 for the three months ended March 31, 2001.

Selling, General and Administrative

         Selling, general and administrative (S,G&A) expenses for the three months ended March 31, 2002 were $322,000 compared to $494,000 for the three months ended March 31, 2001. The decrease in S,G&A is primarily due to the elimination of the quarterly goodwill amortization in addition to decreases in professional fees and salaries.

Results of Operations

         For the quarter ended March 31, 2002, the Company had a profit before income taxes of approximately $171,000 compared to a loss of $440,000 for the quarter ended March 31, 2001.

Recent Developments

         The shares of the Company's Common Stock are currently listed on the OTC Bulletin Board ("OTCBB"). Due to the continued decline in the share price of the Company's Common Stock and continued operating losses, the Company received a letter from AMEX dated February 2001, stating that they had failed to meet the criteria of AMEX's continued listing guidelines. The exchange noted that the Company's operating results had been unsatisfactory and its financial condition had been impaired, that they have had losses in two of its three most recent fiscal years and losses in three of its four most recent fiscal years. In addition, the exchange noted that the Company's public float is below the exchange's minimum requirements, that they have not complied with the annual shareholders' meeting requirements and have not paid the exchange's listing fees. As a result, the Company's failure to meet AMEX's maintenance criteria resulted in the discontinuance of the inclusion of its shares in the AMEX in April 2001.

Recent Accounting Developments

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

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

                                 March 31, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                        AVENUE ENTERTAINMENT GROUP, INC.





DATE:             May 15, 2002                Gene Feldman
                                              Chairman of the Board




DATE:             May 15, 2002                Cary Brokaw
                                              President and Chief Executive
                                              Officer, Director




DATE:             May 15, 2002                Sheri L. Halfon
                                              Senior Vice President,
                                              Chief Financial Officer