Form 10-Q
period 2002-06-30
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2002-08-14
CIK 1023298

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended June 30, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from            to

Commission File Number:                              001-12885
                        ------------------------------------------------

                        AVENUE ENTERTAINMENT GROUP, INC.
                  ------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                         95-4622429
---------------------------                           ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                            Identification No.)


11111 Santa Monica Blvd., Suite 525
Los Angeles, California                                     90025
--------------------------------------------          ---------------------
(Address of principal executive offices)                  (Zip Code)

                                 (310) 996-6815
                                 ---------------
              (Registrant's telephone number, including area code)

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

Number of shares outstanding of each of issuer's classes of common stock as of August 10, 2002:



     Common Stock                                5,371,030

                        AVENUE ENTERTAINMENT GROUP, INC.

                                Table of Contents


PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       --------

         Unaudited Consolidated Condensed Balance Sheet -
         June 30, 2002                                                    1

         Unaudited Consolidated Condensed Statements of Operations -
         Three and Six Months Ended June 30, 2002 and 2001                2

         Unaudited Consolidated Condensed Statements of Cash Flows -
         Six Months Ended June 30, 2002 and 2001                          3

         Unaudited Notes to Consolidated Condensed Financial Statements   5

         Management's Discussion and Analysis or Plan of Operation        8

PART II. OTHER INFORMATION

         Signatures                                                      12

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.

                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET


                                                                      June 30,
                                                                        2002

                                                                    (unaudited)
Assets

Cash                                                              $    481,529
Accounts receivable, net of allowance of $10,000                       104,907
Film costs, net                                                        352,879
Property and equipment, net                                             30,345
Goodwill, net of accumulated amortization of $2,049,200                909,999
Other assets                                                            17,511
                                                                    ----------
Total assets                                                      $  1,897,170
                                                                     =========


Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses                             $    466,356
Deferred income                                                        451,640
Deferred compensation                                                  872,679
Due to related party                                                   146,597
                                                                    ----------
Total liabilities                                                    1,937,272
                                                                     ---------

Stockholders' deficit

Common stock, par value $.01 per share, $15,000,000 shares
        authorized, 5,371,030 shares issued and outstanding             53,710
Additional paid-in capital                                           7,172,839
Accumulated deficit                                                 (7,112,964)
Treasury stock, at cost                                                 (3,687)
Note receivable for common stock                                      (150,000)
                                                                    -----------
Total stockholders' deficit                                            (40,102)
                                                                    -----------
Total liabilities and stockholders' deficit                       $  1,897,170
                                                                    ==========


                    See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS





                                                          Three months     Three months                         Six months
                                                             ended             ended       Six months ended        ended
                                                         June 30, 2002     June 30, 2001     June 30, 2002     June 30, 2001
                                                         -------------     -------------     -------------     -------------
                                                          (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                                                                              -----------       -----------

Operating revenues                                       $  494,663       $       258,798   $    1,010,908    $     330,895
                                                          ---------      ----------------- ----------------  ----------------


Cost and expenses:
  Film production costs                                      34,146            87,001            57,137             105,387
  Selling, general & administrative expenses                316,478           389,631           638,883             883,284
  Impairment loss on goodwill                                     0                 0                 0                  0
                                                        -----------------------------------------------------------------------
       Total costs and expenses                             350,624           476,632           696,020             988,671
                                                        -----------------------------------------------------------------------

Income (loss) before income tax                             144,039         (217,834)           314,888            (657,776)

Income tax expense                                                0             1,600               460               1,650
                                                        -----------------------------------------------------------------------

Net income (loss)                                        $  144,039      $  (219,434)      $    314,428       $    (659,426)

                                                        =======================================================================

Basic and diluted income (loss) per common stock         $      .03      $      (.01)      $        .06       $        (.13)
                                                                ===            =====                ===                =====

Weighted average common shares outstanding                 5,371,003        5,183,141         5,371,003            5,183,141

                                                        =======================================================================





   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS






                                                                                     Six months           Six months
                                                                                        ended                ended
                                                                                      June 30,             June 30,
                                                                                        2002                 2001
                                                                                     (unaudited)          (unaudited)

Cash flows from operating activities:
   Net profit (loss)                                                          $        314,428    $        (659,426)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
   Depreciation                                                                          6,993                9,813
   Amortization - film production costs                                                 45,515               91,946
   Amortization - goodwill                                                                   0              146,675
   Deferred compensation                                                                59,720              229,339
   Changes in assets and liabilities which affect net income:
       Accounts receivable                                                             122,887               27,365
       Film costs                                                                      (21,282)             (20,917)
       Other assets                                                                        829                  282
       Accounts payable and accrued expenses                                          (143,222)             (50,784)
       Deferred income                                                                 102,932               99,076
       Due to related party                                                                  0                 (449)
                                                                                  --------------        ------------

           Net cash provided by (used for) operating activities                        488,800             (127,080)

  Cash flows from investing activities:
          Purchase of equipment                                                               0              (3,267)
                                                                                  -------------          -----------

           Net cash used for investing activities                                             0              (3,267)
                                                                                  -------------          -----------



   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                               Six months        Six months
                                                                                  ended             ended
                                                                                 June 30,          June 30,
                                                                                  2002              2001
                                                                               ----------        ---------
                                                                               (unaudited)       (unaudited)

Cash flows from financing activities:
     Issuance of common stock                                                 $                             50,000
                                                                                  -
     Repayment of loan payable                                                         (80,000)             18,000
                                                                                   -------------       -----------

           Net cash provided by (used for) financing activities                        (80,000)             68,000

           Net increase (decrease) in cash                                             408,800              (62,347)

Cash at beginning of year                                                               72,729              162,369
                                                                                   -----------           ----------

Cash at end of period                                                         $        481,529    $         100,022
                                                                                    ==========           ==========

Supplemental cash flow information: Cash paid during the year for:
     Interest                                                                 $            674    $              685
                                                                                   ===========         =============
     Income taxes                                                             $            460    $           1,650
                                                                                   ===========         ============






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


Basis of presentation

         The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001. The Independent Auditor's Report dated March 28, 2002 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2002, and the results of its operations and its cash flows for the six months ended June 30, 2002 and 2001 have been included. The results of operations for the interim period are not necessarily indicative of results which may be realized for the full year.

                        AVENUE ENTERTAINMENT GROUP, INC.

Earnings (Loss) per Common Share

           The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share", which established standards for computing and presenting earnings per share (EPS). The statement simplifies the standards for computing EPS, replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS are based upon the weighted average number of common shares outstanding during the period. Diluted EPS are based upon the weighted average number of common shares if all dilutive potential common shares had been outstanding.

           The following potential common shares have been excluded from the computation of diluted net income (loss) per share for all periods presented because the effect would have been anti-dilutive:

                                                               Six months ended
                                                                  June 30,

                                                              2002         2001

Options outstanding under the Company's stock option plan   985,000     985,000
Warrant issued in conjunction with a private placement      500,000     500,000







2.      Film costs



        Film costs consist of the following:

                                                                June 30,
                                                                  2002

       In process or development                           $     96,992
       Released, net of accumulated amortization                255,887
                                                             ----------
           of $16,934,265                                  $    352,879
                                                              ==========

3.     Property and Equipment

       The major classes of property and equipment consist of the following:

                                                Useful        June 30,
                                                 life            2002
       Machinery and equipment               4 to 5 years    $ 233,207
       Furniture and fixtures                10 years           29,495
       Leasehold improvements                3 to 4 years        3,267
                                                             ----------
                                                               265,969
       Less accumulated depreciation                          (235,624)
                                                             ----------
                                                             $  30,345

       Depreciation expense was $6,993 and $9,813 for the six months ended June 30, 2002 and 2001, respectively.



4.     Change in Accounting Principle

       In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives but requires that these assets be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that their value has diminished or been impaired. Other intangible assets will continue to be amortized over their estimated useful lives. Pursuant to SFAS 142, amortization of goodwill and assembled workforce intangible assets recorded in business combinations prior to June 30, 2001 ceased effective January 1, 2002. Goodwill resulting from business combinations completed after June 30, 2001 will not be amortized. The Company recorded amortization expense of $294,633 on goodwill during the fiscal year ended December 31, 2001. The Company currently estimates that application of the non-amortization provisions of SFAS 142 will reduce amortization expense and increase net income by approximately $294,000 in fiscal 2002. The Company will test goodwill and intangible assets with indefinite lives for impairment during the fiscal year beginning January 1, 2002 and any resulting impairment charge will be reflected as a cumulative effect of a change in accounting principle item 2.  MANAGE,EMT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Liquidity and Capital Resources

         At June 30, 2002, the Company had approximately $482,000 of cash. Revenues were sufficient to cover costs of operations for the quarter ended June 30, 2002. The Company has a working capital deficiency and has an accumulated deficit of $7,113,000 through June 30, 2002. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated March 28, 2002 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

The six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Revenues

         Revenues for the three months ended June 30, 2002 were approximately $495,000 compared to $259,000 for the three months ended June 30, 2001. Revenues earned in 2002 were derived primarily from producing fees for the HBO projects "Angels in America", "Normal" and "Path to War." The revenues earned in 2001 were primarily derived from the licensing of the rights of the "Hollywood Collection" in secondary markets through Janson Associates.

         Revenues for the six months ended June 30, 2002 were approximately $1,011,000 compared to $331,000 for the six months ended June 30, 2001. The revenues earned in 2002 included producing fees for the feature film, "Mindhunters", a nonrefundable fee for "Guilty", overhead fees for the HBO First Look Deal, and producing fees for the HBO projects, "Angels in America", "Normal" and "Path to War." The revenues earned in 2001 were derived from the licensing of rights of the "Hollywood Collection" in secondary markets through Janson Associates and for the movie "Danny" through Monterey Video.

Film Production Costs

         Film production costs for the quarter and six months ended June 30, 2002 were $34,000 and $57,000 compared to $87,000 and $105,000 for the quarter and six months ended June 30, 2001. The decrease in film costs is related to the decrease in revenues derived from the licensing of the "Hollywood Collection."

Selling, General and Administrative

         Selling, general and administrative (S,G&A) expenses for the quarter and six months ended June 30, 2002 were $316,000 and $639,000 compared to $390,000 and $883,000 for the quarter and six months ended June 30, 2001. The decrease in S,G&A is primarily due to the elimination of the quarterly goodwill amortization in addition to decreases in professional fees and salaries.

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

Recent Accounting Pronouncements

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

                        AVENUE ENTERTAINMENT GROUP, INC.

                                  June 30, 2002

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             99.1 Written Statement of the President and Chief Executive Officer pursuant 18 U.S.C. 1350.

             99.2 Written Statement of the Vice President and Chief Financial Officer pursuant 18 U.S.C. 1350.


        (b)  Form 8-K

             There were no reports filed under Form 8-K during the quarter ended June 30, 2002.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                            AVENUE ENTERTAINMENT GROUP, INC.





DATE:             August 14, 2002           BY:  Gene Feldman
                                                 Chairman of the Board




DATE:             August 14, 2002           BY:  Cary Brokaw
                                                 President and Chief Executive
                                                 Officer, Director




DATE:             August 14, 2002           BY:  Sheri L. Halfon
                                                 Senior Vice President,
                                                 Chief Financial Officer