Form 10QSB
period 2002-09-30
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2002-11-15
CIK 1023298

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended September 30, 2002

                                       or

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


Number of shares outstanding of each of issuer's classes of common stock as of November 12, 2002:



     Common Stock                       5,371,030

                        AVENUE ENTERTAINMENT GROUP, INC.

                                Table of Contents


PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       --------

         Unaudited Consolidated Condensed Balance Sheet -
         September 30, 2002                                                 1

         Unaudited Consolidated Condensed Statements of Operations -
         Three and Nine Months Ended September 30, 2002 and 2001            2

         Unaudited Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended September 30, 2002 and 2001                      3

         Unaudited Notes to Consolidated Condensed Financial Statements     5

         Management's Discussion and Analysis or Plan of Operation          8

         Controls and Procedures                                           12

PART II. OTHER INFORMATION

          Signatures                                                       13

          Statement By Principal Executive Officer Regarding Facts and
          Circumstances Relating to Exchange Act Filings                   14

          Statement By Principal Financial Officer Regarding Facts and
          Circumstances Relating to Exchange Act Filings                   16

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.


                 UNAUDITED Consolidated Condensed Balance Sheet


                                                                  September 30,
                                                                        2002
                                                                    (unaudited)
Assets

Cash                                                              $    548,523
Accounts receivable, net of allowance of $10,000                        92,047
Film costs, net                                                        320,724
Property and equipment, net                                             26,960
Goodwill, net of accumulated amortization of $2,049,200                909,999
Other assets                                                            17,849
                                                                   -----------
Total assets                                                      $  1,916,102
                                                                     =========


Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses                             $    439,298
Deferred income                                                        506,321
Deferred compensation                                                  900,479
Due to related party                                                   146,597
                                                                    ----------
Total liabilities                                                    1,992,695
                                                                     ---------

Stockholders' deficit

Common stock, par value $.01 per share, $15,000,000 shares
        authorized, 5,371,030 shares issued and outstanding             53,710
Additional paid-in capital                                           7,172,839
Accumulated deficit                                                 (7,149,455)
Treasury stock, at cost                                                 (3,687)
Note receivable for common stock                                      (150,000)
                                                                    -----------
Total stockholders' deficit                                            (76,593)
                                                                   ------------
Total liabilities and stockholders' deficit                       $  1,916,102
                                                                    ==========


                    See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS





                                                         Three months      Three months    Nine monthsd    Nine months
                                                            ended              ended          ended            ended
                                                       September 30, 2002  September 30,    September 30   September 30,
                                                            2002              2001              2002           2001
                                                        (unaudited)         (unaudited)      (unaudited)   (unaudited



Operating revenues                                     $         309,894    $      286,638        $ 1,320,80           617,533
                                                      -----------------     --------------          --------      ----------------

Cost and expenses:
  Film production costs                                           35,971            45,962            93,108           151,349
  Selling, general & administrative expenses                     310,414           403,625           949,297         1,286,909
  Impairment loss on goodwill                                          0                 0                 0                 0
                                                      -------------------------------------------------------------------------
       Total costs and expenses                                  346,385           449,587         1,042,405         1,438,258
                                                      -------------------------------------------------------------------------

Income (loss) before income tax                                 (36,491)         (162,949)           278,397         (820,725)

Income tax expense                                                     0               300               460             1,950
                                                      -------------------------------------------------------------------------

Net income (loss)                                      $       (36,491)     $     (163,249)       $  277,937    $     (822,675)

                                                      =========================================================================

Basic income (loss) per common stock                   $                    $                     $              $
                                                      ===============        ==============       ===========    =============
                                                      (.01)                           (.03)              .05              (.15)
                                                      =====                           =====              ===             =====

Diluted income (loss) per common stock                (.01)                           (.03)              .04              (.15)
                                                      =====                           =====              ===             =====

Weighted average common shares outstanding-basic      5,371,003                   5,183,141        5,371,003           5,183,141
                                                      =========                   =========        =========           =========

Weighted average common shares outstanding-diluted    5,371,003                   5,183,141        5,183,141           6,214,336
                                                      =========                   =========        =========            =========




   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED CONSOLDIATED CONDENSED STATEMENTS OF CASH FLOWS






                                                                              Nine months           Nine Months
                                                                                ended                 ended
                                                                             September 30,          September 30,
                                                                                 2002                  2001
                                                                             (unaudited)            (unaudited)

Cash flows from operating activities:
   Net profit (loss)                                                          $   277,937           $(822,675)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
   Depreciation                                                                   10,378               13,969
   Amortization - film production costs                                           74,153              130,469
   Amortization - goodwill                                                             0              220,654
   Deferred compensation                                                          87,520              255,202
   Changes in assets and liabilities which affect net income:
       Accounts receivable                                                       135,747               34,414
       Film costs                                                                (17,765)             (66,078)
       Other assets                                                                  491                  499
       Accounts payable and accrued expenses                                    (170,280)             (46,662)
       Deferred income                                                           157,613               98,702
       Due to related party                                                              0               (449)
                                                                                ----------        ------------

           Net cash provided by (used for) operating activities                  555,794             (181,955)

  Cash flows from investing activities:
          Purchase of equipment                                                         0              (3,267)
                                                                                ---------          -----------

           Net cash used for investing activities                                       0              (3,267)
                                                                                ---------          -----------



   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                              Nine months       Nine months
                                                                                ended              ended
                                                                              September 30,     September 30,
                                                                                2002               2001
                                                                              (unaudited)       (unaudited)

Cash flows from financing activities:
     Issuance of common stock                                                $      -               50,000
     Proceeds from (repayment of) loan payable                                    (80,000)          70,000
                                                                                -----------      ---------

           Net cash provided by (used for) financing activities                   (80,000)         120,000

           Net increase (decrease) in cash                                        475,794          (65,222)

Cash at beginning of year                                                          72,729          162,369
                                                                                ---------        ----------

Cash at end of period                                                         $   548,523    $      97,147
                                                                                =========        ==========

Supplemental cash flow information: Cash paid during the year for:
     Interest                                                                 $       677    $       1,318
                                                                                =========        ==========
     Income taxes                                                             $       460    $       1,950
                                                                                =========        ==========






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


Basis of presentation

     The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001. The Independent Auditor's Report dated March 28, 2002 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2002, and the results of its operations and its cash flows for the six months ended September 30, 2002 and 2001 have been included. The results of operations for the interim period are not necessarily indicative of results which may be realized for the full year.

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

                                                                  September 30,
                                                                2002       2001

Options outstanding under the Company's stock option plan    985,000    985,000
Warrant issued in conjunction with a private placement       500,000    500,000


2.   Film costs

     Film costs consist of the following:

                                                                   September 30,
                                                                        2002

     In process or development                                     $     84,759
     Released, net of accumulated amortization of $16,962,903           235,965
                                                                     ----------
                                                                   $    320,724


3.     Property and Equipment

       The major classes of property and equipment consist of the following:

                                             Useful            September 30,
                                              life                 2002
       Machinery and equipment             4 to 5 years        $ 233,207
       Furniture and fixtures              10 years               29,495
       Leasehold improvements              3 to 4 years            3,267
                                                               ---------
                                                                 265,969
       Less accumulated depreciation                            (239,009)
                                                               ----------
                                                               $   26,960

       Depreciation expense was $10,378 and $13,969 for the nine months ended September 30, 2002 and 2001, respectively.

4.     Change in Accounting Principle

       In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives but requires that these assets be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that their value has diminished or been impaired. Other intangible assets will continue to be amortized over their estimated useful lives. Pursuant to SFAS 142, amortization of goodwill and assembled workforce intangible assets recorded in business combinations prior to June 30, 2001 ceased effective January 1, 2002. Goodwill resulting from business combinations completed after June 30, 2001 will not be amortized. The Company recorded amortization expense of $294,633 on goodwill during the fiscal year ended December 31, 2001. The Company currently estimates that application of the non-amortization provisions of SFAS 142 will reduce amortization expense and increase net income by approximately $294,000 in fiscal 2002. The Company will test goodwill and intangible assets with indefinite lives for impairment during the fiscal year beginning January 1, 2002 and any resulting impairment charge will be reflected as a cumulative effect of a change in accounting principle.


5.      Earnings (Loss) Per Share

         Earnings per share for the nine months ended September 30, 2002 were as follows:

           Basic
             Weighted-average of common shares outstanding           5,371,003
             Net income                                             $  277,937
             Net income per share                                   $     0.05

           Diluted
             Weighted-average of common shares outstanding           5,371,003
             Incremental shares assuming dilution                      843,333
                                                                   -----------

             Weighted-average diluted common shares outstanding      6,214,336
                                                                   ===========

             Net income                                             $  277,937
             Net income per share                                   $     0.04


6.      Stockholders' Deficit

        Stock Options

        Suring the nine months ended September 30, 2002, the Company granted 1,265,000 stock options to certain employees. The options have an exercise price of $0.02 per share, vested immediately and expire five years from the date of grant.

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

Liquidity and Capital Resources

     At September 30, 2002, the Company had approximately $549,000 of cash. Revenues were sufficient to cover costs of operations for the quarter ended September 30, 2002. The Company has a working capital deficiency and has an accumulated deficit of $7,149,000 through September 30, 2002. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated March 28, 2002 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

The three and nine months ended September 30, 2002 as compared to the three and nine months ended September 30, 2001.

Revenues

     Revenues for the three months ended September 30, 2002 were approximately $310,000 compared to $287,000 for the three months ended September 30, 2001. Revenues earned in 2002 were derived primarily from producing fees for the HBO projects "Angels in America", "Normal" and "Path to War." The revenues earned in 2001 were primarily derived from the licensing of the rights of the "Hollywood Collection" in secondary markets through Janson Associates and producing fees for the HBO projects, "Wit" and "Path to War" and from HBO as the result of a first look arrangement.

     Revenues for the nine months ended September 30, 2002 were approximately $1,321,000 compared to $618,000 for the nine months ended September 30, 2001. The revenues earned in 2002 included producing fees for the feature film, "Mindhunters", a nonrefundable fee for "Guilty", overhead fees for the HBO First Look Deal, and producing fees for the HBO projects, "Angels in America", "Normal" and "Path to War." The revenues earned in 2001 were derived from producing fees for the HBO projects "Wit" and "Path to War" and from HBO as a result of a first look arrangement and the licensing of rights of the "Hollywood Collection" in secondary markets through Janson Associates and for the movie "Danny" through Monterey Video.

Film Production Costs

     Film production costs for the three and nine months ended September 30, 2002 were $36,000 and $93,000 compared to $46,000 and $151,000 for the three and nine months ended September 30, 2001. The decrease in film costs is related to the decrease in revenues derived from the licensing of the "Hollywood Collection."

Selling, General and Administrative

     Selling, general and administrative (S,G&A) expenses for the three and nine months ended September 30, 2002 were $310,000 and $949,000 compared to $404,000 and $1,287,000 for the three and nine months ended September 30, 2001. The decrease in S,G&A is primarily due to the elimination of the quarterly goodwill amortization in addition to decreases in professional fees and salaries.

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

Recent Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB

Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded, as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. The Company does not expect adoption of SFAS No. 147 to have a material impact, if any, on its financial position or results of operations. This statement is not applicable to the Company.

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


ITEM 3.  CONTROLS AND PROCEDURES

          Based on the evaluation conducted by the Chief Executive Officer and Chief Financial Officer, as of a date within 90 days of the filing date of this quarterly report, of the effectiveness of the Company's disclosure controls and procedures, the CEO and CFO concluded that, as of the evaluation date (1) there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures, (2) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (3) no corrective actions were required to be taken.

                        AVENUE ENTERTAINMENT GROUP, INC.

                               September 30, 2002

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)      Exhibits

                 99.1 Written Statement of the President and Chief Executive Officer pursuant to 18 U.S.C.ss.1350.

                 99.2 Written Statement of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C.ss.1350.


        (b)      Reports

                 No reports were filed under Form 8-K for the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                            AVENUE ENTERTAINMENT GROUP, INC.


DATE:    November 14, 2002                  Gene Feldman
                                            Chairman of the Board


DATE:    November 14, 2002                  Cary Brokaw
                                            President and Chief Executive
                                            Officer, Director


DATE:    November 14, 2002                  Sheri L. Halfon
                                            Senior Vice President,
                                            Chief Financial Officer

       Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                                       By
                           Principal Executive Officer
       Regarding Facts and Circumstances Relating to Exchange Act Filings

I, Cary Brokaw, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Avenue Entertainment Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002




                                                   Cary Brokaw
                                                   Chief Executive Officer

       Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                                       By
                           Principal Financial Officer
       Regarding Facts and Circumstances Relating to Exchange Act Filings

I, Sheri Halfon, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Avenue Entertainment Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002




                                                  Sheri Halfon
                                                  Chief Financial Officer