Form 10KSB
period 2002-12-31
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2003-03-26
CIK 1023298

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission File Number 001-12885
                        AVENUE ENTERTAINMENT GROUP, INC.
                 (Name of Small Business Issuer in its charter)

            Delaware                                        95-4622429
----------------------------                                ---------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

11111 Santa Monica Blvd., Suite 525, Los Angeles, CA               90025
----------------------------------------------------               -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (310) 996-6800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                              Name of each exchange on which
-------------------                              -------------------------------
registered:
Common Stock, $.01 Par Value                                        OTCBB

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

State issuer's revenues for its most recent fiscal year:  $1,516,083

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

Class                                             Outstanding at March 30, 2003
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

         Item 4.    Submission of Matters to a Vote of
                    Security Holders.....................................16

PART II

         Item 5.    Market for the Registrant's Common Equity
                    and Related Stockholder Matters......................17

         Item 6.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........17

         Item 7.    Financial Statements.................................23

         Item 8.    Changes In and Disagreements with Accountants
                    on Accounting and Financial Disclosure...............43

PART III

         Item 9.    Directors, Executive Officers, Promoters
                    and Control Persons; Compliance with
                    Section 16(a) of the Exchange Act....................44

         Item 10.   Executive Compensation...............................46


         Item 11.   Security Ownership of Certain
                    Beneficial Owners and Management.....................49

         Item 12.   Certain Relationships and Related
                    Transactions.........................................52

         Item 13.   Exhibits and Reports on Form 8-K.....................54

         Item 14.   Controls and Procedures..............................54

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

General

         Mr. Brokaw has extensive experience in the motion picture industry. He began his career in the marketing department at Twentieth Century Fox. He also served as executive vice president at Cineplex Odeon and was president and chief executive officer of Island Pictures. Mr. Brokaw has particular experience in producing and releasing modestly budgeted independent films which appeal to the more sophisticated theatergoer. He has enjoyed success with such films as Choose Me, El Norte, Kiss of the Spider Woman, The Trip to Bountiful, Mona Lisa and

Spike Lee's first film, She's Gotta Have It. Mr. Brokaw is responsible for the production and release of Gus Van Sant's Drugstore Cowboy, James Foley's After Dark, My Sweet, Michael Lindsay-Hogg's The Object of Beauty, Jane Campion's Sweetie, and Jim Sheridan's The Field. Mr. Brokaw was the producer of Robert Altman's The Player, the celebrated and successful comedy which was nominated for five Academy awards, including Best Picture. Mr. Brokaw also produced Robert Altman's Short Cuts, which was nominated for several Academy Awards. Mr. Brokaw also produced Restoration, the Academy-Award winning and critically acclaimed epic adventure directed by Michael Hoffman and released by Miramax Films. In 1996, Mr. Brokaw produced Sony Pictures' Voices from a Locked Room, directed by Malcolm Clarke and starring Jeremy Northam. In 1998, the Company completed Finding Graceland starring Harvey Keitel, Johnathan Schaech, and Bridget Fonda, which was fully financed by Largo Entertainment Corp., a wholly owned subsidiary of JVC Entertainment, Inc. All domestic rights to the picture were licensed to the Columbia/TriStar Motion Picture Group and Largo licensed the picture internationally. In 1999, the Company completed Wayward Son starring Harry Connick, Jr., Pete Postlethwaite, Patricia Clarkson and Vanessa Shaw. Financed by way of an insurance backed bank loan, the Company has no financial exposure with respect to the film's success. The film has been the subject of litigation between the bank that financed it and the insurer who insured the bank from loss. The Company does not currently know when or if the film will be licensed for distribution.

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

         In March 2003 the Company completed production on Mindhunters which is co-financed by Intermedia and Dimension Films. Dimension which is a division of Miramax and a wholly owned subsidiary of the Walt Disney Company, will release the film domestically. Intermedia Films, one of the industry's preeminent foreign sales companies, will license the international rights. Written by Wayne Kramer and Erhen Kruger and directed by Renny Harlin, the story concerns a serial killer amidst the most elite unit of the FBI. Mindhunters stars LL Cool J, Val Kilmer, Christian Slater, and Kathryn Morris. The film is scheduled for national release in August 2003.

         Phobic, also in development with Intermedia Films, is a highly charged thriller written by Chris Bertolet about a former New York homicide detective drawn back into the search for a serial killer who kills his victims based on their worst fear. Intermedia Films will co-finance the film and license it internationally. The Company is currently in discussion with a potential director.

         Wages of Sin is a highly suspenseful thriller written by William Brown and Antonella Osborne about a celebrated defense attorney whose life is turned upside down when he is perfectly framed for his ex-wife's murder. Stuart Baird (Executive Decision) is attached to direct and the Company is in discussions with a major studio to finance the film.

         The Company is developing A Life in the Day of Tom Rowan with Constantin Films. The Company is also developing The Moviegoer, adapted by acclaimed director Terrence Malick and based on the renowned novel by Walker Percy to be directed by Tom Dey (Shanghi Noon), as well as The Courier, written by Michael Brandt and Derek Haas with Jan DeBont (Speed, Twister) attached to direct which will be financed by Splendid Films.

         The Company also has approximately 10 other feature film projects currently in development including Everybody Was So Young, The Tiny Problems of White People, Gulf Coast, Living Dangerously and Keys to Jones Harper. However, no assurance can be given as to when or if any of these projects will be completed.

         Although the Company continues to pursue vigorously the development and/or production of these projects, there can be no assurance that each project will be produced within the indicated time frame and budget due to the contingencies of securing talent, financing, and distribution.
                  .........
Made-for-Television/Cable Movies

         The Company has also successfully produced many made-for-television movies and movies for cable television. Movies produced for television include:
In The Eyes of a Stranger (CBS), See Jane Run (ABC), A Stranger in Town (CBS), The Almost Perfect Bank Robbery (CBS), Two Mothers for Zachary (ABC) and Tell Me No Secrets (ABC).

         The Company currently has approximately 4 other television movies and mini-series in active development including Special Occasions (CBS), based on the play by Bernard Slade and The Chimes written by Mark Medoff based on Charles Dickens novella, The Chimes of Christmas.

         For cable television, the Company produced Amelia Earhart: The Final Flight for TNT, starring Diane Keaton and Rutger Hauer, Path To Paradise: The

Untold Story of the World Trade Center Bombing for HBO, starring Peter Gallagher and Marcia Gay Hardin, and The Timeshifters for TBS.

         In March 2001, the Company entered into a two year First Look Cable Television Production Agreement with HBO Films. Under this agreement, HBO contributes to the Company's overhead and provides enhanced producing fees for films produced for HBO. The Company has extended this agreement for two additional years as of March of 2003.

         The Company produced a cable television movie based on the Pulitzer Prize winning play Wit for HBO. Directed by the Academy Award winning director Mike Nichols, Wit stars Emma Thompson and Christopher Lloyd. The movie premiered in March 2001 and earned seven Emmy nominations. Wit won three Emmy Awards including the award for Best Made For Television Movie.

         The Company also produced Path to War, an original movie for HBO, starring Michael Gambon, Alec Baldwin and Donald Sutherland. Path to War, which tells the story of the tragic escalation of the Vietnam War by the Johnson administration, was directed by the acclaimed John Frankenheimer. The film premiered in May 2002 and received Emmy nominations including Best Made for Television Movie.

         The Company is currently in production on the two-part six hour movie event Angels in America, based on the Pulitzer Prize and Tony Award winning plays by Tony Kushner for HBO. Directed by the Academy Award winning director, Mike Nichols, Angels in Amercia stars Al Pacino, Meryl Streep, Emma Thompson, Mary Louise-Parker and Jeffrey Wright amongst many others. A December broadcast is currently scheduled.

          The Company recently produced Normal for HBO which was written and directed by Jane Anderson. The film stars Jessica Lange and Tom Wilkinson and premiered at this year's Sundance Film Festival. The film had its broadcast premiere on March 16th 2003.

         With HBO, the Company is developing movies based on Wayward Angel, written by George Wethern and Vincent Colnett, Vita and Virginia, written by Eileen Atkins and based on the relationship between Virginia Woolf and Vita Saville West, and Murder of Napoleon, based on the novel by David Hapgood and Ben Weider which will be co-produced with Mike Nichols.

         The Company is also currently developing several television series including The Four Horsemen, The Swamp and Witness X.

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

"Vivien Leigh: Scarlett And Beyond"*      "Joan Crawford: Always The Star"
"Anthony Quinn: An Original"              "Fred MacMurray: The Guy Next Door"
"Robert Mitchum: The Reluctant Star"      "Shirley MacLaine: Kicking Up Her
"Michael Caine: Breaking The Mold"            Heels"
"Shirley Temple: America's Little         "Barbara Stanwyck: Straight Down
    Darling"                                  The Line"
"Clint Eastwood: the Man From Malpaso"**  "Gary Cooper: The Face Of A Hero"
"Alan Ladd: The True Quiet Man"           "Walter Matthau: Diamond In The Rough"

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

Major Customers

         The Company's revenue has historically been derived from the production of a relatively small number of programs and licensing revenues. Given this fact, the limited number of outlets for the Company's productions, and the individually significant license fees generated from certain of its sales, certain customers have historically accounted for a significant portion of the Company's revenue. The Company derived approximately 54% and 31% of its total revenue for the year ended December 31, 2002 from HBO related to the First Look Deal and the made for cable television movies Angels in America and Normal and from Intermedia for the theatrical motion picture Mindhunters, respectively.

Employees

         The Company has 6 full time employees.

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

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

                          MARKET PRICE OF COMMON STOCK

         The Company's Common Stock is traded on the OTCBB on April 25, 2001 under the symbol "PIXG". The following table sets forth the high and low sales prices for the Common Stock on the OTCBB for the years ended December 31, 2002 and on the American Stock Exchange for the year ended December 31, 2001.

             2002                        High Sale                   Low Sale
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

         As of March 30, 2003, there were 163 holders of record of Common Stock.

         On March 26, 2003, the closing price of the Common Stock on the OTCBB was $0.02.

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

Liquidity and Capital Resources

         At December 31, 2002, the Company had $358,000 of cash. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, revenues have been insufficient to cover costs of operations in the past five years. The Company has a working capital deficiency and has an accumulated deficit of $8,062,000 through December 31, 2002. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated March 28, 2003 on the Company's consolidated financial statements states that the Company has suffered losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

Results of Operations

         For the year ended December 31, 2002 the Company had a net loss before income taxes of $634,000 as compared to a loss of $1,688,000 for the year ended December 31, 2001.

Revenues

         Revenues for the year ended December 31, 2002 were $1,516,000 as compared to $887,000 for the year ended December 31, 2001. Revenues for the year ended December 31, 2002 were derived primarily from HBO related to producer fees for Angels in America, Normal and the HBO First Look Deal, from Intermedia for the theatrical film Mindhunters as well as from licensing of its programming in secondary markets through Janson Associates. Revenues for the year ended December 31, 2001 were derived primarily from producer fees for Path to War and the HBO First Look Deal and licensing of rights to its programming in secondary markets through Janson Associates.

Film Production Costs

         Film production costs for the year ended December 31, 2002 were $145,000 as compared to $361,000 for the year ended December 31, 2001. The decrease in film production costs was primarily due to the reserves of approximately $198,000 taken on development costs during 2001.

Selling, General, and Administrative

         Selling, general and administrative expenses ("SG&A") for the twelve months ended December 31, 2002 and 2001 were $1,316,000 and $1,652,000, respectively. The remaining SG&A costs for 2002 and 2001 relate to salaries, occupancy costs and professional fees.

Income Taxes

         For the years ended December 31, 2002 and 2001, the Company had income tax expense of $685 and $7,650, respectively.

Cumulative Effect of a Change in Accounting Principle

         Pursuant to SFAS 142, we completed the transitional analysis of goodwill impairment as of September 30, 2002 and recorded an impairment of $688,827 as the cumulative effect of a change in accounting principle for the year ended December 31, 2002.

Critical Accounting Policies and Estimates

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to allowance for doubtful accounts, valuation of long-lived assets and intangibles, including film costs, and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

         Critical accounting policies are those that are important to the portrayal of the Company's financial condition and results, and which require management to make difficult, subjective and/or complex judgments. Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown. We have made critical estimates in the following areas:

         Allowance for doubtful accounts. We are required to make judgments, based on historical experience and future expectations, as to the collectibility of accounts receivable. The allowances for doubtful accounts and sales returns represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible. These allowances are used to reduce gross trade receivables to their net realizable value. The Company records these allowances based on estimates related to the following factors: i) customer specific allowances; ii) amounts based upon an aging schedule and iii) an estimated amount, based on the Company's historical experience, for issues not yet identified.

         Valuation of long-lived and intangible assets, including film costs. Long-lived assets, consisting primarily of property, plant and equipment and intangibles, including film costs comprise a significant portion of the Company's total assets. Long-lived assets, including goodwill and intangibles and film costs, are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by that asset. The cash flow projections are based on historical experience, management's view of growth rates within the industry and the anticipated future economic environment.

         Factors we consider important which could trigger an impairment review include the following:

o significant underperformance relative to expected historical or projected future operating results;
o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
o significant negative industry or economic trends;
o significant decline in our stock price for a sustained period; and
o our market capitalization relative to net book value.

         When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net long-lived assets, goodwill and film costs amounted to $560,000 as of December 31, 2002.

         In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") became effective and as a result, we ceased to amortize approximately $910,000 of goodwill beginning in 2002. We had recorded approximately $857,000 of amortization on this amount during the year ended December 31, 2001. In lieu of amortization, we were required to perform an impairment review of our goodwill in 2002 and an annual impairment review thereafter. The test was performed as of September 30, 2002 which resulted in $688,000 of goodwill impairment. The fair market valuation method used to evaluate goodwill impairment included cash flow estimates for 2003 and subsequent years. If actual cash flow performance does not meet these expectations due to factors cited above, any resulting potential impairment could adversely affect reported goodwill asset values and earnings.

         Accounting for income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

         Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The Company recorded a valuation allowance against its deferred tax assets as of December 31, 2002.

Recent Accounting Developments

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No.
123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.


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

ITEM 7.                                         FINANCIAL STATEMENTS


                                                                            Page
Avenue Entertainment Group, Inc.

        Independent Auditor's Report                                        24

        Consolidated Balance Sheet as of December 31, 2002                  25

        Consolidated Statements of Operations for the years ended
          December 31, 2002 and 2001                                        26

        Consolidated Statement of Stockholders' Equity (Deficit) for the
          years ended December 31, 2002 and 2001                            27

        Consolidated Statements of Cash Flows for the years ended
          December 31, 2002 and 2001                                        28

        Notes to Consolidated Financial Statements                          30

                          INDEPENDENT AUDITOR'S REPORT

        The Board of Directors and Stockholders
        Avenue Entertainment Group, Inc.:

        We have audited the accompanying consolidated balance sheet of Avenue Entertainment Group, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avenue Entertainment Group, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended December 31, 2002, the Company incurred a net loss of $634,490. In addition, the Company had an accumulated deficit of $8,061,882 as of December 31, 2002. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


        SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

        Los Angeles, California
        March 7, 2003

                        Avenue Entertainment Group, Inc.
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2002

                                     Assets

Cash                                                           $    358,216
Accounts receivable, net of allowance of $10,000                     54,935
Film costs, net                                                     320,194
Property and equipment, net                                          18,922
Goodwill, net of accumulated amortization of $2,584,027             221,172
Other assets                                                         17,254
                                                               ------------

Total assets                                                   $    990,693
                                                               ============

                      Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses                             $ 512,692
Deferred income                                                     402,145
Deferred compensation                                               918,279
Due to related party                                                146,597
                                                               -------------

Total liabilities                                                 1,979,713
                                                                -----------

Commitments and contingencies

Stockholders' deficit:
 Common stock, par value $.01 per share, 15,000,000 shares
         authorized, 5,371,030 shares issued and outstanding         53,710
 Additional paid-in capital                                       7,172,839
 Accumulated deficit                                             (8,061,882)
 Treasury stock, at cost                                             (3,687)
 Note receivable for common stock                                  (150,000)
                                                               -------------

Total stockholders' deficit                                        (989,020)
                                                               -------------

Total liabilities and stockholders' deficit                     $   990,693
                                                                 ===========

          See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                               Years ended December 31,
                                                         2002                    2001
                                                         ----                    ----

Operating revenues                                   $  1,516,083             $    887,240
                                                     ------------             ------------

Costs and expenses:
  Film production costs                                   144,719                  361,151
  Selling, general and
   administrative expenses                              1,316,342                1,651,841
  Impairment loss on goodwill                                 --                   562,357
                                              -------------------           --------------

Total costs and expenses                                1,461,061                2,575,349
                                                    -------------            -------------

Profit (loss) before income tax                            55,022               (1,688,109)

Income tax expense                                            685                    7,650
                                                -----------------         ----------------

Income (loss) before cumulative effect
     of a change in accounting principle                   54,337               (1,695,759)

Cumulative effect of change in accounting
     principle - goodwill valuation under
     SFAS 142                                            (688,827)                      --
                                                   ---------------     -------------------

Net profit (loss)                                   $    (634,490)            $ (1,695,759)
                                                    ==============            ============

Basic and diluted loss per share:
   Income (loss) before cumulative effect
      of a change in accounting principle        $            0.01             $       (0.32)
   Cumulative effect of a change in
      accounting principle - goodwill
      valuation under SFAS 142                               (0.13)                   --
                                                   ------------------          ---------------
                                                 $           (0.12)            $       (0.32)
                                                   ==================          ==============

Weighted average common
   shares outstanding                                     5,371,030                5,296,235
                                                     ==============            =============

          See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001



                                 Common Stock                        Additional                        Stock
                                   Number of              Treasury     Paid-in     Accumulated      subscription
                                   Shares        Amount   Stock        capital     Deficit          receivable          Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000        4,591,030     $ 45,910   (3,687)  $ 6,976,639    $ (5,731,633)    $  (150,000)        $1,137,229
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                             (1,695,759)                        (1,695,759)
Issuance of common stock             50,000          500                 49,500                                             50,000
Acquisition of LCA                  730,000        7,300                146,700                                            154,000
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001        5,371,030       53,710   (3,687)    7,172,839      (7,427,392)       (150,000)          (354,530)
----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                               (634,490)                          (634,490)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002        5,371,030       53,710   (3,687)    7,172,839      (8,061,882)       (150,000)          (989,020)
----------------------------------------------------------------------------------------------------------------------------------



          See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               Years ended December 31,
                                                            2002                  2001
                                                            ----                  ----

Cash flows from operating activities
     Net loss                                            $   (634,490)           (1,695,759)
Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation                                              19,882                18,025
     Amortization - film production costs                     120,058               379,746
     Impairment loss on goodwill                                    0               562,357
     Amortization - goodwill                                        0               294,633
      Cumulative effect of change in accounting
      principle-goodwill valuation under SFAS 142             688,827                     0

Changes in assets and liabilities affecting net loss:
     Accounts receivable                                      172,859              (114,058)
     Film costs                                               (63,140)              (80,268)
     Other assets                                               1,086                  (701)
     Accounts payable and accrued expenses                    (96,886)              (98,339)
     Deferred compensation                                    105,320               293,099
     Deferred Income                                           53,437               206,709
     Due to related party                                           0                  (449)
     Income tax receivable                                          0                18,632
                                                      ---------------       ---------------

              Net cash provided by (used in)
               operating activities                           366,953              (216,373)

Cash flows from investing activities:
     Purchase of equipment                                     (1,466)               (3,267)
                                                         -------------       ---------------

     Net cash used in investing activities                     (1,466)               (3,267)
                                                         --------------      ---------------

                                   (Continued)


                        AVENUE ENTERTAINMENT GROUP, INC.

                                                               Years ended December 31,
                                                            2002                  2001
                                                            ----                  ----

Cash flows from financing activities:
   Proceeds from the issuance of
   common stock                                          $          0          $     50,000
   Loan payable                                               (80,000)               80,000
                                                          ------------         -------------

       Net cash (used in) provided by
          financing activities                                (80,000)              130,000

       Net increase (decrease) in cash                        285,487               (89,640)

Cash at beginning of year                                      72,729               162,369
                                                          -----------          ------------

Cash at end of year                                        $  358,216          $     72,729
                                                           ==========          ============


Supplemental cash flow information:
Cash paid during the year for:
     Interest                                             $     3,819         $       2,407
                                                          ===========         =============
     Income taxes                                         $        685        $       1,987
                                                          ============        =============


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

  (2)   Going Concern

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues have been insufficient to cover costs of operations for the year ended December 31, 2002. The Company has a working capital deficiency and has an accumulated deficit of $8,061,882 through December 31, 2002. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets or other sources. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

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

       Cash and Cash Equivalents

       Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. Included in cash and cash equivalents is restricted cash amounting to $42,000 at December 31, 2002.

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

       Goodwill and Other Intangibles

       In July 2001, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 142 ("SFAS 142"),

       "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives but requires that these assets be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that their value has diminished or been impaired. Other intangible assets will continue to be amortized over their estimated useful lives. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

       Effective January 1, 2002, the Company adopted SFAS 142 and ceased amortization of goodwill recorded in business combinations prior to June 30, 2001. The Company recorded amortization expenses of $294,633 on goodwill during the year ended December 31, 2001. The Company currently estimates that application of the non-amortization provisions of SFAS 142 will reduce amortization expense and decrease net loss by approximately $303,333 during the year ended December 31, 2002. The Company evaluates the remaining useful lives of these intangibles on an annual basis to determine whether events or circumstances warrant a revision to the remaining period of amortization.

       Pursuant to SFAS 142, the Company completed the transitional analysis of goodwill impairment as of September 30, 2002 and recorded an impairment of $688,827 as a cumulative effect of a change in accounting principle.

       Impairment of Long-Lived Assets

       During the year ended December 31, 2001, the Company reviewed its long-lived assets for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets. The Company recognized impairment losses in 2001 on goodwill recorded in connection with its acquisition of Avenue Pictures, Inc. and LCA of $422,470 and $139,887, respectively. The goodwill related to LCA was considered to be fully impaired since the Company determined that the rights to certain film titles that it had acquired from LCA had no future value.

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

       Loss per Common Share

       The Company has adopted Statement of Financial Accounting Standards
       (SFAS) No. 128, "Earnings per Share", which established standards for computing and presenting earnings per share (EPS). The statement simplifies the standards for computing EPS, replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS are based upon the weighted average number of common shares outstanding during the period. Diluted EPS are based upon the weighted average number of common shares for all dilutive potential common shares outstanding. At December 31, 2002 and 2001, the Company did not include any potential common stock in its calculation of diluted EPS, because all options and warrants are anti-dilutive.

       The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

                                                             2002        2001
                                                         ---------     ---------
         Options outstanding under the Company's
             stock option plan                           2,235,000      985,000
         Warrant issued in conjunction with a
             private placement                             500,000      500,000


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

       Two customers accounted for 54%, and 31% of the Company's net sales for the year ended December 31, 2002. At December 31, 2002, amounts due from these customers were 46%, and 0% of accounts receivable, respectively.

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

       Recently Issued Accounting Pronouncements

       In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

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

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

(5)    Film Costs

       Film costs consist of the following:

                                                                    December 31,
                                                                           2002
       In process or development                                    $   123,795
       Released, net of accumulated amortization of $17,008,808         196,399
                                                                      ---------
                                                                    $   320,194

       Net film costs at December 31, 2002 consisted of production, acquisition, interest and costs for the development of stories and scenarios. These costs were offset by accumulated amortization and were stated at the lower of cost or estimated net realizable value.

       The following is a summary of the changes in net film costs:

                  Net film costs, December 31, 2000              $  676,590
                  Additions                                          80,268
                  Amortization                                    ( 379,746)
                                                                -----------

                  Net film costs, December 31, 2001                 377,112
                  Additions                                          63,140
                  Amortization                                    ( 120,058)
                                                                -----------

                      Net film costs, December 31, 2002         $   320,194
                                                                ===========

       There are no capitalized interest costs included in each of the years ended December 31, 2002 and 2001.

       SOP 00-2 requires the Company to prepare estimates of future film cost amortization and the amount of accrued participation and residual liabilities expected to be paid in the next operating cycle. Based on these estimates, the Company expects to amortize a minimum of $48,000 of completed film costs within the next year in addition to amortizing at least 90% of completed film costs within the next three years. The Company is not a distributor of films and therefore is generally not responsible for the payment of participations and residuals.

 (6)   Property and Equipment

       The major classes of property and equipment consist of the following:

                                              Useful            December 31,
                                              life                  2002
       Machinery and equipment              4 to 5 years          $ 232,599
       Furniture and fixtures               10 years                 29,495
       Leasehold improvements               3 to 4 years              3,267
                                                                   -----------
                                                                    265,361
       Less accumulated depreciation                               (246,439)
                                                                   ------------
                                                                 $   18,922

       Depreciation expense was $19,882 and $18,025 for the year ended December 31, 2002 and 2001, respectively.


  (7)   Loan Payable


       On April 9, 2001, the Company entered into an unsecured loan for $100,000 at prime plus 1% with City National Bank which matured on January 1, 2002 and was extended through April 1, 2002. Repayment of the loan was made in full in February 2002.


 (8)   Commitments and Contingencies

       Leases

       The Company is obligated under a lease for office space, which requires minimum annual rentals, plus increases based on real estate taxes and operating costs. In addition to a security deposit of $12,061, the Company delivered a letter of credit in the amount of $42,000 issued by City National Bank.

       Rent expense was $142,213 and $143,122 for the years ended December 31, 2002 and 2001, respectively.

       Minimum annual rental commitments at December 31, 2002 under the noncancelable operating leases are as follows:

        2003                                                       135,223
        2004                                                       112,686
                                                                  --------
        Total minimum obligations                                 $247,909
                                                                  ========

       Employment Agreements

       Effective September 30, 1996, the Company entered into five-year employment agreements with its President and its Chairman providing for an annual salary of $450,000, plus benefits and $150,000, plus benefits, respectively. Increases to base salaries and bonuses (limited to twice the base salary) will be determined at the discretion of the Compensation

       Committee of the Board of Directors. In 2002 and 2001, the President deferred $105,000 and $262,000 of his compensation, respectively. The Company is currently renegotiating a new five-year employment agreement with its President.

(9)    Stockholders' Deficit

       Stock Options

       In March 1997, the Company adopted The Avenue Entertainment Group, Inc. Stock Option and Long Term Incentive Compensation Plan (the "Plan") which provides for the grant of an aggregate of 1,750,000 shares of common stock of the Company. During 2002 the plan has been amended to increase the authorized shares to 2,750,000 shares. The options may be exercised subject to continued employment and certain other conditions. The options vest over a five-year period and expire five to ten years from the date of grant. At December 31, 2002 and 2001, 2,235,000 and 985,000 options were exercisable, respectively.

       Option activity under the Plan was as follows:



                                                                                                     Weighted
                                                                                                      average
                                                                Number of         Price range       exercisable
                                                                  shares           per share           price

       Options Outstanding at December 31, 2000                   985,000          1.70 - 1.81            1.75
                                                                 ---------        ------------         ---------

       Options Cancelled                                           - 0 -               - 0-               -0-
                                                                 ---------        ------------         ---------

       Options Outstanding at December 31, 2001                   985,000         1.70 - 1.81             1.75
                                                                ----------        -----------          ---------

       Options Issued                                           1,265,000                0.02             0.02

       Options Cancelled                                           15,000                1.81             1.81
                                                               -----------        ------------         ---------

       Options Outstanding at December 31, 2002                 2,235,000          .02 - 1.81            0.77
                                                                ---------          ----------           -------


       At December 31, 2001, the weighted average remaining contractual life of all outstanding options was 4 years.

       The following table summarizes information about options outstanding under the Plan at December 31, 2002:



                                                                                    Weighted
                                                                                     average
                                                            Weighted                remaining
                   Number            Range of                average               contractual         Number
                 Outstanding      exercise prices        exercise price               life           exercisable
                 -----------------------------------------------------------------------------------------------

                  1,265,000               0.02               0.02                    4.4              1,265,000
                    500,000               1.70               1.70                    3.7                500,000
                    470,000               1.81               1.81                    4.2                470,000
                 ----------------------------------------------------------------------------------------------
                  2,235,000                                  0.77                     4.2             2,235,000
               ------------------------------------------------------------------------------------------------

       Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been or increased to the pro forma amounts indicated below:

                                                           December 31,           December 31,
                                                               2002                   2001
                                                               ----                   ----

        Net loss                        As reported          $ (634,490)           $(1,695,759)
                                        Pro forma              (650,669)            (1,746,746)
        Basic and diluted
          loss per share                As reported            (.12)                     (.32)
                                        Pro forma              (.12)                     (.33)


       Pro forma net loss reflects only options granted in the years ended December 31, 2002 and 2001. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to August 1, 1994 is not considered.

       The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with following assumptions used for grants in 2002.

                  Risk free interest rate                          4.59%
                  Expected volatility                              100%
                  Expected life                                    3 years
                  Contractual life                                 5 years
                  Expected dividend yield                          0%
                  Fair value of options granted                    $0.02

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

       Sale of Common Stock

       Pursuant to a stock subscription agreement between the Company and Robison Enterprises, Inc. ("REI"), upon closing in January 2001 REI received $50,000 shares of the Company's Common Stock (the "Subscription Shares") in exchange for $50,000. On or before the last day of eash month, commencing on the month following the month of the closing, REI was to purchase at least 50,000 shares of $1.00 per share of the remaining 550,000 shares until such time as all such remaining shares had been purchased by REI. In addition, REI was issued a Warrant to purchase an additional 600,000 shares at $2.00 per share, which may only be exercised after all of the Subscription Shares had been purchased by REI. No additional purchases under the stock subscription have been made subsequent to the closing.

(10)  Income Taxes

       Components of income tax expense (benefit) are as follows:

                                           December 31,       December 31,
                                               2002               2001
                                               ----               ----
            Federal                         $  ----            $   ----
            State and local                  19,589              7,650
                                            --------             ------
                                            $ 19,589           $ 7,650
                                            ========            =======


       Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                      December 31,       December 31,
                                                          2002               2001
                                                          ----               ----
       Tax (benefit)
         at Federal statutory rate of 34%              $ (215,494)        $ (564,318)
       Increase (decrease) in taxes resulting from:
       State and local income taxes, net of
         federal income tax benefit                         3,666            (46,370)
       Nondeductible goodwill amortization                234,140            291,377
       Other                                                2,720             10,098
       Change in valuation allowance                       (5,443)           316,863
                                                     -------------         ---------
       Total                                         $     19,589         $    7,650
                                                     =============        ==========


       The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities are as follows:

                                                                    2002
       Deferred tax assets
       Accrued expenses and other                                 $ 565,670
       Stock options                                                107,500
       NOLs                                                       1,836,237
                                                                  2,509,407
       Valuation allowance                                       (2,339,363)
                                                                ------------
       Total deferred tax assets                                    170,043
                                                               ============--

       Deferred tax liabilities

       Deferred state tax liabilities                              (170,043)
                                                                ------------
       Total deferred tax liabilities                              (170,043)
                                                                ------------
       Net tax assets                                        $            0
                                                            ===============


       For Federal and State income tax purposes, the Company has unused net operating loss carryforwards of approximately $4,265,000 and $3,670,000, as of December 31, 2002 and 2001, respectively expiring through 2021.


 (11)  Related Party Transactions

       Transactions with GP Strategies

       At December 31, 2002, the Company owed GP Strategies, an affiliated company and major stockholder, $146,597 related to the payment of certain expenses of the Company by GP Strategies. The amount owed does not bear interest and does not have a maturity date.

       Transaction with Michael Hammer

       In August 1999, the Company sold 480,192 shares of Common Stock and a Warrant to purchase 500,000 shares of Common Stock which expires August 2002 (the "Warrant") to Hammer International Foundation, pursuant to a private placement transaction. Michael Hammer is the President and CEO of the Hammer International Foundation and is a Director of the Company. The Warrant is exercisable at an exercise price of $2.00 per share. The shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrant cannot be sold, transferred, pledged or assigned for a one-year period. The Company claimed exemption from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 of Regulation D. of the Act. At December 31, 2002, the warrant had not been exercised.

       Distribution Agreement

       On March 1, 1994, the Company entered into an agreement with Janson Associates whereby Janson Associates (the distributor) was granted sole and exclusive rights to license all the programs of the Company's "Hollywood Collection" for all forms of television and video worldwide. The Hollywood Collection is a series of one-hour motion picture profiles of Hollywood's biggest stars, which are aired by a major cable network. The distributor also gained the exclusive right to execute all contracts for the exploitation of these rights. Revenues earned for the years ended December 31, 2002 and 2001 were $167,000 and $220,000, respectively. Included in operating expenses was $57,000 and $70,000, of commissions to Janson Associates incurred in the years ended December 31, 2002 and 2001, respectively. The President of Janson Associates is related to the Company's Chairman through marriage.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following table sets forth certain information concerning the directors and officers of the Company:

Name                   Age     Position
Gene Feldman           76      Chairman of the Board, President of Wombat
Cary Brokaw            51      President, Chief Executive Officer and Director
Michael Feldman        35      Executive Vice President and Director
Sheri L. Halfon        46      Senior Vice President, Chief Financial Officer
                               and Director
Doug Rowan             64      Director
Michael Hammer         47      Director

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

ITEM 10.      EXECUTIVE COMPENSATION

Executive Compensation

         The following table sets forth the aggregate compensation paid or accrued to the Company's executive officers for the services rendered in 2002, 2001, 2000, and 1999.

                           SUMMARY COMPENSATION TABLE

                                                                         Long-Term
                                                                       Compensation
                                                                          Awards
                                              Annual Compensation          Stock               All Other
                                             Salary          Bonus        Options            Compensation
Name and Principal Position          Year      ($)            ($)           (#)                   ($)
---------------------------          ----   -------         ------       ---------          ---------------

Cary Brokaw                          2002    450,000        1,000,000
President, Chief Executive           2001    450,000(1)
Officer and Director                 2000    450,000
                                     1999    450,000

Gene Feldman                         2002    150,000(2)       100,000
Chairman of the Board,               2001    150,000
President of Wombat                  2000    150,000
                                     1999    150,000

-------------------
(1) Mr. Brokaw's salary for the year ended 12/31/01 pursuant to his employment agreement was $450,000, of which $262,000 has been deferred by Mr. Brokaw.

(2) Mr. Feldman's salary for the year was $150,000 of which $105,320 has been deferred.

Option Grants in 2002

The following 1,265,000 options were granted in 2002:

 -     Cary Brokaw, President and Chief Executive Officer  1,000,000
 -     Gene Feldman, Chairman of the Board  100,000
 -     Michael Hammer, Director  100,000
 -     Sheri Halfon, Senior Vice President and Chief Financial Officer  65,000

         The following table sets forth information concerning the value of unexercised options as of December 31, 2002 held by the executives named in the Summary Compensation Table above. No options were exercised during 2002.


                AGGREGATED OPTION EXERCISES AT DECEMBER 31, 2002
                           AND YEAR-END OPTION VALUES

                             Number of Securities                             Value of Unexercised
                            Underlying Unexercised                           In-the-Money Options at
                          Options at Fiscal Year End                             Fiscal Year End
Name                  Exercisable (E)/ Unexercisable (U)              Exercisable (E)/ Unexercisable (U)(1)
----                  ----------------------------------              -------------------------------------
Gene Feldman              175,000(E)                 0(U)                 100,000(E)               $0(U)
Cary Brokaw             1,400,000(E)                 0(U)               1,000,000(E)                0(U)
Sheri Halfon              140,000(E)                 0(U)                  65,000(E)                0(U)
----------

(1) Calculated based on the closing price of the Common Stock $.065 as reported by the OTCBB on December 31, 2002.

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


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

         The only persons known by the Board of Directors to be the beneficial owner of more than five percent of the outstanding shares of Common Stock of the Corporation, as of March 30, 2002, are indicated below:

Name and Address                                  Amount and Nature
of Beneficial Owner                           of Beneficial Ownership*           Percent of Class
-------------------                           -----------------------            ----------------

Cary Brokaw                                        2,811,350(1)                            49%
c/o Avenue Pictures, Inc.
11111 Santa Monica Boulevard
Suite 525
Los Angeles, CA 90025

GP Strategies Corporation                          1,067,900                               20%
9 West 57th Street
New York, New York 10019

Hammer International Foundation                    1,080,192(2)                            18%
2425 Olympic Blvd., Suite140E
Santa Monica, CA  90404

Double Bay Entertainment                             730,000                               14%
c/o the Law Offices of A. Chandler Warren
7715 Sunset Blvd., Suite 208
Los Angeles, CA 90046

---------------------
* As used in this Form 10-KSB, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of the Corporation's Common Stock of the sole or shared investment power with respect to such Common Stock.

(1) Includes vested options to purchase up to 300,000 shares of Common Stock of the Corporation at a price of $1.70 per share, exercisable until September 30, 2006, vested options to purchase up to 100,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007 and vested options to purchase up to 1,000,000 shares of common stock of the corporation at a price of $0.02 per share, exercisable until May 15, 2007.

(2) Includes Warrants to purchase 500,000 shares of Common Stock of the Corporation at an exercise price of $2.00 per share until August 9, 2002 and vested options to purchase up to 100,000 shares of the common stock of the corporation at a price of $0.02 per share, exercisable until May 15, 2007. Mr. Hammer, a director of the Company, disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest in these shares.

          SECURITY OWNERSHIP OF DIRECTORS AND NAMED EXECUTIVE OFFICERS

         The following table sets forth, as of March 30, 2003, beneficial ownership of shares of Common Stock of the Company by each director, each of the named executive officers and all directors and executive officers as a group:

                        Total Number of Shares Percent of
                             of Common Stock Common
Name                              Beneficially Owned                 Stock(1)

Gene Feldman                            341,700(2)                      6

Cary Brokaw                           2,811,350(3)                     49

Michael Feldman                         242,000(4)(5)                   4

Sheri L. Halfon                         140,100(6)                      3

Doug Rowan                               11,000(7)                      *

Michael Hammer                        1,080,192 (8)                    18

Directors and Executive               4,626,342(9)                     70
  Officers as a Group
  (6 persons)
----------
* The number of shares owned is less than one percent of the outstanding shares.

(1) The percentage of class calculation assumes for each beneficial owner that all of the options are deemed to be exercised in full only by the named beneficial owner and that no other options are deemed to be exercised by any other stockholder.

 (2) Does not include 17,500 shares of Common Stock of the Corporation which are owned by Mr. Feldman's wife, Suzette St. John Feldman, as to which Mr. Feldman disclaims beneficial ownership. Includes vested options to purchase up to 75,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007 and vested options to purchase up to 100,000 shares of common stock of corporation at a price of $0.02 per share exercisable until May 15, 2007.

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

(5) Michael Feldman is Gene Feldman's nephew.

(6) Includes vested options to purchase up to 75,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007 and vested options to purchase up to 65,000 shares of common stock of the corporation at a price of $0.02 per share, exercisable until May 15, 2007..

(7) Includes vested options to purchase up to 10,000 shares of Common Stock of the Corporation at a price of $1.8125 per share, exercisable until February 19, 2007.

(8) See footnote 2 to Principal Stockholders table.

(9) Includes 2,050,000 shares of Common Stock issuable upon exercise of currently exercisable stock options, and a warrant to purchase 500,000 shares of Common Stock.

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

ITEM 14. CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

             In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

Dated:   March 26, 2003

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


Dated: March 26, 2003

       Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                                       By
                           Principal Executive Officer
       Regarding Facts and Circumstances Relating to Exchange Act Filings

I, Cary Brokaw, certify that:

1. I have reviewed this annual report on Form 10-KSB of Avenue Entertainment Group;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003          Cary Brokaw President and Chief Executive Officer

       Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                                       By
                           Principal Financial Officer
       Regarding Facts and Circumstances Relating to Exchange Act Filings

I, Sheri Halfon, certify that:

1. I have reviewed this annual report on Form 10-KSB of Avenue Entertainment Group;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003        Sheri Halfon
                             Senior Vice President and Chief Financial Officer

(a)      INDEX TO EXHIBITS

3 Restated Certificate of Incorporation. Incorporated herein by reference to Exhibit 3 (I) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.
                    ++

3.1 By-Laws. Incorporated herein by reference to Exhibit 3(ii) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997. ++

10 Share Exchange Agreement, dated as of September 30, 1996, among Cary Brokaw, Avenue Pictures, Inc. and The CineMasters Group, Inc. Incorporated herein by reference to Exhibit 10(a)(i) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997. ++

10.1 Stockholders Agreement, dated as of September 30, 1996, among Cary Brokaw, The CineMasters Group, Inc., National Patent Development Corp, Gene Feldman, Jerome Feldman, Suzette St. John Feldman and Michael Feldman. Incorporated herein by reference to Exhibit 10(a) (ii) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997. ++

10.2 Exit Option Agreement, dated as of September 30, 1996, between The CineMasters Group, Inc. and Gene Feldman. Incorporated herein by reference to Exhibit 10(a)(iii) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997. ++

10.3 Distribution Agreement, dated April 28, 1996, between Janson Associates, Inc. and The CineMasters, Group, Inc. Incorporated herein by reference to Exhibit 10(b)(ii)(1) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997. ++

10.4 Avenue Entertainment Group, Inc. Stock Option and Long Term Incentive Compensation Plan. Incorporated herein by reference to Exhibit 10(c)(i) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997.
                    ++

10.5 Employment Agreement, dated as of September 30, 1996, among The CineMasters Group, Inc., Avenue Pictures, Inc. and Cary Brokaw. Incorporated herein by reference to Exhibit 10(c)(ii) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997. ++

10.6 Employment Agreement, dated as of September 30, 1996, among The CineMasters Group, Inc., Avenue Pictures, Inc. and Gene Feldman. Incorporated herein by reference to Exhibit 10.(c)(iii) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997. ++

10.7 Form of Option Grant Agreement, dated as of March 10, 1997 between Avenue Entertainment Group, Inc. and the Optionee. Incorporated herein by reference to Exhibit 10(c)(vi) of the Company's Registration Statement on Form 10-SB, as amended, filed on April 9, 1997. ++

10.8 Amendment Number 1 dated January 8, 2001 to the Agreement and Plan of Merger dated November 21, 2000, by and among the Company, LCA Acquisition Subsidiary, Inc., LCA Inc. and Double Bay Entertainment, Inc. Incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed on Jan. 29, 2001. ++

10.9 Subscription Agreement dated November 15, 2000 between Robison Enterprises, Inc. and the Company. Incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed on January 29, 2001. ++

10.10 Amendment Number 1 dated January 8, 2001 to the Subscription Agreement dated November 15, 2000 between Robison Enterprises, Inc. and the Company. Incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K filed on January 29, 2001. ++

10.11 Amendment Number 2 dated January 8, 2001 to the Subscription Agreement dated November 15, 2000 between Robison Enterprises, Inc. and the Company. Incorporated herein by reference to Exhibit 10.4 of the Company's Form 8-K filed on January 29, 2001. ++

10.12 Subscription Agreement between the Company and Hammer International Foundation dated August 10, 1999. Incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-3 filed on February 1, 2001. ++

10.13               Warrant issued by the Company to Robison Enterprises, Inc.
                    dated November 15, 2000. Incorporated herein by reference to
                    Exhibit 10.5 of the Registrant's Form 8-K filed on January 29, 2001. ++

10.14 Warrant issued by the Company to Hammer International Foundation dated August 10, 1999. Incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-3 filed on February 1, 2001. ++

10.15               Form 8-K filed by the Registrant on April 10, 2002 reporting
                    Item 4. Changes in Registrant's Certifying Accountants. Incorporated herein by reference. ++

21                  Subsidiaries of the Company

23.1                Consent of Singer Lewak Greenbaum & Goldstein LLP

99.1                Written Statement of Cary Brokaw Pursuant to 18
                    U.S.C.ss.1350

99.2                Written Statement of Sheri Halfon Pursuant to 18
                    U.S.C.ss.1350


++  Previously filed.