Form 10QSB
period 2003-03-31
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2003-05-16
CIK 1023298

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended March 31, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number:                              001-12885

                        AVENUE ENTERTAINMENT GROUP, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                         95-4622429
---------------------------                          ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                          Identification No.)


11111 Santa Monica Blvd., Suite 525
Los Angeles, California                                   90025
--------------------------------------------         ----------------------
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

Number of shares outstanding of each of issuer's classes of common stock as of May 14, 2003:



     Common Stock                     5,371,030

                        AVENUE ENTERTAINMENT GROUP, INC.

                                Table of Contents


PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       --------

         Unaudited Consolidated Condensed Balance Sheet -
         March 31, 2003                                                   1

         Unaudited Consolidated Condensed Statements of Operations -
         Three Months Ended March 31, 2003 and 2002                       2

         Unaudited Consolidated Condensed Statements of Cash Flows -
         Three Months Ended March 31, 2003 and 2002                       3

         Unaudited Notes to Consolidated Condensed Financial Statements   5

         Management's Discussion and Analysis or Plan of Operation        8

         Controls and Procedures                                         11

PART II. OTHER INFORMATION

          Signatures                                                     12

          Statement By Principal Executive Officer Regarding Facts and
          Circumstances Relating to Exchange Act Filings                 13

          Statement By Principal Financial Officer Regarding Facts and
          Circumstances Relating to Exchange Act Filings                 15

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.


                 UNAUDITED Consolidated Condensed Balance Sheet


                                                                      March 31,
                                                                        2003
                                                                    (unaudited)
Assets

Cash                                                             $      98,207
Accounts receivable, net of allowance of $10,000                        79,824
Film costs, net                                                        330,209
Property and equipment, net                                             16,732
Goodwill, net of accumulated amortization of $2,049,200                221,172
Other assets                                                            17,257
                                                                    ----------
Total assets                                                     $     763,401
                                                                    ==========


Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses                            $     487,060
Deferred income                                                        357,744
Deferred compensation                                                  948,579
Due to related party                                                   146,597
                                                                    ----------
Total liabilities                                                    1,939,980

Stockholders' deficit

Common stock, par value $.01 per share, $15,000,000 shares
        authorized, 5,371,030 shares issued and outstanding             53,710
Additional paid-in capital                                           7,172,839
Accumulated deficit                                                 (8,249,441)
Treasury stock, at cost                                                 (3,687)
Note receivable for common stock                                      (150,000)
                                                                    -----------
Total stockholders' deficit                                         (1,176,579)
                                                                    -----------
Total liabilities and stockholders' deficit                      $     763,401
                                                                    ==========


   See accompanying notes to the consolidated condensed financial statements.

                        avenue entertainment group, Inc.

            UNAUDITED Consolidated CONDENSED StatementS of Operations




                                                         Three months      Three months
                                                            ended              ended
                                                        March 31, 2003    March 31, 2002
                                                        --------------    --------------
                                                         (unaudited)        (unaudited)

Operating revenues                                      $   157,364         $  516,245
                                                        -----------         ----------


Cost and expenses:
  Film production costs                                      14,997             22,991
  Selling, general & administrative expenses                309,197            322,405
                                                      -------------        -----------
  Total costs and expenses                                  324,194            345,396
                                                      -------------        -----------

Income (loss) before income tax                            (166,830)           170,849

Income tax expense                                           20,729                460
                                                      -------------        -----------

Net income (loss)                                       $  (187,559)       $   170,389
                                                      ==============       ===========

Basic income (loss) per common stock                    $      (.03)       $     .03
                                                      ==============       ===========

Diluted income (loss) per common stock                  $      (.03)              .03
                                                      ==============       ===========


Weighted average common shares outstanding-basic           5,371,003          5,371,030

Weighted average common shares outstanding-diluted         5,371,003          5,371,030
                                                      ==============       ============





   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS






                                                                          Three months        Three months
                                                                             ended               ended
                                                                           March 31,            March 31,
                                                                             2003                 2002
                                                                          -----------         ----------

(unaudited) (unaudited)

Cash flows from operating activities:
   Net profit (loss)                                                      $ (187,559)        $ 170,389
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
   Depreciation                                                                2,190             3,608
   Amortization - film production costs                                       13,556            16,986
   Amortization - goodwill                                                         0                 0
   Deferred compensation                                                      30,300            25,720
   Changes in assets and liabilities which affect net income:
       Accounts receivable                                                   (24,889)          175,164
       Film costs                                                            (23,571)           (7,068)
       Other assets                                                               (3)            1,042
       Accounts payable and accrued expenses                                 (25,632)         (161,328)
       Deferred income                                                       (44,401)           16,682
       Due to related party                                                        0                 0

           Net cash provided by (used for) operating activities             (260,009)          241,195





   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                                 Three months        Three months
                                                                                    ended               ended
                                                                                  March 31,           March 31,
                                                                                    2003             2002
                                                                                  -------------       ----------
                                                                                 (unaudited)          (unaudited)

Cash flows from financing activities:
     Issuance of common stock                                                 $     -            $          -

     Proceeds from (repayment of) loan payable                                      -                   (80,000)
                                                                                 -------          -----------

              Net cash provided by (used for) financing activities                      0              (80,000)

           Net increase (decrease) in cash                                       (260,009)             161,195

Cash at beginning of year                                                         358,216               72,729
                                                                                 --------          -----------

Cash at end of period                                                         $    98,207        $     233,924
                                                                                 =========          ==========

Supplemental cash flow information: Cash paid during the year for:
     Interest                                                                 $    -             $         674
                                                                                 ========          =============

     Income taxes                                                             $    20,729        $         460
                                                                                 ========         =============






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


Basis of presentation

         The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002. The Independent Auditor's Report dated March 7, 2003 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2003, and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002 have been included. The results of operations for the interim period are not necessarily indicative of results which may be realized for the full year.

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

           The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the three months ended March 31, 2003 because the effect would have been anti-dilutive:

                                                                   March 31,
                                                                     2003
Options outstanding under the Company's stock option plan         2,235,000
Warrant issued in conjunction with a private placement              500,000

2.      Film costs

         Film costs consist of the following:
                                                                     March 31,
                                                                      2003

      In process or development                                    $ 145,989
      Released, net of accumulated amortization of $17,022,364       184,220
                                                                     -------
                                                                   $ 330,209

3.     Property and Equipment

       The major classes of property and equipment consist of the following:

                                                 Useful               March 31,
                                                  life                  2003
       Machinery and equipment                  4 to 5 years          $ 232,599
       Furniture and fixtures                   10 years                 29,495
       Leasehold improvements                   3 to 4 years              3,267
                                                                     -----------
                                                                        265,361
       Less accumulated depreciation                                   (248,629)
                                                                      ---------
                                                                         16,732

       Depreciation expense was $2,190 and $3,608 for the three months ended March 31, 2003 and 2002, respectively.

4.      Earnings (Loss) Per Share

         Earnings per share for the three months ended March 31, 2002 were as follows:

         Basic
             Weighted-average of common shares outstanding          5,371,003
             Net income                                            $  170,389
             Net income per share                                  $     0.03

         Diluted
             Weighted-average of common shares outstanding          5,371,003
             Incremental shares assuming dilution                           0
                                                                   -----------

             Weighted-average diluted common shares outstanding      5,371,003
                                                                   ============

             Net income                                             $  170,389
             Net income per share                                   $     0.03

5.      Loan Payable

            On April 15, 2003 the Company entered into an unsecured loan for $250,000 at prime plus 1% with City National Bank. As of May 14, 2003 no funds had been borrowed under the loan.

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

Liquidity and Capital Resources

         At March 31, 2003, the Company had approximately $98,000 of cash. Revenues were insufficient to cover costs of operations for the quarter ended March 31, 2003. The Company has a working capital deficiency and has an accumulated deficit of $8,249,441 through March 31, 2003. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated March 7, 2003 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. On April 15, 2003 the Company entered into an unsecured loan for $250,000 at prime plus 1% with City National Bank. As of May 14, 2003 no funds had been borrowed under the loan.

The three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Revenues

         Revenues for the three months ended March 31, 2003 were approximately $157,000 ompared to $516,000 for the three months ended March 31, 2002. Revenues earned in 2003 were derived primarily from producer fees for the HBO First Look Deal and Mindhunters and consulting fees.

The revenues earned in 2002 were derived primarily from producing fees for the HBO projects "Angels in America", "Normal" and "Path to War."

Film Production Costs

         Film production costs for the three months ended March 30, 2003 were $15,000 compared to $23,000 for the three months ended March 31, 2002.

Selling, General and Administrative

         Selling, general and administrative (S,G&A) expenses for the three months ended March 31, 2003 were $310,000 compared to $322,000 for the three months ended March 31, 2002.

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

Recent Accounting Pronouncements

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," an amendment of SFAS No.
133. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements.. SFAS No. 149 will not have any impact on the Company's financial statements.

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

                                 March 31, 2003

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

99.1 Written Statement of the President and Chief Executive Officer pursuant to 18 U.S.C.ss.1350

99.2 Written Statement of the Chairman and Chief Financial Officer Pursuant to 18 U.S.C.ss.1350.


(b)      Reports

         No reports were filed under Form 8-K for the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                        AVENUE ENTERTAINMENT GROUP, INC.


DATE:    May 16, 2003                       Gene Feldman
                                            Chairman of the Board


DATE:    May 16, 2003                       Cary Brokaw
                                            President, Chief Executive
                                            Officer and Chief Financial Officer
                                            and Director

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

4.The   registrant's   other  certifying  officer  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities,particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 16, 2003




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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Date:
May 14, 2003




                                                    Cary Brokaw
                                                    Principal Financial Officer