Form 10QSB
period 2003-06-30
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2003-08-19
CIK 1023298

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended June 30, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number:                              001-12885
                        ----------------------------------------------------

                        AVENUE ENTERTAINMENT GROUP, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                       95-4622429
---------------------------                        ----------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                       Identification No.)


11111 Santa Monica Blvd., Suite 525
Los Angeles, California                                    90025
--------------------------------------------       -----------------------
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

Number of shares outstanding of each of issuer's classes of common stock as of August 14, 2003:



     Common Stock                                         5,371,030

                        AVENUE ENTERTAINMENT GROUP, INC.

                                Table of Contents


PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       --------

         Unaudited Consolidated Condensed Balance Sheet -
         June 30, 2003                                                       1

         Unaudited Consolidated Condensed Statements of Operations -
         Three and Six Months Ended June 30, 2003 and 2002                   2

         Unaudited Consolidated Condensed Statements of Cash Flows -
         Six Months Ended June 30, 2003 and 2002                             3

         Unaudited Notes to Consolidated Condensed Financial Statements      5

         Management's Discussion and Analysis or Plan of Operation           8

         Controls and Procedures                                            11

PART II. OTHER INFORMATION

         Signatures                                                         12

         Statement By Principal Executive and Financial Officer Regarding
         Facts and Circumstances Relating to Exchange Act Filings           13

         Written Statement of President and Chief Executive and Financial   15
         Officer

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.


                 UNAUDITED Consolidated Condensed Balance Sheet


                                                                      June 30,
                                                                       2003
                                                                   (unaudited)
Assets

Cash                                                           $       69,261
Accounts receivable, net of allowance of $10,000                       43,297
Film costs, net                                                       300,929
Property and equipment, net                                            14,543
Goodwill, net of accumulated amortization of $2,049,200               221,172
Other assets                                                           17,897
                                                                  -----------
Total assets                                                   $      667,099
                                                                   ==========


Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses                          $      503,212
Deferred income                                                       423,369
Loan payable                                                           24,000
Deferred compensation                                                 977,379
Due to related party                                                  146,597
                                                                   ----------
Total liabilities                                                   2,074,557
                                                                    ---------

Stockholders' deficit

Common stock, par value $.01 per share, $15,000,000 shares
        authorized, 5,371,030 shares issued and outstanding            53,710
Additional paid-in capital                                          7,172,839
Accumulated deficit                                                (8,480,320)
Treasury stock, at cost                                                (3,687)
Note receivable for common stock                                     (150,000)
                                                                  ------------
Total stockholders' deficit                                        (1,407,458)
                                                                  ------------
Total liabilities and stockholders' deficit                    $      667,099
                                                                  ===========


   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED Consolidated CONDENSED StatementS of Operations




                                                            Three months      Three months       Six months        Six months
                                                               ended              ended             ended             ended
                                                              June 30,          June 30,          June 30,          June 30,
                                                              --------          ---------         --------          --------
                                                                2003              2002               2003             2002
                                                               -----              ----              ----             ----
                                                            (unaudited)       (unaudited)        (unaudited)     (unaudited)

Operating revenues                                        $      99,039   $       494,663         $  256,403         1,010,908

Cost and expenses:
  Film production costs                                           39,971            34,146            54,968            57,137
  Selling, general & administrative expenses                     289,947           316,478           599,144           638,883
                                                      -------------------------------------------------------------------------
                                                      -------------------------------------------------------------------------
       Total costs and expenses                                  329,918           350,624           654,112           696,020
                                                      -------------------------------------------------------------------------
                                                      -------------------------------------------------------------------------

Income (loss) before income tax                                (230,879)           144,039         (397,709)           314,888

Income tax expense                                                     0                 0            20,729               460
                                                      -------------------------------------------------------------------------

Net income (loss)                                      $       (230,879)  $        144,039 $       (418,438) $         314,428

Basic income (loss) per common stock                   $            .04                .03               .08               .06

Diluted income (loss) per common stock                 $            .04    $           .03  $            .08     $         .06


Weighted average common shares outstanding-basic              5,371,003          5,371,003         5,371,003         5,371,003

Weighted average common shares outstanding-diluted            5,371,003          5,371,003         5,371,003         5,371,003






   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS






                                                                               Six months ended       Six months ended
                                                                                   June 30,               June 30,
                                                                                     2003                  2002
                                                                                  (unaudited)           (unaudited)

Cash flows from operating activities:

   Net profit (loss)                                                          $       (418,438)   $        314,428
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
   Depreciation                                                                          4,379               6,993
   Amortization - film production costs                                                 49,349              45,515
   Deferred compensation                                                                59,100              59,720
   Changes in assets and liabilities which affect net income:
       Accounts receivable                                                              11,638             122,887
       Film costs                                                                      (30,084)            (21,282)
       Other assets                                                                       (643)                829
       Accounts payable and accrued expenses                                            (9,480)           (143,222)
       Deferred income                                                                  21,224             102,932
                                                                                  ------------          ----------

           Net cash provided by (used for) operating activities                       (312,955)            488,800





   See accompanying notes to the consolidated condensed financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            UNAUDITED Consolidated CONDENSED StatementS of Cash Flows



                                                                               Six months ended       Six months
                                                                                   June 30,             ended
                                                                                       2003            June 30,
                                                                                  -------------
                                                                                 (unaudited)               2002
                                                                                                  ------   ----
                                                                                                      (unaudited)

Cash flows from financing activities:
     Issuance of common stock                                                 $    -               $             -

     Proceeds from (repayment of) loan payable                                         24,000            (80,000)
                                                                                       ------            ----------


           Net cash provided by (used for) financing activities                         24,000           (80,000)

           Net increase (decrease) in cash                                            (288,955)          408,800

Cash at beginning of year                                                              358,216            72,729
                                                                                  ------------          -----------

Cash at end of period                                                         $          69,261   $      481,529
                                                                                  =============          ==========

Supplemental cash flow information: Cash paid during the year for:
     Interest                                                                 $             108   $          674
                                                                                  =============           =========
                                                                                            108              460
     Income taxes                                                             $               0    $          460
                                                                                  ===============         =========







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


Basis of presentation

     The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002. The Independent Auditor's Report dated March 7, 2003 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2003, and the results of its operations and its cash flows for the six months ended June 30, 2003 and 2002 have been included. The results of operations for the interim period are not necessarily indicative of results which may be realized for the full year.

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

           The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the six months ended June 30, 2003 because the effect would have been anti-dilutive:
                                                                      June 30,
                                                                       2003
Options outstanding under the Company's stock option plan           2,235,000
Warrant issued in conjunction with a private placement                500,000


2.      Film costs

         Film costs consist of the following:

                                                                      June 30,
                                                                        2003

      In process or development                                   $   165,745
      Released, net of accumulated amortization of $17,058,157        135,184
                                                                   ----------
                                                                  $   300,929


3.     Property and Equipment

       The major classes of property and equipment consist of the following:

                                           Useful                   June 30,
                                           life                      2003
       Machinery and equipment           4 to 5 years            $ 232,599
       Furniture and fixtures            10 years                   29,495
       Leasehold improvements            3 to 4 years                3,267
                                                                -----------
                                                                   265,361
       Less accumulated depreciation                              (250,818)
                                                                  ----------
                                                                 $  14,543

       Depreciation expense was $4,379 and $6,993 for the six months ended June 30, 2003 and 2002, respectively.

4.      Earnings (Loss) Per Share

         Earnings per share for the six months ended June 30, 2003 were as follows:

         Basic
             Weighted-average of common shares outstanding            5,371,003
             Net loss                                                 $(418,438)
             Net loss per share                                       $   (0.08)

         Diluted
             Weighted-average of common shares outstanding            5,371,003
             Incremental shares assuming dilution                            0
                                                                      ----------

             Weighted-average diluted common shares outstanding       5,371,003
                                                                      =========

             Net loss                                                 $(418,438)
             Net loss per share                                       $   (0.08)

5.      Loan Payable

            On April 15, 2003 the Company entered into an unsecured loan for $250,000 at prime plus 1% with City National Bank. As of June 30, 2003, $24,000 had been borrowed under the loan. Subsequently, as of August 14, 2003 an additional amount of $60,000 has been borrowed for a total amount of $84,000.

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

Liquidity and Capital Resources

     At June 30, 2003, the Company had approximately $69,000 of cash. Revenues were insufficient to cover costs of operations for the quarter ended June 30, 2003. The Company has a working capital deficiency and has an accumulated deficit of $8,480,320 through June 30, 2003. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated March 7, 2003 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. On April 15, 2003 the Company entered into an unsecured loan for $250,000 at prime plus 1% with City National Bank. As of August 14, 2003, $84,000 has been borrowed under the loan.

The three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002.

Revenues

         Revenues for the three months ended June 30, 2003 were approximately $99,000 compared to $495,000 for the three months ended June 30, 2002. Revenues earned in 2003 were derived primarily from producer fees for the HBO First Look

Deal. The revenues earned in 2002 were derived primarily from producing fees for the HBO projects "Angels in America", "Normal" and "Path to War."

         Revenues for the six months ended June 30, 2003 were approximately $256,000 compared to $1,011,000 for the six months ended June 30, 2002. Revenues earned in 2003 were derived primarily from producer fees for the HBO First Look Deal and "Mindhunters" and for consulting fees. The revenues earned in 2002 were derived primarily from producing fees for the HBO projects "Angels in America", "Normal" and "Path to War."

Film Production Costs

         Film production costs for the quarter and six months ended June 30, 2003 were $40,000 and $55,000 compared to $34,000 and $57,000 for the quarter and six months ended June 30, 2002.

Selling, General and Administrative

         Selling, general and administrative (S,G&A) expenses for the quarter and six months ended June 30, 2003 were $290,000 and $599,000 compared to $316,000 and $639,000 for the quarter and six months ended June 30, 2002.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003.

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

                                  June 30, 2003

                           PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                   31. Certification of Chief Executive and Financial
                       Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

                   32. Written Statement of the President and Chief Executive
                       and Financial Officer pursuant to 18 U.S.C.ss.1350.

                  (b)      Reports

                           No reports were filed under Form 8-K for the quarter
ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                        AVENUE ENTERTAINMENT GROUP, INC.


DATE: August 14, 2003           BY: ________________________
                                    Gene Feldman
                                     Chairman of the Board



DATE: August 14, 2003           BY: ________________________
                                    Cary Brokaw
                                    President and Chief Executive and Financial
                                    Officer, Director