Form 10QSB
period 2003-09-30
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2003-11-19
CIK 1023298

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended September 30, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from              to

Commission File Number:                              001-12885
                        ---------------------------------------------------

                        AVENUE ENTERTAINMENT GROUP, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                         95-4622429
---------------------------                        ------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                       Identification No.)


11111 Santa Monica Blvd., Suite 525
Los Angeles, California                                   90025
--------------------------------------------       ------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (310)996-6815
              (Registrant's telephone number, including area code)

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

Number of shares outstanding of each of issuer's classes of common stock as of November 14, 2003:



     Common Stock                                        5,371,030

                        AVENUE ENTERTAINMENT GROUP, INC.

                                Table of Contents


PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       --------

         Unaudited Consolidated Balance Sheet -
         September 30, 2003                                                1

         Unaudited Consolidated Statements of Operations -
         Three and Nine Months Ended September 30, 2003 and 2002           2

         Unaudited Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 2003 and 2002                     3

         Unaudited Notes to Consolidated Financial Statements              5

         Management's Discussion and Analysis or Plan of Operation         9

         Controls and Procedures                                          14

PART II. OTHER INFORMATION

         Signatures                                                       15

         Statement By Principal Executive and Financial Officer Regarding
         Facts and Circumstances Relating to Exchange Act Filings         16

         Written Statement of President and Chief Executive and Financial 18 Officer

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEET


                                                                  September 30,
                                                                       2003

                                                                    (unaudited)
Assets

Cash                                                             $      49,755
Accounts receivable, net of allowance of $10,000                        32,846
Film costs, net                                                        355,830
Property and equipment, net                                             12,353
Goodwill, net of accumulated amortization of $2,049,200                221,172
Other assets                                                            17,467
                                                                   -----------
Total assets                                                     $     689,423
                                                                    ==========


Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses                            $     539,403
Deferred income                                                        409,929
Loan payable                                                           163,000
Deferred compensation                                                1,040,694
Due to related party                                                   154,372
                                                                    ----------
Total liabilities                                                    2,307,398
                                                                     ---------

Stockholders' deficit

Common stock, par value $.01 per share, $15,000,000 shares
        authorized, 5,371,030 shares issued and outstanding             53,710
Additional paid-in capital                                           7,172,839
Accumulated deficit                                                 (8,690,837)
Treasury stock, at cost                                                 (3,687)
Note receivable for common stock                                      (150,000)
                                                                   ------------
Total stockholders' deficit                                         (1,617,975)
                                                                   ------------
Total liabilities and stockholders' deficit                      $     689,423
                                                                   ===========


        See accompanying notes to the consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                         Three months      Three months       Nine months       Nine months
                                                            ended              ended             ended             ended
                                                        September 30,     September 30,      September 30,    September 30,
                                                        -------------     --------------     -------------    -------------
                                                             2003              2002               2003             2002
                                                             ----              ----               ----             ----
                                                         (unaudited)       (unaudited)        (unaudited)       (unaudited)

Operating revenues                                     $  118,740          $  309,894        $   375,143         $ 1,320,802
                                                         --------          ----------        ------------        -----------

Cost and expenses:
  Film production costs                                    (1,826)             35,971             53,142              93,108
  Selling, general & administrative expenses               336,683            310,414            935,827             949,297
                                                         ---------         ----------        -----------        ------------
                                                         ---------         ----------        -----------        ------------
       Total costs and expenses                            334,857            346,385            988,969           1,042,405
                                                         ---------         ----------        -----------        ------------

Income (loss) before income tax                          (216,117)            (36,491)          (613,826)            278,397

Income tax expense                                         (5,600)                  0             15,129                 460
                                                      ------------         ----------        -----------        ------------

Net income (loss)                                      $ (210,517)         $  (36,491)       $  (628,955)        $   277,937
                                                      ============         ===========       ============        ===========

Basic income (loss) per common stock                   $     (.04)         $     (.01)       $      (.12)        $      .05
                                                      ============         ===========        ===========        ===========

Diluted income (loss) per common stock                 $     (.04)         $     (.01)       $      (.12)        $      .04
                                                      ============         ===========       ============        ===========

Weighted average common shares outstanding-basic        5,371,003           5,371,003           5,371,003         5,371,003
                                                      ===========          ==========         ===========        ==========

Weighted average common shares outstanding-diluted      5,371,003           5,371,003           5,371,003         6,214,336
                                                      ===========          ==========         ===========        ==========





        See accompanying notes to the consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              Nine months ended      Nine months ended
                                                                                 September 30,         September 30,
                                                                                    2003                   2002
                                                                                   ------                  ----
                                                                                 (unaudited)            (unaudited)

Cash flows from operating activities:
   Net profit (loss)                                                          $  (628,955)            $    277,937
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
   Depreciation                                                                     6,569                   10,378
   Amortization - film production costs                                            61,871                   74,153
   Deferred compensation                                                          122,415                   87,520
   Changes in assets and liabilities which affect net income:
       Accounts receivable                                                         22,089                  135,747
       Film costs                                                                 (97,507)                 (17,765)
       Other assets                                                                  (213)                     491
       Accounts payable and accrued expenses                                       26,711                 (170,280)
       Deferred income                                                              7,784                  157,613
       Due to related party                                                         7,775                        0
                                                                               ----------               -----------

           Net cash provided by (used for) operating activities                  (471,461)                 555,794





        See accompanying notes to the consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              Nine months ended      Nine months ended
                                                                                September 30,           September 30,
                                                                                    2003                   2002
                                                                                   ------                 ------
                                                                                (unaudited)              (unaudited)
Cash flows from financing activities:
     Issuance of common stock                                                 $     -                $       -

     Proceeds from (repayment of) loan payable                                    163,000                 (80,000)
                                                                                  -------              -----------

              Net cash provided by (used for) financing activities                163,000                 (80,000)

              Net increase (decrease) in cash                                    (308,461)                475,794

Cash at beginning of year                                                         358,216                  72,729
                                                                                  --------             ----------

Cash at end of period                                                         $    49,755   $             548,523
                                                                                  =========            ==========

Supplemental cash flow information: Cash paid during the year for:
     Interest                                                                 $     1,851            $        677
                                                                                  =======              ==========

     Income taxes                                                             $    20,729            $        460
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


Basis of presentation

         The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002. The Independent Auditor's Report dated March 7, 2003 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2003, and the results of its operations and its cash flows for the three and nine months ended September 30, 2003 and 2002 have been included. The results of operations for the interim period are not necessarily indicative of results which may be realized for the full year.

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

           The following potential common shares have been excluded from the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2003 and the three months ended September 30, 2002 because the effect would have been anti-dilutive:

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 will not have any impact on the Company's financial statements.


2.      Film costs

         Film costs consist of the following:

                                                                 September 30,
                                                                      2003

      In process or development                                  $     211,345
      Released, net of accumulated amortization of $17,070,679         144,485
                                                                    ----------
                                                                 $     355,830


3.     Property and Equipment

       The major classes of property and equipment consist of the following:

                                                  Useful           September 30,
                                                   life                 2003
       Machinery and equipment                   4 to 5 years       $ 232,599
       Furniture and fixtures                    10 years              29,495
       Leasehold improvements                    3 to 4 years           3,267
                                                                     -----------
                                                                      265,361
       Less accumulated depreciation                                 (253,008)
                                                                     ----------
                                                                    $  12,353

       Depreciation expense was $6,569 and $10,378 for the nine months ended September 30, 2003 and 2002, respectively.

4.      Earnings Per Share

         Earnings per share for the nine months ended September 30, 2002 were as follows:

         Basic
             Weighted-average of common shares outstanding          5,371,003
             Net income                                            $  277,937
             Net income per share                                  $     0.05

         Diluted
             Weighted-average of common shares outstanding          5,371,003
             Incremental shares assuming dilution                     843,333
                                                                   -----------

             Weighted-average diluted common shares outstanding     6,214,336
                                                                   ==========

             Net income                                            $  277,937
             Net income per share                                  $     0.04

5.      Loan Payable

                    On April 15, 2003 the Company entered into an unsecured loan for $250,000 at prime plus 1% with City National Bank that matures on April 15, 2004. There are no minimum repayment requirements and if necessary, at the maturity date the loan can be reviewed for an extension. As of September 30, 2003, $163,000 had been borrowed under the loan. Subsequently, on November 4, 2003 the loan was increased by $100,000 for a total unsecured loan of $350,000. As of November 14, 2003 an additional amount of $87,000 has been borrowed for a total amount of $250,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

            Except for the historical information presented in this document, the matters discussed in this Form 10-QSB, and specifically in "Management's Discussion and Analysis or Plan of Operation," or otherwise incorporated by reference into this document, are "forward looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements can be identified by the use of forward- looking terminology such as "believes," "expects," "may," "will," "intends," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by Avenue Entertainment Group, Inc. (the "Company"). You should not place undue reliance on forward-looking statements. Forward-looking statements involve risks and uncertainties. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and we assume no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by us in this report on Form 10-QSB and in our other reports filed with the Securities and Exchange Commission ("SEC") that attempt to advise interested parties of the risks and factors that may affect our business.

            The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with the unaudited financial statements and accompanying notes and the other financial information appearing elsewhere in this report and with the audited financial statements contained in our Form 10-KSB for the year ended December 31, 2002.

Overview

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

Basis of presentation

           The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002. The Independent Auditor's Report dated March 7, 2003 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2003, and the results of its operations and its cash flows for the nine months ended September 30, 2003 and 2002 have been included. The results of operations for the interim period are not necessarily indicative of results which may be realized for the full year.

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

            Factors we consider important which could trigger an impairment review include the following:

         o significant underperformance relative to expected historical or projected future operating results;
         o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
         o significant negative industry or economic trends;
         o significant decline in our stock price for a sustained period; and l our market capitalization relative to net book value.

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

The three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002.


Revenues

         Revenues for the three months ended September 30, 2003 were approximately $119,000 compared to $310,000 for the three months ended September 30, 2002. Revenues earned in 2003 were derived primarily from producer fees for the HBO First Look Deal and the licensing of rights of the "Hollywood Collection" in secondary markets through Janson Associates and for the project "Vivian Leigh" through Turner/Warner. The revenues earned in 2002 were derived primarily from producing fees for the HBO projects "Angels in America", "Normal" and "Path to War." The decrease in revenues for the quarter resulted primarily from the push of the start date of production on a feature film from the third quarter to the fourth quarter of 2003.

         Revenues for the nine months ended September 30, 2003 were approximately $375,000 compared to $1,321,000 for the nine months ended September 30, 2002. Revenues earned in 2003 were derived primarily from producer fees for the HBO First Look Deal and "Mindhunters", licensing of rights of the "Hollywood Collection" in secondary markets through Janson Associates and the project "Vivian Leigh" through Turner/Warner and for consulting fees. The revenues earned in 2002 included producing fees for the feature film, "Mindhunters", a nonrefundable fee for "Guilty", overhead fees for the HBO First Look Deal, and producing fees for the HBO projects "Angels in America", "Normal" and "Path to War." The decrease in revenues for the year was primarily the result of productions scheduled to shoot at the end of 2003 and into 2004.

Film Production Costs

         Film production costs for the quarter and nine months ended September 30, 2003 were approximately ($2,000) and $53,000 compared to $36,000 and $93,000 for the quarter and nine months ended September 30, 2002. The decreased film production costs were the result of decreased revenue recognized during the year.

Selling, General and Administrative

         Selling, general and administrative (S,G&A) expenses for the quarter and nine months ended September 30, 2003 were approximately $337,000 and $936,000 compared to $310,000 and $949,000 for the quarter and nine months ended September 30, 2002. The decrease in S,G&A is not significant but does remain consistent with previous quarters.

Liquidity and Capital Resources

         At September 30, 2003, the Company had approximately $50,000 of cash. Revenues were insufficient to cover costs of operations for the quarter ended September 30, 2003. The Company has a working capital deficiency and has an accumulated deficit of $8,690,837 through September 30, 2003. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated March 7, 2003 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. On April 15, 2003 the Company entered into an unsecured loan for $250,000 at prime plus 1% with City National Bank. Subsequently, on November 4, 2003 the loan was increased by $100,000 for a total unsecured loan of $350,000. As of November 14, 2003 $250,000 had been borrowed under the loan.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 will not have any impact on the Company's financial statements.

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

                               September 30, 2003

                           PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           31. Certification of Chief Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

                           32. Written Statement of the President and Chief Executive and Financial Officer pursuant to 18 U.S.C.ss.1350.

                  (b)      Reports

                           No reports were filed under Form 8-K for the quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                        AVENUE ENTERTAINMENT GROUP, INC.







DATE:     November 14, 2003        Cary Brokaw
                                   President and Chief Executive and Financial
                                   Officer, Director