Form 10KSB
period 2003-12-31
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2004-04-14
CIK 1023298

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year:  $636,563

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

Class                                           Outstanding at March 30, 2004
-----                                           -----------------------------
Common Stock, par value $.01 per share                5,371,030 shares

DOCUMENTS INCORPORATED BY REFERENCE:                       NONE

                                TABLE OF CONTENTS
                                                                      Page
PART I

         Item 1.    Description of Business..............................2

         Item 2.    Description of Property.............................16

         Item 3.    Legal Proceedings...................................16

         Item 4.    Submission of Matters to a Vote of
                    Security Holders....................................16

PART II

         Item 5.    Market for the Registrant's Common Equity
                    and Related Stockholder Matters.....................17

         Item 6.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.......17

         Item 7.    Financial Statements................................23

         Item 8.    Changes In and Disagreements with Accountants
                    on Accounting and Financial Disclosure..............42

         Item 8a.   Controls and Procedures.............................42

PART III

         Item 9.    Directors, Executive Officers, Promoters
                    and Control Persons; Compliance with
                    Section 16(a) of the Exchange Act...................43

         Item 10.   Executive Compensation..............................45


         Item 11.   Security Ownership of Certain
                    Beneficial Owners and Management....................48

         Item 12.   Certain Relationships and Related
                    Transactions........................................51

         Item 13.   Exhibits and Reports on Form 8-K....................53

         Item 14.   Principal Accountant Fees and Services..............53

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

General

         Mr. Brokaw has extensive experience in the motion picture industry. He began his career in the marketing department at Twentieth Century Fox. He also served as executive vice president at Cineplex Odeon and was president and chief executive officer of Island Pictures. Mr. Brokaw has particular experience in producing and releasing modestly budgeted independent films which appeal to the more sophisticated theatergoer. He has enjoyed success with such films as Choose Me, El Norte, Kiss of the Spider Woman, The Trip to Bountiful, Mona Lisa and

Spike Lee's first film, She's Gotta Have It. Mr. Brokaw is responsible for the production and release of Gus Van Sant's Drugstore Cowboy, James Foley's After Dark, My Sweet, Michael Lindsay-Hogg's The Object of Beauty, Jane Campion's Sweetie, and Jim Sheridan's The Field. Mr. Brokaw was the producer of Robert Altman's The Player, the celebrated and successful comedy which was nominated for five Academy awards, including Best Picture. Mr. Brokaw also produced Robert Altman's Short Cuts, which was nominated for several Academy Awards. Mr. Brokaw also produced Restoration, the Academy-Award winning and critically acclaimed epic adventure directed by Michael Hoffman and released by Miramax Films. In 1996, Mr. Brokaw produced Sony Pictures' Voices from a Locked Room, directed by Malcolm Clarke and starring Jeremy Northam. In 1998, the Company completed Finding Graceland starring Harvey Keitel, Johnathan Schaech, and Bridget Fonda, which was fully financed by Largo Entertainment Corp., a wholly owned subsidiary of JVC Entertainment, Inc. All domestic rights to the picture were licensed to the Columbia/TriStar Motion Picture Group and Largo licensed the picture internationally. In 1999, the Company completed Wayward Son starring Harry Connick, Jr., Pete Postlethwaite, Patricia Clarkson and Vanessa Shaw. Financed by way of an insurance backed bank loan, the Company has no financial exposure with respect to the film's success. The film had been the subject of litigation between the bank that financed it and the insurer who insured the bank from loss. This litigation has now been settled. The Company does not currently know when or if the film will be licensed for distribution.

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

         In Summer 2003 the Company completed production on Mindhunters which is co-financed by Intermedia and Dimension Films. Dimension which is a division of Miramax and a wholly owned subsidiary of the Walt Disney Company, will release the film domestically. Intermedia Films, one of the industry's preeminent foreign sales companies, will license the international rights. Written by Wayne Kramer and Erhen Kruger and directed by Renny Harlin, the story concerns a serial killer amidst the most elite unit of the FBI. Mindhunters stars LL Cool J, Val Kilmer, Christian Slater, and Kathryn Morris. The film is scheduled for national release in June 2004.

         In November 2003 the Company commenced production on a film adaptation of William Shakespeare's classic play The Merchant of Venice. Adapted and directed by Michael Radford (Il Postino), and starring Al Pacino, Jeremy Irons, Joseph Fiennes and Lynn Collins, the film will be internationally distributed by Arclight Films. The date of the film's domestic release has yet to be determined.

             In October 2003 the Company began pre-production on the feature film Closer, which commenced production in January 2004 in London. Based on Patrick Marber's acclaimed play and directed by Academy Award winning director Mike Nichols, the film stars Julia Roberts, Jude Law, Natalie Portman and Clive Owen. The film is financed by and will be internationally distributed by Columbia Pictures, a subsidiary of Sony Pictures Entertainment. The film will be released in December 2004.

         The Company also has approximately 10 other feature film projects currently in development including Phobic (Intermedia Films), The Moviegoer (Columbia Pictures), A Day in the Life of Tom Rowan written by Will Aldis, The Courier written by Michael Brandt and Derek Haas, and The Solace of Leaving Early based on the novel by Haven Kimmel. However, no assurance can be given as to when or if any of these projects will be completed.

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

         The Company currently has two television movies in active development. They are Special Occasions (CBS), based on the play by Bernard Slade and The Chimes written by Mark Medoff based on Charles Dickens novella, The Chimes of Christmas.

         For cable television, the Company produced Amelia Earhart: The Final Flight for TNT, starring Diane Keaton and Rutger Hauer, Path To Paradise: The Untold Story of the World Trade Center Bombing for HBO, starring Peter Gallagher and Marcia Gay Hardin, and Thrillseekers for TBS.

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

         The Company also produced Path to War, an original movie for HBO, starring Michael Gambon, Alec Baldwin and Donald Sutherland and was directed by the acclaimed John Frankenheimer. The film premiered in May 2002 and received Emmy nominations including Best Made for Television Movie.

         In October 2003 the Company completed production on the two-part six hour movie event Angels in America, based on the Pulitzer Prize and Tony Award winning plays by Tony Kushner for HBO. Directed by the Academy Award winning director, Mike Nichols, Angels in Amercia stars Al Pacino, Meryl Streep, Emma Thompson, Mary Louise-Parker and Jeffrey Wright amongst many others. The film event was broadcast in December and won five Golden Globe Awards including Best Movie or Mini-series as well as Best Actor and Best Actress. Angels in America is one of the most critically acclaimed film events of the last decade.

          In 2003 the Company also produced Normal for HBO which was written and directed by Jane Anderson. The film stars Jessica Lange and Tom Wilkinson and premiered at last year's Sundance Film Festival. The film had its broadcast premiere in March 2003 and received six Emmy Award nominations and three Golden Globe nominations.

         With HBO, the Company is developing movies based on Wayward Angel, written by George Wethern and Vincent Colnett, Vita and Virginia, written by Eileen Atkins and based on the relationship between Virginia Wolfe and Vita Saville West, and Murder of Napoleon, based on the novel by David Hapgood and Ben Weider which will be co-produced with Mike Nichols.

         The Company is also currently developing several television series including Cracked, The Swamp and Witness X.

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

         On occasion, Mr. Brokaw or other Company executives produce pursuant to "for hire" arrangements with programmers. In such producer-for-hire arrangements, Mr. Brokaw and the Company do not have financing responsibility or ownership of the films. Mr. Brokaw receives a substantial producer's fee for such services. Mr. Brokaw provided such services to HBO as a producer-for-hire on Wit, Path to War and Angels in America.

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

"Hollywood's Children"                 "Audrey Hepburn Remembered"
"The Horror Of It All"                 "Mae West. And The Men Who Knew Her"
"Ingrid"                               "The Story Of Lassie"
"Marilyn Monroe: Beyond The Legend"    "Charlton Heston: For All Seasons"
"Steve McQueen: Man On The Edge"       "Roger Moore: A Matter Of Class"
"Grace Kelly: The American Princess"   "Yul Brynner: The Man Who Was King"
"Cary Grant: The Leading Man"          "Ingrid Bergman Remembered"
"Gregory Peck: His Own Man"            "Jack Lemmon: America's Everyman"
"Vivien Leigh: Scarlett And Beyond"*   "Joan Crawford: Always The Star"
"Anthony Quinn: An Original"           "Fred MacMurray: The Guy Next Door"
"Robert Mitchum: The Reluctant Star"   "Shirley MacLaine: Kicking Up Her Heels"
"Michael Caine: Breaking The Mold"     "Barbara Stanwyck:Straight Down The Line"
"Shirley Temple: America's Little      "Gary Cooper: The Face Of A Hero"
  Darling"                             "Walter Matthau: Diamond In The Rough"
"Clint Eastwood: the Man From Malpaso"**
"Alan Ladd: The True Quiet Man"

* Copyright Owned by Turner Broadcasting System.
** Licensed to Warner Home Video

Other Entertainment Profiles

         In 1998, Wombat Productions began a new series of programs for the Art and Film Channel, Bravo, profiling entertainment figures outside the motion-picture industry. The first of these productions was a performance/profile of the Broadway diva, Betty Buckley: In Performance & In Person, and presented on the series Bravo Profiles in the fall of 1999. Also produced and presented the same year on Bravo Profiles was The Worlds of Harry Connick, Jr., an hour-length profile on the gifted musician, composer, actor Harry Connick, Jr.

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

Major Customers

         The Company's revenue has historically been derived from the production of a relatively small number of programs and licensing revenues. Given this fact, the limited number of outlets for the Company's productions, and the individually significant license fees generated from certain of its sales, certain customers have historically accounted for a significant portion of the Company's revenue. The Company derived approximately 43% and 37% of its total revenue for the year ended December 31, 2003 from Janson & Associates and from HBO related to the First Look Deal and the made for cable television movie Angels in America, respectively.

Employees

         The Company has 4 full time employees.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

                          MARKET PRICE OF COMMON STOCK

         The Company's Common Stock is traded on the OTCBB since April 25, 2001 under the symbol "PIXG". The following table sets forth the high and low sales prices for the Common Stock on the OTCBB for the years ended December 31, 2003 and December 31, 2002.

             2003                    High Sale                  Low Sale
             ----                    ---------                  --------
          1st Quarter                  $0.10                      $0.05
          2nd Quarter                  $0.10                      $0.05
          3rd Quarter                  $0.10                      $0.04
          4th Quarter                  $0.32                      $0.05

             2002                    High Sale                  Low Sale
             ----                    ---------                  --------
          1st Quarter                  $0.75                      $0.20
          2nd Quarter                  $0.28                      $0.02
          3rd Quarter                  $0.16                      $0.03
          4th Quarter                  $0.06                      $0.02

         As of March 31, 2004, there were 157 holders of record of Common Stock.

         On March 24, 2004, the closing price of the Common Stock on the OTCBB was $0.17.

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

         When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net long-lived assets, goodwill and film costs amounted to $257,000 as of December 31, 2003.

         In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") became effective and as a result, we ceased to amortize approximately $910,000 of goodwill beginning in 2002. We had recorded approximately $857,000 of amortization on this amount during the year ended December 31, 2001. In lieu of amortization, we were required to perform an impairment review of our goodwill in 2002 and an annual impairment review thereafter. The test was performed as of September 30, 2002 which resulted in $688,000 of goodwill impairment. The fair market valuation method used to evaluate goodwill impairment included cash flow estimates for 2003 and subsequent years. The test was performed as of September 30, 2003 which resulted in $221,172 of goodwill impairment which brings the amount of goodwill to zero.

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

Results of Operations

         For the year ended December 31, 2003 the Company had a net loss of $884,000 as compared to a loss of $634,000 for the year ended December 31, 2002.

Revenues

         Revenues for the year ended December 31, 2003 were $637,000 as compared to $1,516,000 for the year ended December 31, 2002. Revenues for the year ended December 31, 2003 were derived primarily from the licensing of its programming in secondary markets through Janson Associates, the HBO First Look Deal, producer fees for Angels in America and from Intermedia for the theatrical film Mindhunters. Revenues for the year ended December 31, 2002 were derived primarily from producer fees for Angels in America, Normal, Path to War, Mindhunters, the HBO First Look Deal and licensing of rights to its programming in secondary markets through Janson Associates.

Film Production Costs

         Film production costs for the year ended December 31, 2003 were $208,000 as compared to $145,000 for the year ended December 31, 2002.

Selling, General, and Administrative

         Selling, general and administrative expenses ("SG&A") for the twelve months ended December 31, 2003 and 2002 were $1,188,000 and $1,320,000, respectively. The remaining SG&A costs for 2003 and 2002 relate to salaries, occupancy costs and professional fees.

Other Income

         Other income for the year ended December 31, 2003 was $113,000 compared to $0 for the year ended December 31, 2002. Other income for the year ended December 31, 2003 primarily represents the return of a residuals bond held in an escrow account by the Screen Actors Guild for the project Wayward Son.

Income Taxes

         For the years ended December 31, 2003 and 2002, the Company had income tax expense of $16,000 and $700, respectively.

Impairment Loss on Goodwill and Cumulative Effect of a Change in Accounting Principle

         Pursuant to SFAS 142, the Company performed the annual analysis of goodwill impairment as of September 30, 2003 and recorded an impairment of $221,000 at December 31, 2003 which brings the goodwill to zero. Due to the transitional analysis of goodwill impairment as of September 30, 2002, the Company recorded an impairment of $689,000 as the cumulative effect of a change in accounting principle for the year ended December 31, 2002.

Liquidity and Capital Resources

         At December 31, 2003, the Company had approximately $38,000 of cash. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, revenues have been insufficient to cover costs of operations in the past five years. The Company has a working capital deficiency and has an accumulated deficit of $8,946,379 through December 31, 2003. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated March 12, 2004 on the Company's consolidated financial statements states that the Company has suffered losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

Recent Accounting Developments

         In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company's statements of earnings, financial position, or cash flows.

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

       In December 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any variable interest entities, and therefore, this interpretation is not expected to have a material impact on the Company's financial statements.

ITEM 7.                       FINANCIAL STATEMENTS


                                                                           Page
Avenue Entertainment Group, Inc.

        Independent Auditor's Report                                       24

        Consolidated Balance Sheet as of December 31, 2003                 25

        Consolidated Statements of Operations for the years ended
          December 31, 2003 and 2002                                       26

        Consolidated Statement of Stockholders' Equity (Deficit)
          for the years ended December 31, 2003 and 2002                   27

        Consolidated Statements of Cash Flows for the years ended
          December 31, 2003 and 2002                                       28

        Notes to Consolidated Financial Statements                         30

                          INDEPENDENT AUDITOR'S REPORT

        The Board of Directors and Stockholders
        Avenue Entertainment Group, Inc.:

        We have audited the accompanying consolidated balance sheet of Avenue Entertainment Group, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avenue Entertainment Group, Inc. and subsidiaries as of December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended December 31, 2003, the Company incurred a net loss of $884,497. In addition, the Company had an accumulated deficit of $8,946,379 as of December 31, 2003. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


        SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

        Los Angeles, California
        March 12, 2004

                        Avenue Entertainment Group, Inc.
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003

                                     Assets

Cash                                                            $     37,626
Accounts receivable, net of allowance of $10,000                     132,622
Film costs, net                                                      256,649
Property and equipment, net                                           10,289
Goodwill, net of accumulated amortization of $2,805,199                    0
Other assets                                                          17,795
                                                               -------------

Total assets                                                    $    454,981
                                                                ============

                      Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses                              $ 396,307
Deferred income                                                      434,361
Loan payable                                                         190,000
Deferred compensation                                              1,161,233
Due to related party                                                 146,597
                                                                -------------

Total liabilities                                                  2,328,498
                                                                 -----------

Commitments and contingencies

Stockholders' deficit:
 Common stock, par value $.01 per share, 15,000,000 shares
         authorized, 5,371,030 shares issued and outstanding          53,710
 Additional paid-in capital                                        7,172,839
 Accumulated deficit                                              (8,946,379)
 Treasury stock, at cost                                              (3,687)
 Note receivable for common stock                                   (150,000)
                                                                -------------

Total stockholders' deficit                                       (1,873,517)
                                                                 ------------

Total liabilities and stockholders' deficit                     $    454,981
                                                                ============

          See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               Years ended December 31,
                                                         2003                    2002
                                                         ----                    ----

Operating revenues                                   $    636,563           $    1,516,083
                                                     ------------           --------------

Costs and expenses:
  Film production costs                                   208,219                  144,719
  Selling, general and
   administrative expenses                              1,188,351                1,320,171
  Other income                                           (113,174)                  (3,829)
Impairment loss on goodwill                               221,172                       --
                                                 -----------------     -------------------

Total costs and expenses                                1,504,568                1,461,061
                                                    -------------            -------------

Profit (loss) before income tax                          (868,005)                  55,022

Income tax expense                                         16,492                      685
                                                  ---------------         ----------------

Income (loss) before cumulative effect
     of a change in accounting principle                 (884,497)                  54,337
Cumulative effect of change in accounting
     principle - goodwill valuation under
     SFAS 142                                                 --                  (688,827)
                                              -------------------            --------------

Net loss                                             $   (884,497)            $   (634,490)
                                                     =============            ============

Basic and diluted loss per share:
   Income (loss) before cumulative effect
      of a change in accounting principle        $         (0.16)             $       0.01
   Cumulative effect of a change in
      accounting principle - goodwill
      valuation under SFAS 142                              --                       (0.13)
                                                   --------------------      --------------

                                                 $          (0.16)            $      (0.12)
                                                     ==================     ===============
Weighted average common
   shares outstanding                                   5,371,030                 5,371,030
                                                      ===============          =============

          See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                     YEARS ENDED DECEMBER 31, 2003 AND 2002



                                             Common Stock                 Additional                          Stock
                                              Number of        Treasury     Paid-in      Accumulated      subscription
                                       Shares        Amount     Stock       capital        Deficit          receivable      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000          4,591,030      $ 45,910     (3,687)  $ 6,976,639    $ (5,731,633)     $ (150,000)   $1,137,229
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                                  (1,695,759)                   (1,695,759)
Issuance of common stock               50,000           500                 49,500                                          50,000
Acquisition of LCA                    730,000         7,300                146,700                                         154,000
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001          5,371,030        53,710     (3,687)    7,172,839      (7,427,392)       (150,000)     (354,530)
-------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                                    (634,490)                     (634,490)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002          5,371,030        53,710     (3,687)    7,172,839      (8,061,882)       (150,000)     (989,020)
-------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                                    (884,497)                     (884,497)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003          5,371,030        53,710    (3,687)    7,172,839       (8,946,379)       (150,000)   (1,873,517)
-------------------------------------------------------------------------------------------------------------------------------




          See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               Years ended December 31,
                                                            2003                  2002
                                                            ----                  ----

Cash flows from operating activities
     Net loss                                            $   (884,497)             (634,490)
Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation                                               8,633                19,882
     Amortization - film production costs                     148,823               120,058
    Cumulative effect of change in accounting
      principle-goodwill valuation under SFAS 142                   0               688,827
     Impairment of goodwill                                   221,172                     0

Changes in assets and liabilities affecting net loss:
     Accounts receivable                                      (77,687)              172,859
     Film costs                                               (85,278)              (63,140)
     Other assets                                                (541)                1,086
     Accounts payable and accrued expenses                   (116,385)              (96,886)
     Deferred compensation                                    242,954               105,320
     Deferred Income                                           32,216                53,437
     Income tax receivable                                          0                     0
                                                      ---------------       ---------------

              Net cash provided by (used in)
               operating activities                          (510,590)              366,953

Cash flows from investing activities:
     Purchase of equipment                                          0                (1,466)
                                                       --------------        ---------------

     Net cash used in investing activities                          0                (1,466)
                                                       -------------------------------------

                                   (Continued)

                        AVENUE ENTERTAINMENT GROUP, INC.


                                                               Years ended December 31,
                                                            2003                  2002
                                                            ----                  ----

Cash flows from financing activities:
   Proceeds from the issuance of
   common stock                                           $        0     $               0
   Loan payable                                               190,000               (80,000)
                                                          -----------           -----------

       Net cash (used for) provided by
          financing activities                                190,000               (80,000)

       Net increase (decrease) in cash                       (320,590)              285,487

Cash at beginning of year                                     358,216                72,729
                                                          -----------          ------------

Cash at end of year                                       $    37,626           $   358,216
                                                          ===========           ===========


Supplemental cash flow information: Cash paid during the year for:

     Interest                                             $    5,241            $     3,819
                                                          ==========            ===========
     Income taxes                                         $   16,492            $       685
                                                          ==========            ===========








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

  (2)   Going Concern

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues have been insufficient to cover costs of operations for the year ended December 31, 2003. The Company has a working capital deficiency and has an accumulated deficit of $8,946,379 through December 31, 2003. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets or other sources. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

(3)      Summary of Significant Accounting Policies

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

       Cash and Cash Equivalents

       Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. Included in cash and cash equivalents is restricted cash amounting to $21,000 at December 31, 2003.

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

       The Company completed the transitional analysis of goodwill impairment as of September 30, 2002 and recorded an impairment of $688,827 as a cumulative effect of a change in accounting principle. The Company completed the annual analysis of goodwill impairment as of September 30, 2003 and recorded an impairment of $221,172.

       Impairment of Long-Lived Assets

       The Company reviews its long-lived assets for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.

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

       Loss per Common Share

       The Company has adopted Statement of Financial Accounting Standards
       (SFAS) No. 128, "Earnings per Share", which established standards for computing and presenting earnings per share (EPS). The statement simplifies the standards for computing EPS, replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS are based upon the weighted average number of common shares outstanding during the period. Diluted EPS are based upon the weighted average number of common shares for all dilutive potential common shares outstanding. At December 31, 2003 and 2002, the Company did not include any potential common stock in its calculation of diluted EPS, because all options and warrants are anti-dilutive.

       The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

                                                             2003      2002
                                                          ---------  ---------
           Options outstanding under the Company's
             stock option plan                            2,235,000  2,235,000

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

       Two customers accounted for 43%, and 37% of the Company's net sales for the year ended December 31, 2003. At December 31, 2003, amounts due from these customers were 75%, and 23% of accounts receivable, respectively.

       Two customers accounted for 54%, and 31% of the Company's net sales for the year ended December 31, 2002. At December 31, 2002, amounts due from these customers were 46%, and 0% of accounts receivable, respectively.


       Stock Option Plan

       Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and account for stock options using the intrinsic value method and provide the pro forma disclosure provisions of SFAS No. 123. SFAS No.123 was amended in December 2002 by SFAS No.148, "Accounting for Stock-Based Compensation--Transition and Disclosure." Compensation cost will continue to be recorded for options granted below fair market value.

       Recently Issued Accounting Pronouncements

       In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company's statements of earnings, financial position, or cash flows.

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

       In December 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any variable interest entities, and therefore, this interpretation is not expected to have a material impact on the Company's financial statements.


(5)    Film Costs

       Film costs consist of the following:

                                                                    December 31,
                                                                           2003
       In process or development                                    $   238,649
       Released, net of accumulated amortization of $17,170,420          18,000
                                                                     -----------
                                                                    $   256,649

       Net film costs at December 31, 2003 consisted of production, acquisition, interest and costs for the development of stories and scenarios. These costs were offset by accumulated amortization and were stated at the lower of cost or estimated net realizable value.

       The following is a summary of the changes in net film costs:

                  Net film costs, December 31, 2001               $    377,112
                  Additions                                             63,140
                  Amortization                                       ( 120,058)
                                                                   -----------

                  Net film costs, December 31, 2002                    320,194
                  Additions                                             85,278
                  Amortization                                        (149,823)
                                                                   -----------

                      Net film costs, December 31, 2003           $    256,649
                                                                   ===========

       There are no capitalized interest costs included in each of the years ended December 31, 2003 and 2002.

       SOP 00-2 requires the Company to prepare estimates of future film cost amortization and the amount of accrued participation and residual liabilities expected to be paid in the next operating cycle. Based on these estimates, the Company expects to amortize a minimum of $57,000 of completed film costs within the next year in addition to amortizing at least 100% of completed film costs within the next three years. The

       Company is not a distributor of films and therefore is generally not responsible for the payment of participations and residuals.

 (6)   Property and Equipment

       The major classes of property and equipment consist of the following:

                                              Useful            December 31,
                                               life                  2003

       Machinery and equipment              4 to 5 years         $ 232,599
       Furniture and fixtures               10 years                29,495
       Leasehold improvements               3 to 4 years             3,267
                                                                 ---------
                                                                   265,361
       Less accumulated depreciation                              (255,072)
                                                                 ----------
                                                                 $  10,289

       Depreciation expense was $8,633 and $19,882 for the year ended December 31, 2003 and 2002, respectively.


  (7)   Loan Payable

       On April 15, 2003, the Company entered into an unsecured loan for $250,000 at prime plus 1% with City National Bank and the loan amount was increased to $350,000 on November 4, 2003. The loan matures on April 15, 2004. The amount outstanding at December 31, 2003 was $190,000 and repayment of the loan was made in full in February 2004.


 (8)   Commitments and Contingencies

       Leases

       The Company is obligated under a lease for office space, which requires minimum annual rentals, plus increases based on real estate taxes and operating costs that expire in October 2004. In addition to a security deposit of $12,061, the Company delivered a letter of credit in the amount of $21,000 issued by City National Bank.

       Rent expense was $123,797 and $142,213 for the years ended December 31, 2003 and 2002, respectively.

       Employment Agreements

       Effective September 30, 1996, the Company entered into five-year employment agreements with its President and its Chairman providing for an annual salary of $450,000, plus benefits and $150,000, plus benefits, respectively. Increases to base salaries and bonuses (limited to twice the base salary) will be determined at the discretion of the Compensation Committee of the Board of Directors. In 2003 and 2002, the President deferred $121,000 and $105,000 of his compensation, respectively. The Company is currently renegotiating a new five-year employment agreement with its President.

(9)    Stockholders' Deficit

       Stock Options

       In March 1997, the Company adopted The Avenue Entertainment Group, Inc. Stock Option and Long Term Incentive Compensation Plan (the "Plan") which provides for the grant of an aggregate of 1,750,000 shares of common stock of the Company. During 2002 the plan has been amended to increase the authorized shares to 2,750,000 shares. The options may be exercised subject to continued employment and certain other conditions. The options vest over a five-year period and expire five to ten years from the date of grant. At December 31, 2003 and 2002, 2,235,000 and 2,235,000 options were exercisable, respectively.

       Option activity under the Plan was as follows:

                                                                                                     Weighted
                                                                                                      average
                                                          Number of         Price range            exercisable
                                                            shares           per share                price
       Options Outstanding at December 31, 2001            985,000          1.70 - 1.81                1.75
                                                         ----------        -----------               ---------

       Options Issued                                   1,265,000                  0.02                 0.02

       Options Cancelled                                   15,000                  1.81                 1.81
                                                       -----------            ---------              -------

       Options Outstanding at December 31, 2002/03      2,235,000             .02 - 1.81                0.77
                                                        ---------             ----------              -------

       At December 31, 2003, the weighted average remaining contractual life of all outstanding options was 3.3 years.

       The following table summarizes information about options outstanding under the Plan at December 31, 2003:

                                                                      Weighted
                                                                       average
                                              Weighted                remaining
     Number            Range of                average               contractual         Number
   Outstanding      exercise prices        exercise price               life           exercisable
   -----------------------------------------------------------------------------------------------

    1,265,000               0.02               0.02                    3.5              1,265,000
      500,000               1.70               1.70                    2.7                500,000
      470,000               1.81               1.81                    3.5                470,000
   ----------------------------------------------------------------------------------------------
    2,235,000                                  0.77                     3.3             2,235,000
   ----------------------------------------------------------------------------------------------

       Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been or increased to the pro forma amounts indicated below:

                                                                                  December 31,       December 31,
                                                                                      2003               2002
                                                                                      ----               ----
         Net loss
                      As reported                                               $      (884,497)   $       (634,490)
                      Add stock based employee compensation
                           expense included in net income, net of tax                         -                   -
                      Deduct total stock based employee compensation
                           expense determined under fair value method
                           for all awards, net of tax                                         -             (16,179)
                                                                                ---------------    -----------------

                               Pro forma                                        $      (884,497)   $       (650,669)
                                                                                ===============    ================

                  Earnings per common share
                      Basic - as reported                                       $        (0.16)    $         (0.12)
                      Basic - pro forma                                         $        (0.16)    $         (0.12)
                      Diluted - as reported                                     $        (0.16)    $         (0.12)
                      Diluted  pro forma                                        $        (0.16)    $         (0.12)

       Pro forma net loss reflects only options granted in the years ended December 31, 2003 and 2002. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to August 1, 1994 is not considered.

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

(10)  Income Taxes

       Components of income tax expense (benefit) are as follows:

                                               December 31,       December 31,
                                                   2003               2002
                                                   ----               ----
            Federal                           $     --         $       --
            State and local                         800             19,589
                                              ---------         -----------
                                              $     800        $    19,589
                                              =============        ========


       Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                                December 31,       December 31,
                                                                    2003               2002
                                                                    ----               ----
       Tax (benefit)
         at Federal statutory rate of 34%                        $ (295,122)        $ (215,494)
       Increase (decrease) in taxes resulting from:
       State and local income taxes, net of
         federal income tax benefit                                 (36,970)             3,666
       Nondeductible goodwill amortization                           75,198            234,140
       Other                                                          3,424              2,720
       Change in valuation allowance                                254,270             (5,443)
                                                            ---------------           ---------
       Total                                               $            800        $    19,589
                                                           =================       ===========


       The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities are as follows:

                                                                      2003
       Deferred tax assets
       Accrued expenses and other                                 $ 688,108
       Stock options                                                107,500
       NOLs                                                       1,998,470
                                                                  2,794,078
       Valuation allowance                                       (2,596,114)
                                                                ------------
       Total deferred tax assets                                    197,964
                                                               ============

       Deferred tax liabilities

       Deferred state tax liabilities                               197,964
                                                                 ----------
       Total deferred tax liabilities                              (197,964)
                                                                ------------
       Net tax assets                                        $            0
                                                            ===============


For Federal and State income tax purposes, the Company has unused net operating loss carryforwards of approximately $4,648,000 and $4,265,000, as of December 31, 2003 and 2002, respectively expiring through 2021.


(11)   Related Party Transactions

       Transactions with GP Strategies

       At December 31, 2003, the Company owed GP Strategies, an affiliated company and major stockholder, $146,597 related to the payment of certain expenses of the Company by GP Strategies. The amount owed does not bear interest and does not have a maturity date.

       Transaction with Michael Hammer

       In August 1999, the Company sold 480,192 shares of Common Stock and a Warrant to purchase 500,000 shares of Common Stock which expired August 2002 (the "Warrant") to Hammer International Foundation, pursuant to a private placement transaction. Michael Hammer is the President and CEO of the Hammer International Foundation and is a Director of the Company. The Warrant is exercisable at an exercise price of $2.00 per share. The shares of Common Stock and the shares of Common Stock issuable upon exercise of the Warrant cannot be sold, transferred, pledged or assigned for a one-year period. The Company claimed exemption from the registration requirements of the Securities Act of 1933 (the "Act") pursuant to Rule 506 of Regulation D. of the Act.

       Distribution Agreement

       On March 1, 1994, the Company entered into an agreement with Janson Associates whereby Janson Associates (the distributor) was granted sole and exclusive rights to license all the programs of the Company's

       "Hollywood Collection" for all forms of television and video worldwide. The Hollywood Collection is a series of one-hour motion picture profiles of Hollywood's biggest stars, which are aired by a major cable network. The distributor also gained the exclusive right to execute all contracts for the exploitation of these rights. Revenues earned for the years ended December 31, 2003 and 2002 were $271,000 and $167,000, respectively. Included in operating expenses were $78,000 and $57,000, of commissions to Janson Associates incurred in the years ended December 31, 2003 and 2002, respectively. The President of Janson Associates is related to the Company's Chairman through marriage.


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

       In the prior years the Company had determined that $640,000 was the present value of the expected benefit payments and was accruing such amount on a straight-line basis over the term of the Chairman's employment contract, which covers the period from September 30, 1996 to December 31, 2001. As a result of significant changes in the actual results of operations from the projected results which were utilized in the initial actuarial valuation, the Company had a new valuation performed in 2001. This valuation determined that the liability at December 31, 2001 would be $163,000. A valuation was conducted in 2003 and it was determined that the liability at December 31, 2003 would be $96,000. Accordingly, the Company has adjusted their liability as of December 31, 2003 to reflect the accrued balance based on the revised estimates.


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


ITEM 8A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         The following table sets forth certain information concerning the directors and officers of the Company:

Name                  Age      Position
Gene Feldman          77       Chairman of the Board, President of Wombat
Cary Brokaw           52       President, Chief Executive and Financial Officer,
                               and Director
Michael Feldman       36       Executive Vice President and Director
Sheri L. Halfon       47       Director
Michael Hammer        48       Director

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

         Sheri L. Halfon served as Senior Vice President, Chief Financial Officer and Director of the Company since its formation on March 7, 1997. She resigned as Chief Financial Officer as of January 1, 2004 and the Company currently consults with her on financial and business affairs matters. Prior to the Reincorporation, Ms. Halfon served as Senior Vice President, Chief Financial Officer and Director of CineMasters from September 30, 1996 and Senior Vice President and Chief Financial Officer of Avenue Pictures since its formation in 1991. Ms. Halfon is a Class II Director.

         Michael Armand Hammer is Chairman and CEO of The Armand Hammer Foundation and President and CEO of the Hammer International Foundation. Mr. Hammer is Chairman of the Board and President of Hammer Galleries and Knoedler Galleries in New York City. In Los Angeles, he is a director of the Armand Hammer Museum of Art and Cultural Center and a Director of The Armand Hammer United World College of the American West in Montezuma, New Mexico. Mr. Hammer joined Occidental Petroleum Corporation in 1982 and served in various positions in the company's foreign and domestic oil and gas subsidiaries. He also served as Vice President and as a member of the Board of Directors and Executive Committee for Occidental, from 1985 through 1991. Prior to joining Occidental, Mr. Hammer worked in the Corporate Finance Department of Kidder Peabody, an investment banking firm in New York. Mr. Hammer is a Class I Director.

         On August 20, 2003, Doug Rowan resigned as a Class I Director of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         The Company believes that during the most recent fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Michael D. Feldman filed one late report on Form 4.

ITEM 10.      EXECUTIVE COMPENSATION

Executive Compensation

         The following table sets forth the aggregate compensation paid or accrued to the Company's executive officers for the services rendered in 2003, 2002, 2001, 2000, and 1999.


                           SUMMARY COMPENSATION TABLE


                                                                         Long-Term
                                                                       Compensation
                                                                          Awards
                                              Annual Compensation          Stock               All Other
                                             Salary          Bonus        Options            Compensation
Name and Principal Position          Year      ($)            ($)           (#)                   ($)
---------------------------          ----   -------         ------       ---------          ---------------

Cary Brokaw                          2003    450,000(1)                  1,000,000
President, Chief Executive           2002    450,000
And Financial Officer and            2001    450,000
Director

Gene Feldman                         2003    150,000(2)                    100,000
Chairman of the Board,               2002    150,000
President of Wombat                  2001    150,000

-------------------

(1) Mr. Brokaw's salary for the year ended 12/31/03 pursuant to his employment agreement was $450,000, of which $121,154 has been deferred by Mr. Brokaw.

(2) Mr. Feldman's salary for the year ended 12/31/03 was $150,000 of which $121,800 has been deferred.

Option Grants in 2003

There were no options granted to the named executive officers in 20003.

         The following table sets forth information concerning the value of unexercised options as of December 31, 2003 held by the executives named in the Summary Compensation Table above. No options were exercised during 2003.


                AGGREGATED OPTION EXERCISES AT DECEMBER 31, 2003
                           AND YEAR-END OPTION VALUES

                             Number of Securities                             Value of Unexercised
                            Underlying Unexercised                           In-the-Money Options at
                          Options at Fiscal Year End                             Fiscal Year End
Name                  Exercisable (E)/ Unexercisable (U)              Exercisable (E)/ Unexercisable (U)(1)
----                  ----------------------------------              -------------------------------------
Gene Feldman              175,000(E)                 0(U)                 100,000(E)               $0(U)
Cary Brokaw             1,400,000(E)                 0(U)               1,000,000(E)                0(U)
----------

(1) Calculated based on the closing price of the Common Stock $.065 as reported by the OTCBB on December 31, 2003.

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


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

         The only persons known by the Board of Directors to be the beneficial owner of more than five percent of the outstanding shares of Common Stock of the Corporation, as of March 30, 2004, are indicated below:


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

          SECURITY OWNERSHIP OF DIRECTORS AND NAMED EXECUTIVE OFFICERS

         The following table sets forth, as of March 30, 2004, beneficial ownership of shares of Common Stock of the Company by each director, each of the named executive officers and all directors and executive officers as a group:

                                Total Number of Shares              Percent of
                                   of Common Stock                    Common
Name                              Beneficially Owned                 Stock(1)

Gene Feldman                            341,700(2)                      6

Cary Brokaw                           2,811,350(3)                     49

Michael Feldman                         242,000(4)(5)                   4

Sheri L. Halfon                         140,100(6)                      3

Michael Hammer                        1,080,192 (7)                    18

Directors and Executive               4,615,342(8)                     70
  Officers as a Group
  (5 persons)
----------

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

(7) See footnote 2 to Principal Stockholders table.

(8) Includes 2,050,000 shares of Common Stock issuable upon exercise of currently exercisable stock options, and a warrant to purchase 500,000 shares of Common Stock.

Except for the shares of Avenue Common Stock subject to the options described in footnotes 1 through 4, and 6 above, none of such shares is known by the Corporation to be shares with respect to which such beneficial owner has the right to acquire beneficial ownership. The Corporation believes the beneficial holders listed above have sole voting and investment power regarding the shares shown as being beneficially owned by them.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Audit Fees

The aggregate fees billed for professional services rendered by Singer Lewak Greenbaum & Goldstein, LLP for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002 were $48,000 and $48,000, respectively.

(2)  Audit Related Fees

The aggregate fees billed for professional services rendered by Singer Lewak Greenbaum & Goldstein, LLP for audit related fees for fiscal years 2003 and 2002 were $0 and $0, respectively.

(3)  Tax Fees

The aggregate fees billed for professional services rendered by Singer Lewak Greenbaum & Goldstein, LLP for the preparation of the Registrant's tax returns, including tax planning for fiscal years 2003 and 2002 were $0 and $0, respectively.

(4)  All Other Fees

The aggregate fees billed for professional services rendered by Singer Lewak Greenbaum & Goldstein, LLP for all other services for fiscal years 2003 and 2002 were $0 and $0, respectively.

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

Dated:  April 13, 2004

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                            Title


Gene Feldman                    Chairman of the Board

Cary Brokaw                     President, Chief Executive and Financial Officer
                                 and Director

Sheri L. Halfon                 Director

Michael D. Feldman              Executive Vice President and Director

Michael Hammer                  Director


Dated: April 14, 2004

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

     21        Subsidiaries of the Company.+

     23.1      Consent of Singer Lewak Greenbaum & Goldstein LLP.+

     31 Certification of President, Chief Executive Officer and Chief Financial Officer.+

     32        Certification Pursuant to Section 18 U.S.C. Section 1350.+

+   Filed herewith.
++  Previously filed.