Form 10QSB
period 2004-03-31
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2004-05-20
CIK 1023298

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended March 31, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number:                              001-12885
                        -------------------------------------------------------

                        AVENUE ENTERTAINMENT GROUP, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                             95-4622429
---------------------------                        --------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                       Identification No.)


11111 Santa Monica Blvd., Suite 525
Los Angeles, California                                  90025
--------------------------------------------         ---------------------
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

Number of shares outstanding of each of issuer's classes of common stock as of May 14, 2004:



     Common Stock                                    5,371,030

                        AVENUE ENTERTAINMENT GROUP, INC.

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       --------

  Item 1. Financial Statements

          Unaudited Consolidated Balance Sheet -
          March 31, 2004                                                      1

          Unaudited Consolidated Statements of Operations -
          Three Months Ended March 31, 2004 and 2003                          2

          Unaudited Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 2004 and 2003                          3

          Unaudited Notes to Consolidated Financial Statements                5

  Item 2. Management's Discussion and Analysis or Plan of Operation           8

  Item 3. Controls and Procedures                                            12

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                  13

  Item 2. Changes in Securities                                              13

  Item 3. Defaults Upon Senior Securities                                    13

  Item 4. Submissions of Matters to a Vote of Security Holders               13

  Item 5. Other Information                                                  13

  Item 6. Exhibits and Reports on Form 8-K                                   14

          Signatures                                                         14

          Statement By Principal Executive and Financial Officer Regarding
          Facts and Circumstances Relating to Exchange Act Filings           15

          Written Statement of President and Chief Executive and Financial   17
          Officer

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.


                      UNAUDITED Consolidated Balance Sheet


                                                                     March 31,
                                                                         2004

                                                                   (unaudited)
Assets

Cash                                                          $      258,414
Accounts receivable, net of allowance of $10,000                      17,141
Film costs, net                                                      180,498
Property and equipment, net                                            8,680
Other assets                                                          17,470
                                                                  ----------
Total assets                                                  $      482,203
                                                                  ==========


Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses                         $      387,490
Deferred income                                                      409,361
Deferred compensation                                              1,110,117
Due to related party                                                 146,597
                                                                  ----------
Total liabilities                                                  2,053,565

Stockholders' deficit

Common stock, par value $.01 per share, $15,000,000 shares
        authorized, 5,371,030 shares issued and outstanding           53,710
Additional paid-in capital                                         7,172,839
Accumulated deficit                                               (8,644,224)
Treasury stock, at cost                                               (3,687)
Note receivable for common stock                                    (150,000)
                                                                  -----------
Total stockholders' deficit                                       (1,571,362)
                                                                  -----------
Total liabilities and stockholders' deficit                   $      482,203
                                                                  ==========


        See accompanying notes to the consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                         Three months      Three months
                                                            ended             ended
                                                          March 31,         March 31,
                                                             2004              2003
                                                             ----              ----
                                                         (unaudited)       (unaudited)

Operating revenues                                   $      566,992            157,364
                                                           --------           -------

Cost and expenses:
  Film production costs                                       4,525            14,997
  Selling, general & administrative expenses                309,966           309,197
  Other income                                              (49,654)                0
                                                      --------------------------------
                                                      -------------------------------
       Total costs and expenses                             264,837           324,194
                                                      --------------------------------
                                                      --------------------------------

Income (loss) before income tax                             302,155          (166,830)

Income tax expense                                                0            20,729
                                                      ------------------------------------

Net income (loss)                                      $    302,155       $   (187,559)
                                                      ====================================

Basic income (loss) per common stock                   $        .06       $      (.03)
                                                      =============          =========

Diluted income (loss) per common stock                $         .05       $      (.03)
                                                      ==================     ==========

Weighted average common shares outstanding-basic          5,371,003          5,371,003
                                                      =============         =========


Weighted average common shares outstanding-diluted       6,530,5 86         5,371,003
                                                      ====================================





        See accompanying notes to the consolidated financial statements.


                        AVENUE ENTERTAINMENT GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                                        Three months        Three months
                                                                           ended               ended
                                                                         March 31,           March 31,
                                                                           2004                2003
                                                                       -----------         -----------
                                                                        (unaudited)        (unaudited)

Cash flows from operating activities:

   Net profit (loss)                                                 $   302,155       $     (187,559)
Adjustments to reconcile net loss to net cash (used for)
    provided by operating activities:
   Depreciation                                                            1,609               2,190
   Amortization - film production costs                                    3,138              13,556
   Deferred compensation                                                 (51,116)             30,300
   Changes in assets and liabilities which affect net income:
       Accounts receivable                                               115,481             (24,889)
       Film costs                                                         73,013             (23,571)
       Other assets                                                          325                  (3)
       Accounts payable and accrued expenses                              (8,817)            (25,632)
       Deferred income                                                   (25,000)            (44,401)
                                                                       ------------     ---------------
                                                                       ------------     ---------------

           Net cash provided by (used for) operating activities           410,788            (260,009)




        See accompanying notes to the consolidated financial statements.


                        AVENUE ENTERTAINMENT GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                 Three months        Three months
                                                                                    ended               ended
                                                                                  March 31,           March 31,
                                                                                       2004                2003
                                                                                  -------------   ------   ----
                                                                                 (unaudited)          (unaudited)

Cash flows from financing activities:
     Proceeds from (repayment of) loan payable                                 $  (190,000)          $         0

                                                                                  -------------        ----------

           Net cash provided by (used for) financing activities                   (190,000)                    0


           Net increase (decrease) in cash                                          220,788             (260,009)

Cash at beginning of year                                                            37,626             358,216
                                                                                  -------------         -----------

Cash at end of period                                                          $    258,414           $  98,207
                                                                                  ============         ============
Supplemental cash flow information:
  Cash paid during the year for:
     Interest                                                                  $        510                   0
                                                                                  ===========          $============
     Income taxes                                                              $          0            $   20,729
                                                                                  ===============      ============






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


Basis of presentation

         The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003. The Independent Auditor's Report dated March 12, 2004 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2004, and the results of its operations and its cash flows for the three months ended March 31, 2004 and 2003 have been included. The results of operations for the interim period are not necessarily indicative of results which may be realized for the full year.

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

            The following potential common shares have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2004 due to the exercise price being greater than the Company's weighted average stock price for the period:

Options outstanding under the Company's stock option plan               970,000


2.      Film costs

         Film costs consist of the following:

                                                                     March 31,
                                                                         2004

      In process or development                                   $   163,642
      Released, net of accumulated amortization of $17,173,558         16,856
                                                                     --------
                                                                  $   180,498


3.     Property and Equipment

       The major classes of property and equipment consist of the following:

                                           Useful               March 31,
                                            life                    2004
       Machinery and equipment            4 to 5 years           $ 232,599
       Furniture and fixtures             10 years                  29,495
       Leasehold improvements             3 to 4 years               3,267
                                                                  -----------
                                                                   265,361
       Less accumulated depreciation                              (256,681)
                                                                 ----------
                                                              $     8,680

       Depreciation expense was $1,609 and $2,190 for the three months ended March 31, 2004 and 2003, respectively.

4.      Earnings Per Share

         Earnings per share for the three months ended March 31, 2004 were as follows:

            Basic
              Weighted-average of common shares outstanding           5,371,003
              Net income                                             $  302,155
              Net income per share                                   $     0.06

            Diluted
              Weighted-average of common shares outstanding           5,371,003
              Incremental shares assuming dilution                    1,159,583
                                                               ----------------

              Weighted-average diluted common shares outstanding      6,530,586
                                                                  =============

              Net income                                         $       302,155
              Net income per share                               $         0.05

5.      Loan Payable

                    On April 15, 2003 the Company entered into an unsecured loan for $250,000 at prime plus 1% with City National Bank and the loan amount was increased to $350,000 on November 4, 2003. The loan matured on April 15, 2004. The amount outstanding at March 31, 2004 was zero as repayment of the loan was made in full in February 2004.

ITEM 2.  MANGEMENTT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

            The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with the unaudited financial statements and accompanying notes and the other financial information appearing elsewhere in this report and with the audited financial statements contained in our Form 10-KSB for the year ended December 31, 2003.

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


Basis of Presentation

           The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003. The Independent Auditor's Report dated March 14, 2004 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2004, and the results of its operations and its cash flows for the three months ended March 31, 2004 and 2003 have been included. The results of operations for the interim period are not necessarily indicative of results which may be realized for the full year.

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

Valuation of long-lived and intangible assets, including film costs. Long-lived assets, consisting primarily of property, plant and equipment and intangibles, including film costs comprise a significant portion of the Company's total assets. Long-lived assets, including intangibles and film costs, are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by that asset. The cash flow projections are based on historical experience, management's view of growth rates within the industry and the anticipated future economic environment.

            Factors we consider important which could trigger an impairment review include the following:

         o significant underperformance relative to expected historical or projected future operating results;
         o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
         o significant negative industry or economic trends;
         o significant decline in our stock price for a sustained period; and
        (a) our market capitalization relative to net book value.

         When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

The three months ended March 31, 2004 are compared to the three months ended March 31, 2003.

Revenues

         Revenues for the three months ended March 31, 2004 were approximately $567,000 compared to $157,000 for the three months ended March 31, 2003. Revenues earned in 2004 were derived primarily from producer fees for the feature film Closer, the HBO First Look Deal and the licensing of rights of the "Hollywood Collection" in secondary markets through Janson Associates.

Film Production Costs

         Film production costs for the three months ended March 31, 2004 were approximately $5,000 compared to $15,000 for the three months ended March 31, 2003. The decrease in film production costs is due to a decrease in revenues earned in secondary markets through Janson Associates.

Selling, General and Administrative

         Selling, general and administrative (S,G&A) expenses for the three months ended March 31, 2004 were approximately $310,000 compared to $309,000 for the three months ended March 31, 2003. The increase in S,G&A is not significant but does remain consistent with previous quarters.

Liquidity and Capital Resources

         At March 31, 2004, the Company had approximately $258,000 of cash. Revenues were sufficient to cover costs of operations for the quarter ended March 31, 2004. The Company has a working capital deficiency and has an accumulated deficit of $8,644,000 through March 31, 2004. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated March 12, 2004 on the Company's consolidated financial statements for the year ended December 31, 2003 states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES

          Based on the evaluation conducted by the Chief Executive and Financial Officer, as of a date within 90 days of the filing date of this quarterly report, of the effectiveness of the Company's disclosure controls and procedures, the CEO/CFO concluded that, as of the evaluation date (1) there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures, (2) there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (3) no corrective actions were required to be taken.

                        AVENUE ENTERTAINMENT GROUP, INC.

                                 MARCH 31, 2004

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

We may become involved in litigation arising out of operations in the normal course of business. As of March 31, 2004, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.


Item 2.  Changes in Securities

(a) There were no modifications of instruments defining the rights of the holders of any class of registered securities. (b) The rights evidenced by any class of registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities.
(c) In the first quarter ended March 31, 2004 there were no sales of unregistered securities. (d) Rule 463 of the Securities Act is not applicable to the Company. (e) In the first quarter ended March 31, 2004 there were no repurchases by the Company of its Common Stock.


Item 3.  Defaults Upon Senior Securities

                  None


Item 4.  Submissions of Matters to a Vote of Security Holders

                  In the first quarter ended March 31, 2004 there were no matters submitted to a vote of security holders.


Item 5.  Other Information

                  None.




Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         31.  Certification of Chief Executive and Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2003.

         32. Written Statement of the President and Chief Executive and Financial Officer pursuant to 18 U.S.C.ss.1350.

(b)      Reports

         No reports were filed under Form 8-K for the quarter ended March 31, 2004.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                        AVENUE ENTERTAINMENT GROUP, INC.





DATE:    May 20, 2004                        BY:  Cary Brokaw
                                                  President and Chief Executive
                                                  and Financial
                                                  Officer, Director