Form 10QSB
period 2004-06-30
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2004-08-23
CIK 1023298

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended June 30, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number:                              001-12885
                        ------------------------------------------------------

                        AVENUE ENTERTAINMENT GROUP, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                       95-4622429
---------------------------                    --------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization                   Identification No.)


11111 Santa Monica Blvd., Suite 525
Los Angeles, California                                 90025
--------------------------------------------   --------------------------
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

Number of shares outstanding of each of issuer's classes of common stock as of August 16, 2004:



     Common Stock                                      5,371,030

                        AVENUE ENTERTAINMENT GROUP, INC.

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       --------

  Item 1.  Financial Statements

           Unaudited Consolidated Balance Sheet -
           June 30, 2004                                                 1

           Unaudited Consolidated Statements of Operations -
           Three and Six Months Ended June 30, 2004 and 2003             2

           Unaudited Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 2004 and 2003                       3

           Unaudited Notes to Consolidated Financial Statements          5

  Item 2.  Management's Discussion and Analysis or Plan of Operation     8

  Item 3.  Controls and Procedures                                      12

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                            13

  Item 2.  Changes in Securities                                        13

  Item 3.  Defaults Upon Senior Securities                              13

  Item 4.  Submissions of Matters to a Vote of Security Holders         13

  Item 5.  Other Information                                            13

  Item 6.  Exhibits and Reports on Form 8-K                             14

           Signatures                                                   14

           Statement By Principal Executive and Financial Officer
           Regarding Facts and Circumstances Relating to Exchange
           Act Filings                                                  15

           Written Statement of President and Chief Executive and
           Financial Officer                                            17

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.


                      UNAUDITED Consolidated Balance Sheet

                                                                    June 30,
                                                                      2004
                                                                 ---------------
Assets                                                           (unaudited)

Cash                                                               $   69,662
Accounts receivable, net of allowance of $10,000                       12,491
Film costs, net                                                       151,646
Property and equipment, net                                             7,524
Other assets                                                           17,780
                                                                   -----------
Total assets                                                       $  259,103
                                                                   ===========


Liabilities and Stockholders' Deficit

Accounts payable and accrued expenses                              $  370,055
Deferred income                                                       383,365
Loan payable                                                           22,000
Deferred compensation                                               1,121,809
Due to related party                                                  146,597
                                                                   -----------
Total liabilities                                                   2,043,826
                                                                   -----------

Stockholders' deficit

Common stock, par value $.01 per share, $15,000,000 shares
      authorized, 5,371,030 shares issued and outstanding              53,710
Additional paid-in capital                                          7,172,839
Accumulated deficit                                                (8,857,585)
Treasury stock, at cost                                                (3,687)
Note receivable for common stock                                     (150,000)
                                                                   -----------
Total stockholders' deficit                                        (1,784,723)
                                                                   -----------
Total liabilities and stockholders' deficit                        $  259,103
                                                                   ===========


        See accompanying notes to the consolidated financial statements.


                                       AVENUE ENTERTAINMENT GROUP, INC.

                                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three months   Three months    Six months     Six months
                                                        ended         ended           ended         ended
                                                       June 30,      June 30,        June 30,      June 30,
                                                         2004          2003            2004          2003
                                                     (unaudited)    (unaudited)     (unaudited)   (unaudited)
                                                     ------------   ------------   ------------   ------------
Operating revenues                                   $    77,533    $    99,039    $   644,525    $   256,403
                                                     ------------   ------------   ------------   ------------

Cost and expenses:
  Film production costs                                   13,226         39,971         17,751         54,968
  Selling, general & administrative expenses             277,847        289,947        587,813        599,144
  Other income                                              (179)             0        (49,833)             0
                                                     ------------   ------------   ------------   ------------
       Total costs and expenses                          290,894        329,918        555,731        654,112
                                                     ------------   ------------   ------------   ------------

Income (loss) before income tax                         (213,361)      (230,879)        88,794       (397,709)

Income tax expense                                             0              0              0         20,729
                                                     ------------   ------------   ------------   ------------

Net income (loss)                                    $  (213,361)   $  (230,879)   $    88,794    $  (418,438)
                                                     ============   ============   ============   ============

Basic income (loss) per common stock                 $      (.04)   $      (.04)   $       .02    $      (.08)
                                                     ============   ============   ============   ============

Diluted income (loss) per common stock               $      (.04)   $      (.04)   $       .01    $      (.08)
                                                     ============   ============   ============   ============

Weighted average common shares outstanding-basic       5,371,030      5,371,030      5,371,030      5,371,030
                                                     ============   ============   ============   ============

Weighted average common shares outstanding-diluted     5,371,030      5,371,030      6,508,398      5,371,030
                                                     ============   ============   ============   ============


                       See accompanying notes to the consolidated financial statements.




                                  AVENUE ENTERTAINMENT GROUP, INC.

                           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Six months       Six months
                                                                           ended           ended
                                                                          June 30,       June 30,
                                                                           2004            2003
                                                                        (unaudited)     (unaudited)
                                                                       -------------   -------------
Cash flows from operating activities:
   Net profit (loss)                                                   $     88,794    $   (418,438)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
   Depreciation                                                               2,765           4,379
   Amortization - film production costs                                      13,166          49,349
   Deferred compensation                                                    (39,424)         59,100
   Changes in assets and liabilities which affect net income:
       Accounts receivable                                                  120,131          11,638
       Film costs                                                            91,837         (30,084)
       Other assets                                                              15            (643)
       Accounts payable and accrued expenses                                (26,252)         (9,480)
       Deferred income                                                      (50,996)         21,224
                                                                       -------------   -------------

           Net cash provided by (used for) operating activities        $    200,036    $   (312,955)
                                                                       =============   =============




                  See accompanying notes to the consolidated financial statements.



                        AVENUE ENTERTAINMENT GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Six months      Six months
                                                                        ended           ended
                                                                       June 30,        June 30,
                                                                         2004            2003
                                                                     -------------   -------------
                                                                      (unaudited)     (unaudited)
Cash flows from financing activities:
   Proceeds from (repayment of) loan payable                         $   (168,000)   $     24,000
                                                                     -------------   -------------

     Net cash provided by (used for) financing activities                (168,000)         24,000

     Net increase (decrease) in cash                                       32,036        (288,955)

Cash at beginning of year                                                  37,626         358,216
                                                                     -------------   -------------

Cash at end of period                                                $     69,662    $     69,261
                                                                     =============   =============

Supplemental cash flow information: Cash paid during the year for:
     Interest                                                        $        527    $        108
                                                                     =============   =============
     Income taxes                                                    $          0    $          0
                                                                     =============   =============



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

Basis of presentation

         The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003. The Independent Auditor's Report dated March 12, 2004 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2004, and the results of its operations and its cash flows for the six months ended June 30, 2004 and 2003 have been included. The results of operations for the interim period are not necessarily indicative of results which may be realized for the full year.

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

           The following potential common shares have been excluded from the computation of diluted net loss per share for the three months and the six months ended June 30, 2003 and the three months ended June 30, 2004 because the effect would have been anti-dilutive:

Options outstanding under the Company's stock option plan           2,235,000

            The following potential common shares have been excluded from the computation of diluted earnings per share for the six months ended June 30, 2004 due to the exercise price being greater than the Company's weighted average stock price for the period:

Options outstanding under the Company's stock option plan             970,000

2.       Film costs
         Film costs consist of the following:

                                                                     June 30,
                                                                       2004
                                                                    -----------

In process or development                                            $ 144,417
Released, net of accumulated amortization of $17,183,586                 7,229
                                                                    -----------
                                                                     $ 151,646
                                                                    ===========

3.       Property and equipment

         The major classes of property and equipment consist of the following:

                        AVENUE ENTERTAINMENT GROUP, INC.

3.       Property and equipment (Continued)

                                                  Useful             June 30,
                                                   life                2004
                                             ----------------    ---------------
         Machinery and equipment              4 to 5 years         $  232,599
         Furniture and fixtures                10 years                29,495
         Leasehold improvements               3 to 4 years              3,267
                                                                   -------------
                                                                      265,361
         Less accumulated depreciation                               (257,837)
                                                                   -------------
                                                                   $    7,524
                                                                   =============

Depreciation expense was $2,765 and $4,379 for the six months ended June 30, 2004 and 2003, respectively.

4.       Earnings per share

         Earnings per share for the six months ended June 30, 2004 were as follows:

        Basic
           Weighted-average of common shares outstanding             5,371,030
           Net income                                              $    88,794
           Net income per share                                    $      0.02

        Diluted
           Weighted-average of common shares outstanding             5,371,030
           Incremental shares assuming dilution                      1,137,368
                                                                   ------------

           Weighted-average diluted common shares outstanding        6,508,398
                                                                   ============

           Net income                                              $    88,794
           Net income per share                                    $      0.01


5.       Loan payable

         On April 15, 2003 the Company entered into an unsecured loan for $250,000 at prime plus 1% with City National Bank increasing to $350,000 on November 4, 2003. The loan matured on April 15, 2004 and repayment of the outstanding amount was made in February 2004. On June 21, 2004 the Company entered into an unsecured loan for $200,000 at prime plus 1% with City National Bank with a maturity date of June 15, 2005. As of June 30, 2004 $22,000 had been borrowed under the loan. Subsequently, as of August 14, 2004 an additional amount of $84,000 has been borrowed for a total amount of $106,000.

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Basis of Presentation

         The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003. The Independent Auditor's Report dated March 14, 2004 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2004, and the results of its operations and its cash flows for the six months ended June 30, 2004 and 2003 have been included. The results of operations for the interim period are not necessarily indicative of results which may be realized for the full year.

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

Valuation of long-lived and intangible assets, including film costs

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

The three and six months ended June 30, 2004 are compared to the three and six months ended June 30, 2003.

Revenues

         Revenues for the three and six months ended June 30, 2004 were approximately $78,000 and $645,000 compared to $99,000 and $256,000 for the three and six months ended June 30, 2003. Revenues earned in 2004 were derived primarily from producer fees for the feature film Closer, the HBO First Look Deal and the licensing of rights of the "Hollywood Collection" in secondary markets through Janson Associates.

Film production costs

         Film production costs for the three and six months ended June 30, 2004 were approximately $13,000 and $18,000 compared to $40,000 and $55,000 for the three and six months ended June 30, 2003. The decrease in film production costs is due to a decrease in revenues earned in secondary markets through Janson Associates.

Selling, general and administrative

         Selling, general and administrative (S,G&A) expenses for the three and six months ended June 30, 2004 were approximately $278,000 and $588,000 compared to $290,000 and $599,000 for the three and six months ended June 30, 2003. The decrease in S,G&A is not significant but does remain consistent with previous quarters.

Liquidity and capital resources

         At June 30, 2004, the Company had approximately $70,000 of cash. Revenues were insufficient to cover costs of operations for the quarter ended June 30, 2004. The Company has a working capital deficiency and has an accumulated deficit of $8,858,000 through June 30, 2004. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated March 12, 2004 on the Company's consolidated financial statements for the year ended December 31, 2003 states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

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

                        AVENUE ENTERTAINMENT GROUP, INC.

                                  June 30, 2004

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings

We may become involved in litigation arising out of operations in the normal course of business. As of June 30, 2004, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.


Item 2.           Changes in Securities

         (a) There were no modifications of instruments defining the rights of the holders of any class of registered securities.

         (b) The rights evidenced by any class of registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities.

         (c) In the first and second quarters ended June 30, 2004 there were no sales of unregistered securities.

         (d) Rule 463 of the Securities Act is not applicable to the Company.

         (e) In the first and second quarters ended June 30, 2004 there were no repurchases by the Company of its Common Stock.


Item 3.           Defaults Upon Senior Securities

                  None


Item 4.           Submissions of Matters to a Vote of Security Holders

                  In the first and second quarters ended June 30, 2004 there were no matters submitted to a vote of security holders.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           31. Certification of Chief Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

                           32. Written Statement of the President and Chief
Executive and Financial Officer pursuant to 18 U.S.C.ss.1350.

                  (b)      Reports

                           No reports were filed under Form 8-K for the quarter ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                    AVENUE ENTERTAINMENT GROUP, INC.





DATE:   August 23, 2004              BY:  /s/ Cary Brokaw
                                          --------------------------------
                                          Cary Brokaw
                                          President and Chief Executive and
                                          Financial Officer, Director