Form 10QSB
period 2004-09-30
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2004-11-18
CIK 1023298

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended September 30, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________to ______________

Commission File Number:                 001-12885
                        --------------------------------------------------------

                        AVENUE ENTERTAINMENT GROUP, INC.
                  --------- ---------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         DELAWARE                                                95-4622429
---------------------------                                 --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                                Identification No.)


10202 W. WASHINGTON BOULEVARD
CULVER CITY, CALIFORNIA                                            90232
------------------------------------                        --------------------
(Address of principal executive offices)                         (Zip Code)

                                 (310) 244-6868
                ------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period) that the Registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                       Yes [X]                 No [ ]

Number of shares outstanding of each of issuer's classes of common stock as of November 15, 2004:

                    Common Stock             5,371,030

                        AVENUE ENTERTAINMENT GROUP, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------

  Item 1.         Financial Statements

                  Unaudited Consolidated Balance Sheet -
                  September 30, 2004                                           1

                  Unaudited Consolidated Statements of Operations -
                  Three and Nine Months Ended September 30, 2004 and 2003      2

                  Unaudited Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2004 and 2003                3

                  Unaudited Notes to Consolidated Financial Statements         5

  Item 2.         Management's Discussion and Analysis or Plan of Operation    8

  Item 3.         Controls and Procedures                                     12

PART II. OTHER INFORMATION

  Item 1.         Legal Proceedings                                           13

  Item 2.         Changes in Securities                                       13

  Item 3.         Defaults Upon Senior Securities                             13

  Item 4.         Submissions of Matters to a Vote of Security Holders        13

  Item 5.         Other Information                                           13

  Item 6.         Exhibits and Reports on Form 8-K                            14

                  Signatures                                                  14

                  Statement By Principal Executive and Financial Officer Regarding Facts and Circumstances Relating to Exchange
                  Act Filings                                                 15

                  Written Statement of President and Chief Executive
                  and Financial Officer                                       17

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                   SEPTEMBER 30,
                                                                        2004
                                                                   -------------
ASSETS                                                              (UNAUDITED)
------

Cash                                                                $    25,676
Accounts receivable, net of allowance of $10,000                         16,403
Film costs, net                                                         168,879
Property and equipment, net                                               6,422
Other assets                                                             16,632
                                                                    ------------
TOTAL ASSETS                                                        $   234,012
                                                                    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Accounts payable and accrued expenses                               $   343,973
Deferred income                                                         358,365
Loan payable                                                            163,000
Deferred compensation                                                 1,150,009
Due to related party                                                    146,597
                                                                    ------------
TOTAL LIABILITIES                                                     2,161,944
                                                                    ------------

STOCKHOLDERS' DEFICIT

Common stock, par value $.01 per share, 15,000,000 shares
      authorized, 5,371,030 shares issued and outstanding                53,710
Additional paid-in capital                                            7,172,839
Accumulated deficit                                                  (9,000,794)
Treasury stock, at cost                                                  (3,687)
Note receivable for common stock                                       (150,000)
                                                                    ------------
TOTAL STOCKHOLDERS' DEFICIT                                          (1,927,932)
                                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   234,012
                                                                    ============


        See accompanying notes to the consolidated financial statements.


                                            AVENUE ENTERTAINMENT GROUP, INC.

                                     UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   THREE MONTHS      Three months      NINE MONTHS      Nine months
                                                      ENDED             ended             ENDED            ended
                                                  SEPTEMBER 30,     September 30,     SEPTEMBER 30,    September 30,
                                                       2004              2003              2004             2003
                                                   (UNAUDITED)       (unaudited)       (UNAUDITED)      (unaudited)
                                                  ------------      ------------      ------------      ------------
Operating revenues                                $   136,794       $   118,740       $   781,319       $   375,143
                                                  ------------      ------------      ------------      ------------

Cost and expenses:
  Film production costs                                 8,058            (1,826)           25,809            53,142
  Selling, general & administrative expenses          271,075           336,683           858,888           935,827
  Other income                                            870                 0           (48,963)                0
                                                  ------------      ------------      ------------      ------------
       Total costs and expenses                       280,003           334,857           835,734           988,969
                                                  ------------      ------------      ------------      ------------

Loss before income tax                               (143,209)         (216,117)          (54,415)         (613,826)

Income tax expense                                          0            (5,600)                0            15,129
                                                  ------------      ------------      ------------      ------------

Net loss                                          $  (143,209)      $  (210,517)      $   (54,415)      $  (628,955)
                                                  ============      ============      ============      ============

Basic loss per common stock                       $      (.03)      $      (.04)      $      (.01)      $      (.12)
                                                  ============      ============      ============      ============

Diluted loss per common stock                     $      (.03)      $      (.04)      $      (.01)      $      (.12)
                                                  ============      ============      ============      ============

Weighted average common shares
outstanding-basic                                   5,371,030         5,371,030         5,371,030         5,371,030
                                                  ============      ============      ============      ============

Weighted average common shares
outstanding-diluted                                 5,371,030         5,371,030         5,371,030         5,371,030
                                                  ============      ============      ============      ============

                            See accompanying notes to the consolidated financial statements.


                                       AVENUE ENTERTAINMENT GROUP, INC.

                                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    NINE MONTHS     Nine months
                                                                       ENDED           ended
                                                                   SEPTEMBER 30,   September 30,
                                                                        2004           2003
                                                                    (UNAUDITED)     (unaudited)
                                                                     ----------      ----------

Cash flows from operating activities:
   Net loss                                                          $ (54,415)      $(628,955)
Adjustments to reconcile net loss to net cash (used for)
    provided by operating activities:
   Depreciation                                                          3,867           6,569
   Amortization - film production costs                                 13,492          61,871
   Deferred compensation                                               (11,224)        122,415
   Changes in assets and liabilities which affect net income:
       Accounts receivable                                             116,219          22,089
       Film costs                                                       74,278         (97,507)
       Other assets                                                      1,163            (213)
       Accounts payable and accrued expenses                           (52,334)         26,711
       Deferred income                                                 (75,996)          7,784
       Due to related party                                                  0           7,775
                                                                     ----------      ----------

           Net cash provided by (used for) operating activities      $  15,050       $(471,461)


                       See accompanying notes to the consolidated financial statements.


                        AVENUE ENTERTAINMENT GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               NINE MONTHS     Nine months
                                                                  ENDED           ended
                                                              SEPTEMBER 30,   September 30,
                                                                  2004            2003
                                                               ----------      ----------
                                                               (UNAUDITED)    (unaudited)
Cash flows from financing activities:
   Proceeds from (repayment of) loan payable                   $ (27,000)      $ 163,000
                                                               ----------      ----------

     Net cash provided by (used for) financing activities        (27,000)        163,000

     Net decrease in cash                                        (11,950)       (308,461)

Cash at beginning of year                                         37,626         358,216
                                                               ----------      ----------

Cash at end of period                                          $  25,676       $  49,755
                                                               ==========      ==========

Supplemental cash flow information:
  Cash paid during the year for:
     Interest                                                  $   1,529       $   1,851
                                                               ==========      ==========
     Income taxes                                              $       0       $  20,729
                                                               ==========      ==========

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


BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003. The Independent Auditor's Report dated March 12, 2004 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2004, and the results of its operations and its cash flows for the nine months ended September 30, 2004 and 2003 have been included. The results of operations for the interim period are not necessarily indicative of results which may be realized for the full year.

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

         The following potential common shares have been excluded from the computation of diluted net loss per share for the three months and the nine months ended September 30, 2003 and the three months ended September 30, 2004 because the effect would have been anti-dilutive:

Options outstanding under the Company's stock option plan              2,235,000

         The following potential common shares have been excluded from the computation of diluted earnings per share for the nine months ended September 30, 2004 due to the exercise price being greater than the Company's weighted average stock price for the period:

Options outstanding under the Company's stock option plan                970,000


2.       FILM COSTS

         Film costs consist of the following:

                                                                SEPTEMBER 30,
                                                                    2004
                                                                -------------

In process or development                                       $  161,932
Released, net of accumulated amortization of $17,183,912             6,947
                                                                ----------
                                                                $  168,879
                                                                ===========

3.       PROPERTY AND EQUIPMENT

         The major classes of property and equipment consist of the following:

                        AVENUE ENTERTAINMENT GROUP, INC.

3.       PROPERTY AND EQUIPMENT (CONTINUED)

                                               USEFUL              SEPTEMBER 30,
                                                LIFE                   2004
                                          ----------------          ------------
         Machinery and equipment           4 to 5 years             $ 232,599
         Furniture and fixtures            10 years                    29,495
         Leasehold improvements            3 to 4 years                 3,267
                                                                    ----------
                                                                      265,361
         Less accumulated depreciation                               (258,939)
                                                                     ---------
                                                                    $   6,422
                                                                    ==========

Depreciation expense was $3,867 and $6,569 for the nine months ended September 30, 2004 and 2003, respectively.

4.       LOSS PER SHARE

         The Company calculates loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

5.       LOAN PAYABLE

         On April 15, 2003 the Company entered into an unsecured loan for $250,000 at prime plus 1% with City National Bank increasing to $350,000 on November 4, 2003. The loan matured on April 15, 2004 and repayment of the outstanding amount was made in February 2004. On June 21, 2004 the Company entered into an unsecured loan for $200,000 at prime plus 1% with City National Bank with a maturity date of June 15, 2005. As of September 30, 2004 $163,000 had been borrowed under the loan. Subsequently, as of November 15, 2004 an additional amount of $32,000 has been borrowed for a total amount of $195,000.

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

BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003. The Independent Auditor's Report dated March 12, 2004 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2004, and the results of its operations and its cash flows for the nine months ended September 30, 2004 and 2003 have been included. The results of operations for the interim period are not necessarily indicative of results which may be realized for the full year.

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

THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 ARE COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003.

REVENUES

         Revenues for the three and nine months ended September 30, 2004 were approximately $137,000 and $781,000 compared to $119,000 and $375,000 for the three and nine months ended September 30, 2003. Revenues earned in 2004 were derived primarily from producer fees for the feature film CLOSER, the HBO First Look Deal and the licensing of rights of the "Hollywood Collection" in secondary markets through Janson Associates.

FILM PRODUCTION COSTS

         Film production costs for the three and nine months ended September 30, 2004 were approximately $8,000 and $26,000 compared to ($2,000) and $53,000 for the three and nine months ended September 30, 2003. The net decrease in film production costs for the year is due to a decrease in revenues earned in secondary markets through Janson Associates.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative (S,G&A) expenses for the three and nine months ended September 30, 2004 were approximately $271,000 and $859,000 compared to $337,000 and $936,000 for the three and nine months ended September 30, 2003. The decrease in S,G&A is not significant but does remain consistent with previous quarters.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2004, the Company had approximately $26,000 of cash. Revenues were insufficient to cover costs of operations for the quarter ended September 30, 2004. The Company has a working capital deficiency and has an accumulated deficit of $9,001,000 through September 30, 2004. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated March 12, 2004 on the Company's consolidated financial statements for the year ended December 31, 2003 states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

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

                        AVENUE ENTERTAINMENT GROUP, INC.

                               SEPTEMBER 30, 2004

                           PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

We may become involved in litigation arising out of operations in the normal course of business. As of September 30, 2004, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.


ITEM 2.           CHANGES IN SECURITIES

         (a) There were no modifications of instruments defining the rights of the holders of any class of registered securities.
         (b) The rights evidenced by any class of registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities.
         (c)      In the first, second and third quarters ended September 30,
                  2004 there were no sales of unregistered securities.
         (d) Rule 463 of the Securities Act is not applicable to the Company.
         (e) In the first, second and third quarters ended September 30, 2004 there were no repurchases by the Company of its Common Stock.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None


ITEM 4.           SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  In the first and second quarters ended September 30, 2004 there were no matters submitted to a vote of security holders.


ITEM 5.           OTHER INFORMATION

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           31. Certification of Chief Executive and Financial
                  Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

                           32. Written Statement of the President and Chief
                  Executive and Financial Officer pursuant to 18 U.S.C. ss.1350.

                  (b)      Reports

                           NO REPORTS WERE FILED UNDER FORM 8-K FOR THE QUARTER ENDED SEPTEMBER 31, 2004. TBD



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                           AVENUE ENTERTAINMENT GROUP, INC.





DATE:             November 15, 2004        BY:  /S/ Cary Brokaw
                                                --------------------------------
                                                Cary Brokaw
                                                President and Chief Executive
                                                and Financial Officer, Director