Form 10KSB
period 2004-12-31
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2005-04-15
CIK 1023298

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission File Number 001-12885
                        AVENUE ENTERTAINMENT GROUP, INC.
                 (Name of Small Business Issuer in its charter)

            Delaware                                      95-4622429
            --------                                      ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

10202 W. Washington Blvd., Lean 119, Culver City, CA        90232
----------------------------------------------------        -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:    (310) 244-6868

Securities registered pursuant to Section 12(b) of the Act:  None

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

State issuer's revenues for its most recent fiscal year:  $945,002

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

Class                                              Outstanding at March 31, 2005
-----                                              -----------------------------
Common Stock, par value $.01 per share                   5,371,030 SHARES

DOCUMENTS INCORPORATED BY REFERENCE:                           NONE

                                TABLE OF CONTENTS
                                                                            Page
PART I

         Item 1.    Description of Business....................................2

         Item 2.    Description of Property...................................16

         Item 3.    Legal Proceedings.........................................16

         Item 4.    Submission of Matters to a Vote of
                    Security Holders..........................................16

PART II

         Item 5.    Market for the Registrant's Common Equity
                    and Related Stockholder Matters...........................17

         Item 6.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations.............17

         Item 7.    Financial Statements......................................24

         Item 8.    Changes In and Disagreements with Accountants
                    on Accounting and Financial Disclosure....................44

         Item 8a.   Controls and Procedures...................................44

         Item 8b.   Other Information.........................................44

PART III

         Item 9.    Directors, Executive Officers, Promoters
                    and Control Persons; Compliance with
                    Section 16(a) of the Exchange Act.........................45

         Item 10.   Executive Compensation....................................47


         Item 11.   Security Ownership of Certain
                    Beneficial Owners and Management..........................50

         Item 12.   Certain Relationships and Related
                    Transactions..............................................52

         Item 13.   Exhibits and Reports on Form 8-K..........................54

         Item 14.   Principal Accountant Fees and Services....................54

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

POTENTIAL SALE TRANSACTION

         The Company is contemplating entering into a series of transactions pursuant to which the Company will sell a substantial portion of all the assets (subject to certain liabilities) that it holds through its Avenue Pictures and its Wombat Productions subsidiaries (such transactions are collectively referred to herein in the report as the "Sale Transaction"). These transactions may involve the Company's sale of these assets to companies affiliated with certain officers and directors of the Company. It is anticipated that the assets that may be sold by the Company will include:

         o The Company's rights to certain theatrical and cable motion picture and television projects (including rights under various producer agreements, and all of Wombat Productions, Inc.'s rights to the "Hollywood Collection" of documentary programming);

         o The Company's rights to various scripts and other literary properties that may in the future become motion picture or other entertainment projects;

         o Various office equipment, furniture, film production equipment, and fixtures currently used by the Company's Avenue Pictures, Inc. and Wombat Productions, Inc. subsidiaries.

         If the Company consummates the potential Sale Transaction described above, it is contemplated that, among other things, (1) the Company will receive a portion of certain revenues generated by certain of the sold assets, (2) the Company will redeem and cancel a substantial number of its shares of outstanding common stock, and will cancel outstanding options to purchase a substantial number of shares of its common stock, held by certain of its officers and directors, and (3) the Company will issue replacement options to purchase shares of its common stock for a lesser number of shares and/or at higher exercise prices options.

         In connection with such potential Sale Transaction, the Company may experience a substantial management restructuring. Any such restructuring may include a loss of the services of one or more of the Company's key executive officers.

         No determination has been made regarding any new business(es) that the Company may develop or acquire following consummation of any Sale Transaction. Any such business(es) would differ substantially from the Company's historical business, and could involve substantial risks and uncertainties.

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

         In the event that the Sale Transaction is completed, the Company is not expected to continue to produce new feature film projects, made-for-television or cable projects, or television programming. Accordingly, the foregoing summary description, and the more detailed description of past projects that follows, will relate solely to the historical business of the Company. The Company will no longer likely derive substantial revenues from past film or television projects or from new production engagements. The Company's future business in the event of consummation of the Sale Transaction has not been determined and may differ substantially from its historical business.

FEATURE FILMS

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

         In Summer 2003 the Company completed production on MINDHUNTERS which is co-financed by Intermedia and Dimension Films. Dimension which is a division of Miramax and a wholly owned subsidiary of the Walt Disney Company, will release the film domestically. Intermedia Films, one of the industry's preeminent foreign sales companies, will license the international rights. Written by Wayne Kramer and Erhen Kruger and directed by Renny Harlin, the story concerns a serial killer amidst the most elite unit of the FBI. MINDHUNTERS stars LL Cool J, Val Kilmer, Christian Slater, and Kathryn Morris. The film is scheduled for release in May 2005.

         In 2004 the Company produced a film adaptation of William Shakespeare's classic play THE MERCHANT OF VENICE. Adapted and directed by Michael Radford (IL POSTINO), and starring Al Pacino, Jeremy Irons, Joseph Fiennes and Lynn Collins. Sony Classics released the film domestically in December 2004. Arclight Films will distribute the film internationally.

             In 2004 the Company produced the feature film CLOSER in London. Based on Patrick Marber's acclaimed play and directed by Academy Award winning director Mike Nichols, the film stars Julia Roberts, Jude Law, Natalie Portman and Clive Owen. The film was financed and is being distributed internationally by Columbia Pictures, a subsidiary of Sony Pictures Entertainment. The film was released domestically in December 2004 and received five Golden Globe nominations including Best Feature Drama. CLOSER won two Golden Globe Awards for Best Supporting Actor and Actress. The film was nominated for two Academy Awards for Best Supporting Actor and Actress.

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

         On occasion, Mr. Brokaw or other Company executives have produced projects pursuant to "for hire" arrangements with programmers. In such producer-for-hire arrangements, Mr. Brokaw and the Company do not have financing responsibility or ownership of the films. Mr. Brokaw receives a substantial producer's fee for such services. Mr. Brokaw provided such services to HBO as a producer-for-hire on WIT, PATH TO WAR and ANGELS IN AMERICA.

ONE HOUR-PROFILES
THE HOLLYWOOD COLLECTION

         Through its subsidiary, Wombat Productions, the Company has also produced one-hour profiles of Hollywood's most important stars which have been aired by PBS and major cable networks in the United States and by television stations around the world. With the exception of VIVIEN LEIGH: SCARLETT AND BEYOND, all programs are copyrighted and owned by the Company and available for license to all media worldwide through Janson Associates, Inc. ("Janson"), with whom the company has entered into a distribution arrangement. Since 1982, the Company has produced the following hour-length programs known as THE HOLLYWOOD
COLLECTION:

"Hollywood's Children"                               "Audrey Hepburn Remembered"
"The Horror Of It All"                               "Mae West. And The Men Who Knew Her"
"Ingrid"                                             "The Story Of Lassie"
"Marilyn Monroe: Beyond The Legend"                  "Charlton Heston: For All Seasons"
"Steve McQueen: Man On The Edge"                     "Roger Moore: A Matter Of Class"
"Grace Kelly: The American Princess"                 "Yul Brynner: The Man Who Was King"
"Cary Grant: The Leading Man"                        "Ingrid Bergman Remembered"
"Gregory Peck: His Own Man"                          "Jack Lemmon: America's Everyman"
"Vivien Leigh: Scarlett And Beyond"*                 "Joan Crawford: Always The Star"
"Anthony Quinn: An Original"                         "Fred MacMurray: The Guy Next Door"
"Robert Mitchum: The Reluctant Star"                 "Shirley MacLaine: Kicking Up Her Heels"
"Michael Caine: Breaking The Mold"                   "Barbara Stanwyck: Straight Down The Line"
"Shirley Temple: America's Little Darling"           "Gary Cooper: The Face Of A Hero"
"Clint Eastwood: the Man From Malpaso" **            "Walter Matthau: Diamond In The Rough"
"Alan Ladd: The True Quiet Man"


* Copyright Owned by Turner Broadcasting System.
** Licensed to Warner Home Video

OTHER ENTERTAINMENT PROFILES

         In 1998, Wombat Productions began a new series of programs for the Art and Film Channel, Bravo, profiling entertainment figures outside the motion-picture industry. The first of these productions was a performance/profile of the Broadway diva, BETTY BUCKLEY: IN PERFORMANCE & IN PERSON, and presented on the series BRAVO PROFILES in the fall of 1999. Also produced and presented the same year on BRAVO PROFILES was THE WORLDS OF HARRY CONNICK, JR., an hour-length profile on the gifted musician, composer, actor Harry Connick, Jr. Wombat also completed a program for the series, BRAVO PROFILES on the master magician David Copperfield, with Mr. Copperfield's full cooperation. The program was titled DAVID COPPERFIELD: THE MAGIC OF IT ALL.

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

BUSINESS APPROACH

         As an independent producer of feature films and television programming, the Company has not had sufficient capital to independently finance its own productions. Accordingly, most of its financial resources have been devoted to financing development activities which include the acquisition of underlying literary works such as books, plays, or newspaper articles and commissioning of screenplays based upon such underlying literary works. A key element in the success of the development process has been Mr. Brokaw's reputation in the entertainment business and his access to and relationships with creative talent.

         It is the ability to identify and develop attractive properties which is instrumental to the success of independent producers such as the Company. In particular, the feature film industry relies heavily on independent producers to identify projects which are then developed further or produced and distributed by the major studios. Independent producers serve a similar function in the television industry. The Company has employed a flexible strategy in developing its motion picture and film properties. Wherever possible, it has employed its own capital and financial resources in developing a project to the point where it is ready to go into production. Typically, this means putting together a "package" which consists of the underlying property, a script that is ready for production, and key talent, including a director and principal cast. The benefit of developing a project to this advanced stage is that it provides maximum leverage in negotiating production and financing arrangements with a distributor. Nevertheless, there are occasions when financial assistance of a studio at an earlier stage can be beneficial. These occasions may be necessary as a result of lengthy development of a script, the desirability of commissioning a script by a highly paid writer, the acquisition of an expensive underlying work, or a significant financial commitment to a director or star. Moreover, when developing a property for series television, it is almost essential to involve a network at an earlier stage inasmuch as development and production of a television series requires a much larger financial commitment than production of a television movie.

         In addition to the development and production strategies described above, the Company has also considered various production financing alternatives which are available whereby commitments from various end users such as independent domestic distributors, foreign distributors, cable networks, and video distributors can be combined to finance a project without a major studio financial commitment.

         In the event that the potential Sale Transaction described above is consummated, it is expected that the Company will withdraw from new film production activities. The Company also may no longer have the benefit of Mr. Brokaw's services following any such Sale Transaction.

COMPETITION

         The motion picture industry is extremely competitive. The competition comes from both companies within the same business and companies in other entertainment media which create alternative forms of leisure entertainment. The Company has historically competed with several "major" film studios which are dominant in the motion picture industry, as well as with numerous independent motion picture and television production companies, television networks, and pay television systems for the acquisition of literary properties, the services of performing artists, directors, producers, and other creative and technical personnel, and production financing. Many of the organizations with which the Company has competed have significantly greater financial and other resources. In addition, the Company's films compete for audience acceptance with motion pictures produced and distributed by other companies. As a result, the success of the Company's productions has also been heavily dependent on public taste, which is both unpredictable and susceptible to change without warning.

         A limited number of independent production companies are as actively involved in the production of both feature films and television movies. Management believes that its established track record of high quality, critically acclaimed films attracts some of the best writing, directing, and acting talent in the industry. In addition, Mr. Brokaw's years of experience in the business and strong reputation have further enhanced the Company's competitive edge.

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

MAJOR CUSTOMERS

         The Company's revenue has historically been derived from the production of a relatively small number of programs and licensing revenues. Given this fact, the limited number of outlets for the Company's productions, and the individually significant license fees generated from certain of its sales, certain customers have historically accounted for a significant portion of the Company's revenue. The Company derived approximately 63% and 21% of its total revenue for the year ended December 31, 2004 from Columbia Pictures for the feature film CLOSER and from HBO related to the First Look Deal, respectively.

EMPLOYEES

         As of December 31, 2004, the Company had 4 full time employees.

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

         Motion pictures may continue to play in theaters for up to six months following their initial release. Concurrently with their release in the United States, motion pictures generally are released in Canada and may also be released in one or more other international markets. A motion picture is typically available for distribution during its initial distribution cycle as follows:


                                                      MONTHS AFTER INITIAL                  APPROXIMATE
        MARKETPLACE                                DOMESTIC THEATRICAL RELEASE            RELEASE PERIOD
        -----------                                ---------------------------            --------------
  Domestic theatrical                                        ----                              4-6 months
  International theatrical                                   ----                             6-12 months
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

_______________________
* Includes network, barter syndication, syndication, and basic cable.

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

         Motion picture piracy is an international as well as a domestic problem. Motion picture piracy is extensive in many parts of the world, including South America, Asia (including Korea, China, and Taiwan), the countries of the former Soviet Union, and other former Eastern bloc countries. In addition to the MPAA, the Motion Picture Export Association, the American Film Marketing Association, and the American Film Export Association monitor the progress and efforts made by various countries to limit or prevent piracy. In the past, these various trade associations have enacted voluntary embargoes of motion picture exports to certain countries in order to pressure the governments of those countries to become more aggressive in preventing motion picture piracy. In addition, the United States government has publicly considered trade sanctions against specific countries which do not prevent copyright infringement of United States produced motion pictures. There can be no assurance that voluntary industry embargoes or United States government trade sanctions will be enacted. If enacted, such actions could impact the amount of revenue that producers such as the Company realize from the international exploitation of motion pictures depending upon the countries subject to such action and the duration of such action. If not enacted or if other measures are not taken, the motion picture industry may continue to lose an indeterminate amount of revenues as a result of motion picture piracy.

         The Code and Ratings Administration of the MPAA assigns ratings indicating age-group suitability for theatrical distribution of motion pictures. The Company has followed the practice of submitting its pictures for such ratings.

         United States television stations and networks, as well as foreign governments, impose additional restrictions on the content of motion pictures which may restrict in whole or in part theatrical or television exhibition in particular territories. The Company has tended to produce motion pictures for which there will be no material restrictions on exhibition in any major territories or media. This policy often requires production of "cover" shots or different photography and recording of certain scenes for insertion in versions of a motion picture exhibited on television or theatrically in certain territories.

         There can be no assurance that current and future restrictions on the content of the Company's pictures may not limit or affect exhibition of certain pictures in certain territories and media.

ITEM 2.       DESCRIPTION OF PROPERTY

         The Company's office space lease expired October 18, 2004. The Company presently uses office space at 10202 W. Washington Boulevard, Culver City, California 90232.

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

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

                          MARKET PRICE OF COMMON STOCK

         The Company's Common Stock is traded on the OTCBB since April 25, 2001 under the symbol "PIXG". The following table sets forth the high and low sales prices for the Common Stock on the OTCBB for the years ended December 31, 2004 and December 31, 2003.

                    2004                      HIGH SALE               LOW SALE
                    ----                      ---------               --------
                 1st Quarter                    $0.51                   $0.17
                 2nd Quarter                    $0.20                   $0.10
                 3rd Quarter                    $0.14                   $0.10
                 4th Quarter                    $0.17                   $0.10

                    2003                      HIGH SALE               LOW SALE
                    ----                      ---------               --------
                 1st Quarter                    $0.10                   $0.05
                 2nd Quarter                    $0.10                   $0.05
                 3rd Quarter                    $0.10                   $0.04
                 4th Quarter                    $0.32                   $0.05

         As of March 31, 2005, there were 155 holders of record of Common Stock.

         On March 31, 2005, the closing price of the Common Stock on the OTCBB was $0.11.

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

         The following discussion relates solely to the Company's historical business of producing motion pictures and television programming, and any forward-looking statements set forth herein assume that the Company will continue to operate this business. As described above under Item 1, the Company is currently contemplating a potential Sale Transaction. In the event that the Company consummates such a Sale Transaction, the Company will cease production of new film and television projects, and the revenues derived from completed projects may be substantially reduced. The new business(es), if any, that the Company may pursue may differ substantially from its historical business, and may involve entirely different business and financial models. Accordingly, the Company's historical financial performance will have little or no bearing on its expected future performance.

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

         Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The Company recorded a valuation allowance against its deferred tax assets as of December 31, 2004.

RESULTS OF OPERATIONS

         For the year ended December 31, 2004 the Company had a net loss of $56,000 as compared to a loss of $884,000 for the year ended December 31, 2003.

REVENUES

         Revenues for the year ended December 31, 2004 were $945,000 as compared to $637,000 for the year ended December 31, 2003. Revenues for the year ended December 31, 2004 were derived primarily from producer fees for the theatrical film CLOSER, the HBO First Look Deal and the licensing of its programming in secondary markets through Janson Associates. Revenues for the year ended December 31, 2003 were derived primarily from the licensing of its programming in secondary markets through Janson Associates, the HBO First Look Deal, producer fees for ANGELS IN AMERICA and from Intermedia for the theatrical film MINDHUNTERS.

FILM PRODUCTION COSTS

         Film production costs for the year ended December 31, 2004 were $42,000 as compared to $208,000 for the year ended December 31, 2003.

SELLING, GENERAL, AND ADMINISTRATIVE

         Selling, general and administrative expenses ("SG&A") for the twelve months ended December 31, 2004 and 2003 were $1,005,000 and $1,188,000, respectively. The SG&A costs for 2004 and 2003 relate primarily to salaries, occupancy costs and professional fees.

OTHER INCOME

         Other income for the year ended December 31, 2004 was $50,000 compared to $113,000 for the year ended December 31, 2003. Other income for the year represents a film festival award for the project WAYWARD SON. Other income for the year ended December 31, 2003 primarily represents the return of a residuals bond held in an escrow account by the Screen Actors Guild WAYWARD SON.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2004, the Company had approximately $7,000 of cash. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, revenues have been insufficient to cover costs of operations in the past five years. The Company has a working capital deficiency and has an accumulated deficit of $9,002,621 through December 31, 2004. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated March 31, 2005 on the Company's consolidated financial statements states that the Company has suffered losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

         In the event that the potential Sale Transaction as described above is consummated, the Company will likely experience a substantial decline in operating revenues; however any reduction in revenues will be accompanied by a substantial decline in outstanding liabilities and a decline in operating expenses. In such event, the Company will likely elect to pursue one or more new businesses, either through new business development activities or through acquisition of one or more existing businesses. Any such activities may require substantial additional capital. Additional capital may not be available to the Company on reasonable terms, or at all, and raising additional capital could involve significant dilution to existing stockholders. In addition, there would be substantial uncertainty as to the nature and viability of any new business the Company chooses to pursue. There is no assurance that any such business will be able to achieve or maintain profitability or that the Company will be able to continue as a going concern.

RECENT ACCOUNTING DEVELOPMENTS

         In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

         In December 2004, the FASB issued SFAS No. 152,"Accounting for Real Estate Time-Sharing Transactions". The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,"Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,"Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

         In December 2004, the FASB issued SFAS No. 153,"Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29,"Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occuring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

         In December 2004, the FASB issued SFAS No. 123(R),"Share-Based Payment". SFAS 123(R) amends SFAS No. 123,"Accountung for Stock-Based Compensation", and APB Opinion 25,"Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statement.

ITEM 7.       FINANCIAL STATEMENTS


                                                                           Page
                                                                           ----
AVENUE ENTERTAINMENT GROUP, INC.

        Report of Independent Registered Public Accounting Firm            25

        Consolidated Balance Sheet as of December 31, 2004                 26

        Consolidated Statements of Operations for the years ended
          December 31, 2004 and 2003                                       27

        Consolidated Statement of Stockholders' Equity (Deficit) for the
          years ended December 31, 2004 and 2003                           28

        Consolidated Statements of Cash Flows for the years ended
          December 31, 2004 and 2003                                       29

        Notes to Consolidated Financial Statements                         31

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Avenue Entertainment Group, Inc.:

We have audited the accompanying consolidated balance sheet of Avenue Entertainment Group, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the two years ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avenue Entertainment Group, Inc. and subsidiaries as of December 31, 2004, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended December 31, 2004, the Company incurred a net loss of $56,242. In addition, the Company had an accumulated deficit of $9,002,621 as of December 31, 2004. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 25, 2005

                        AVENUE ENTERTAINMENT GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2004

                                     ASSETS

Cash                                                              $     6,852
Accounts receivable, net of allowance of $12,917                       32,116
Film costs, net                                                       176,405
Property and equipment, net                                             2,591
Goodwill, net of accumulated amortization of $2,805,199                     0
Other assets                                                            5,103
                                                                  ------------
Total assets                                                      $   223,067
                                                                  ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses                             $   401,588
Deferred income                                                       332,970
Loan payable                                                           87,962
Deferred compensation                                               1,183,709
Due to related party                                                  146,597
                                                                  ------------
Total liabilities                                                   2,152,826
                                                                  ------------

Commitments and contingencies

Stockholders' deficit:
 Common stock, par value $.01 per share, 15,000,000 shares
         authorized, 5,371,030 shares issued and outstanding           53,710
 Additional paid-in capital                                         7,172,839
 Accumulated deficit                                               (9,002,621)
 Treasury stock, at cost                                               (3,687)
 Note receivable for common stock                                    (150,000)
                                                                  ------------
Total stockholders' deficit                                        (1,929,759)
                                                                  ------------
Total liabilities and stockholders' deficit                       $   223,067
                                                                  ============

          See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      YEARS ENDED DECEMBER 31,
                                                    2004                2003
                                                ------------        ------------

Operating revenues                              $   945,002         $   636,563
                                                ------------        ------------
Costs and expenses:
  Film production costs                              42,257             208,219
  Selling, general and
   administrative expenses                        1,004,766           1,188,351
  Other income                                      (45,944)           (113,174)
Impairment loss on goodwill                               0             221,172
                                                ------------        ------------

Total costs and expenses                          1,001,079           1,504,568
                                                ------------        ------------

Profit (loss) before income tax                     (56,077)           (868,005)
Income tax expense                                      165              16,492
                                                ------------        ------------

Net loss                                        $   (56,242)        $  (884,497)
                                                ============        ============

Basic and diluted loss per share:               $     (0.02)        $     (0.16)
                                                ============        ============
Weighted average common
   shares outstanding                             5,371,030           5,371,030
                                                ============        ============

          See accompanying notes to consolidated financial statements.



                                                 AVENUE ENTERTAINMENT GROUP, INC.

                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                              YEARS ENDED DECEMBER 31, 2004 AND 2003


                           Common Stock                       Additional                           Stock
                             Number of         Treasury        Paid-in          Accumulated     subscription
                        Shares       Amount      Stock         capital            Deficit        receivable         Total
------------------------------------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 2002      5,371,030     53,710     (3,687)       7,172,839          (8,061,882)       (150,000)       (989,020)
==============================================================================================================================
Net loss                                                                           (884,497)                       (884,497)
------------------------------------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 2003      5,371,030     53,710     (3,687)       7,172,839          (8,946,379)       (150,000)     (1,873,517)
==============================================================================================================================
Net loss                                                                            (56,242)                        (56,242)
------------------------------------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 2004      5,371,030     53,710     (3,687)       7,172,839          (9,002,621)       (150,000)     (1,929,759)
==============================================================================================================================


                                  See accompanying notes to consolidated financial statements.

                                  AVENUE ENTERTAINMENT GROUP, INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               YEARS ENDED DECEMBER 31,
                                                          ----------------------------------
                                                            2004                  2003
                                                            ----                  ----
Cash flows from operating activities
     Net loss                                             $   (56,242)             (884,497)
Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation                                               4,476                 8,633
     Amortization - film production costs                      13,492               148,823
     Impairment of goodwill                                         0               221,172

Changes in assets and liabilities affecting net loss:
     Accounts receivable                                      100,506               (77,687)
     Film costs                                                66,752               (85,278)
     Other assets                                              12,692                  (541)
     Accounts payable and accrued expenses                      5,281              (116,385)
     Deferred compensation                                     22,476               242,954
     Deferred income                                         (101,391)               32,216
                                                          ------------          ------------

              Net cash provided by (used in)
               operating activities                            68,042              (510,590)

Cash flows from investing activities:
     Disposal of equipment                                      3,222                     0
                                                          ------------          ------------
     Net cash used in investing activities                      3,222                     0
                                                          ------------          ------------

                                             (Continued)



                                  AVENUE ENTERTAINMENT GROUP, INC.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                               YEARS ENDED DECEMBER 31,
                                                          ----------------------------------
                                                             2004                   2003
                                                             ----                   ----

Cash flows from financing activities:
      (Payments on), receipts from loan payable           $  (102,038)          $   190,000

       Net cash (used for) provided by
          financing activities                               (102,038)              190,000

       Net increase (decrease) in cash                        (30,774)             (320,590)

Cash at beginning of year                                      37,626               358,216
                                                          ------------          ------------

Cash at end of year                                       $     6,852           $    37,626
                                                          ============          ============

Supplemental cash flow information:
  Cash paid during the year for:
     Interest                                             $     4,599           $     5,241
                                                          ============          ============
     Income taxes                                         $       165           $    16,492
                                                          ============          ============


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

  (2)  GOING CONCERN

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues have been insufficient to cover costs of operations for the year ended December 31, 2004. The Company has a working capital deficiency and has an accumulated deficit of $9,002,621 through December 31, 2004. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets or other sources. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

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

       The Company completed the transitional analysis of goodwill impairment as of September 30, 2002 and recorded an impairment of $688,827 as a cumulative effect of a change in accounting principle. The Company completed the annual analysis of goodwill impairment as of September 30, 2003 and recorded an impairment of $221,172. As of December 31, 2004, Goodwill was fully impaired.

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

       LOSS PER COMMON SHARE

       The Company has adopted Statement of Financial Accounting Standards
       (SFAS) No. 128, "Earnings per Share", which established standards for computing and presenting earnings per share (EPS). The statement simplifies the standards for computing EPS, replaces the presentation of primary EPS with a presentation of basic EPS and requires a dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS are based upon the weighted average number of common shares outstanding during the period. Diluted EPS are based upon the weighted average number of common shares for all dilutive potential common shares outstanding. At December 31, 2004 and 2003, the Company did not include any potential common stock in its calculation of diluted EPS, because all options and warrants are anti-dilutive.

       The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

                                                                  2004               2003
                                                                  ----               ----
           Options outstanding under the Company's stock
               option plan                                     2,235,000           2,235,000

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

       Two customers accounted for 63%, and 21% of the Company's net sales for the year ended December 31, 2004. At December 31, 2004, amounts due from these customers were 0% of accounts receivable.

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

       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In November 2004, the FASB issued SFAS No. 151,"Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

       In December 2004, the FASB issued SFAS No. 152,"Accounting for Real Estate Time-Sharing Transactions". The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,"Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,"Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

       In December 2004, the FASB issued SFAS No. 153,"Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29,"Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occuring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

       In December 2004, the FASB issued SFAS No. 123(R),"Share-Based Payment". SFAS 123(R) amends SFAS No. 123,"Accountung for Stock-Based Compensation", and APB Opinion 25,"Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statement.

 (4)   FILM COSTS

       Film costs consist of the following:

                                                                    DECEMBER 31,
                                                                        2004
                                                                        ----
       In process or development                                    $   142,544
       Released, net of accumulated amortization of $17,183,912          33,861
                                                                    ------------
                                                                    $   176,405
                                                                    ============
       Net film costs at December 31, 2004 consisted of production, acquisition, interest and costs for the development of stories and scenarios. These costs were offset by accumulated amortization and were stated at the lower of cost or estimated net realizable value.

       The following is a summary of the changes in net film costs:

                  Net film costs, December 31, 2002             $     320,194
                  Additions                                            85,278
                  Amortization                                       (149,823)
                                                                --------------

                  Net film costs, December 31, 2003                   256,649
                  Additions (Decreases)                               (66,752)
                  Amortization                                        (13,492)
                                                                --------------
                      NET FILM COSTS, DECEMBER 31, 2004         $     176,405
                                                                ==============

       There are no capitalized interest costs included in each of the years ended December 31, 2004 and 2003.

       SOP 00-2 requires the Company to prepare estimates of future film cost amortization and the amount of accrued participation and residual liabilities expected to be paid in the next operating cycle. Based on these estimates, the Company expects to amortize at least 100% of completed film costs within the next two years. The Company is not a distributor of films and therefore is generally not responsible for the payment of participations and residuals.

 (5)   PROPERTY AND EQUIPMENT

       The major classes of property and equipment consist of the following:

                                             USEFUL               DECEMBER 31,
                                              LIFE                   2004
                                              ----                   ----
       Machinery and equipment             4 to 5 years           $ 232,599
       Furniture and fixtures                10 years                26,273
       Leasehold improvements              3 to 4 years               3,267
                                                                  ----------
                                                                    262,139
       Less accumulated depreciation                               (259,548)
                                                                  ----------
                                                                  $   2,591
                                                                  ==========

       Depreciation expense was $4,476 and $8,633 for the year ended December 31, 2004 and 2003, respectively.

  (6)   LOAN PAYABLE

       On April 15, 2003, the Company entered into an unsecured loan for $250,000 at prime plus 1% with City National Bank and the loan amount was increased to $350,000 on November 4, 2003. The loan matured on April 15, 2004 and repayment of the outstanding amount was made in February 2004. On June 21, 2004 the Company entered into an unsecured loan for $200,000 at prime plus 1% with City National Bank with a maturity date of June 15, 2005. As of December 31, 2004 $87,962 had been borrowed under the loan. Subsequently, as of March 31, 2005 an additional amount of $37,038 has been borrowed for a total amount of $125,000.

 (7)   COMMITMENTS AND CONTINGENCIES

       LEASES

       The Company was obligated under a lease for office space, which required minimum annual rentals, plus increases based on real estate taxes and operating costs that expired in October 2004. The security deposit of $12,061 was applied to the last month of rent and the letter of credit in the amount of $21,000 issued by City National Bank was returned. The Company moved to office space in Culver City which has no lease or rental obligations.

       Rent expense was $72,796 and $123,797 for the years ended December 31, 2004 and 2003, respectively.

       EMPLOYMENT AGREEMENTS

       Effective September 30, 1996, the Company entered into five-year employment agreements with its President and its Chairman providing for an annual salary of $450,000, plus benefits and $150,000, plus benefits, respectively. Increases to base salaries and bonuses (limited to twice the base salary) will be determined at the discretion of the Compensation Committee of the Board of Directors. In 2004 and 2003, the Chairman deferred $74,000 and $122,000 of his compensation, respectively and the President deferred $0 and $121,000 of his compensation, respectively.

(8)    STOCKHOLDERS' DEFICIT

       STOCK OPTIONS

       In March 1997, the Company adopted The Avenue Entertainment Group, Inc. Stock Option and Long Term Incentive Compensation Plan (the "Plan") which provides for the grant of an aggregate of 1,750,000 shares of common stock of the Company. During 2002 the plan has been amended to increase the authorized shares to 2,750,000 shares. The options may be exercised subject to continued employment and certain other conditions. The options vest over a five-year period and expire five to ten years from the date of grant. At December 31, 2004 and 2003, 2,235,000 and 2,235,000 options were exercisable, respectively.

       Option activity under the Plan was as follows:

                                                                                             WEIGHTED
                                                                                              AVERAGE
                                                        NUMBER OF         PRICE RANGE       EXERCISABLE
                                                          SHARES           PER SHARE           PRICE
                                                          ------           ---------           -----
       Options Outstanding at December 31, 2003         2,235,000         .02 - 1.81            0.77
                                                        ---------         ----------            ----
       Options Outstanding at December 31, 2004         2,235,000         .02 - 1.81            0.77
                                                        ---------         ----------            ----

       At December 31, 2004, the weighted average remaining contractual life of all outstanding options was 2.3 years.

       The following table summarizes information about options outstanding under the Plan at December 31, 2004:

                                                                                    Weighted
                                                                                     average
                                                            Weighted                remaining
                   Number            Range of                average               contractual         Number
                 Outstanding      exercise prices        exercise price               life           exercisable
                 -----------------------------------------------------------------------------------------------
                  1,265,000               0.02               0.02                    2.5              1,265,000
                    500,000               1.70               1.70                    1.7                500,000
                    470,000               1.81               1.81                    2.5                470,000
                 -----------------------------------------------------------------------------------------------
                  2,235,000                                  0.77                    2.3              2,235,000
                 -----------------------------------------------------------------------------------------------

       Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been or increased to the pro forma amounts indicated below:

                                                                                  DECEMBER 31,       DECEMBER 31,
                                                                                      2004               2003
         Net loss
                      As reported                                               $    (56,242)   $    (884,497)
                      Add stock based employee compensation
                           expense included in net income, net of tax                      -                -
                      Deduct total stock based employee compensation
                           expense determined under fair value method
                           for all awards, net of tax                                      -                -
                                                                                -------------   --------------
                               Pro forma                                        $    (56,242)   $    (884,497)
                                                                                =============   ==============

                  Earnings per common share
                      Basic - as reported           $     (0.02)    $     (0.16)
                      Basic - pro forma             $     (0.02)    $     (0.16)
                      Diluted - as reported         $     (0.02)    $     (0.16)
                      Diluted  pro forma            $     (0.02)    $     (0.16)

       Pro forma net loss reflects only options granted in the years ended December 31, 2004 and 2003. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to August 1, 1994 is not considered.

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

(9)     INCOME TAXES

       Components of income tax expense (benefit) are as follows:

                                                         DECEMBER 31,       DECEMBER 31,
                                                             2004               2003
                                                             ----               ----
            Federal                                      $        --         $       --
            State and local                                      800                800
                                                         -----------         ----------
                                                         $       800         $      800
                                                         ===========         ==========

       Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                          December 31,       December 31,
                                                             2004               2003
                                                             ----               ----
       Tax (benefit)
         at Federal statutory rate of 34%                    (19,066)        $ (295,122)
       Increase (decrease) in taxes resulting from:
       State and local income taxes, net of
         federal income tax benefit                           (2,293)           (36,970)
       Nondeductible goodwill amortization                        --             75,198
       Other                                                   6,229              3,424
       Change in valuation allowance                          15,930            254,270
                                                         -----------         ----------
       Total                                             $       800         $      800
                                                         ===========         ==========

       The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities are as follows:

                                                                    2004
                                                                    ----
       Deferred tax assets
       Accrued expenses and other                              $    654,573
       Stock options                                                107,500
       NOLs                                                       2,049,117
                                                               -------------
       Valuation allowance                                       (2,612,045)
                                                               -------------
       Total deferred tax assets                                    199,145
                                                               =============
       Deferred tax liabilities

       Deferred state tax liabilities                               199,145
                                                               -------------
       Total deferred tax liabilities                              (199,145)
                                                               -------------
       Net tax assets                                          $          0
                                                               =============

       For Federal and State income tax purposes, the Company has unused net operating loss carryforwards of approximately $4,766,280,and $4,648,000, as of December 31, 2004 and 2003, respectively expiring through 2021.


(10)   RELATED PARTY TRANSACTIONS

       TRANSACTIONS WITH GP STRATEGIES

       At December 31, 2004, the Company owed GP Strategies, an affiliated company and major stockholder, $146,597 related to the payment of certain expenses of the Company by GP Strategies. The amount owed does not bear interest and does not have a maturity date.

       DISTRIBUTION AGREEMENT

       On March 1, 1994, the Company entered into an agreement with Janson Associates whereby Janson Associates (the distributor) was granted sole and exclusive rights to license all the programs of the Company's "Hollywood Collection" for all forms of television and video worldwide. The Hollywood Collection is a series of one-hour motion picture profiles of Hollywood's biggest stars, which are aired by a major cable network. The distributor also gained the exclusive right to execute all contracts for the exploitation of these rights. Revenues earned for the years ended December 31, 2004 and 2003 were $103,000 and $271,000, respectively. Included in operating expenses were $36,000 and $78,000, of commissions to Janson Associates incurred in the years ended December 31, 2004 and 2003, respectively. The President of Janson Associates is related to the Company's Chairman through marriage.

(11)   POSTRETIREMENT BENEFIT

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

       In the prior years the Company had determined that $640,000 was the present value of the expected benefit payments and was accruing such amount on a straight-line basis over the term of the Chairman's employment contract, which covers the period from September 30, 1996 to December 31, 2001. As a result of significant changes in the actual results of operations from the projected results which were utilized in the initial actuarial valuation, the Company had a new valuation performed in 2001. This valuation determined that the liability at December 31, 2001 would be $163,000. A valuation was conducted in 2003 and it was determined that the liability at December 31, 2004 would be $96,000. Accordingly, the Company has adjusted their liability as of December 31, 2004 to reflect the accrued balance based on the revised estimates.

       This agreement also gives the Chairman the option to purchase certain assets of the Wombat Product Division of the Company at book value following the termination of his employment, and a right of first refusal if the Company wishes to sell the Wombat film library for normal consideration, subject to reasonable producer fees, rights of licensees and existing distribution rights.

(12)  SUBSEQUENT EVENTS (UNAUDITED)

       The Company is contemplating entering into a series of transactions pursuant to which the Company will sell a substantial portion of all the assets (subject to certain liabilities) that it holds through its Avenue Pictures, Inc. and its Wombat Productions, Inc. subsidiaries (such transactions are collectively referred to herein in the report as the "Sale Transaction"). These transactions may involve the Company's sale of these assets to companies affiliated with certain officers and directors of the Company. It is anticipated that the assets that may be sold by the Company will include:

         o The Company's rights to certain theatrical and cable motion picture and television projects (including rights under various producer agreements, and all of Wombat Productions, Inc.'s rights to the "Hollywood Collection" of documentary programming);

         o The Company's rights to various scripts and other literary properties that may in the future become motion picture or other entertainment projects;

         o Various office equipment, furniture, film production equipment, and fixtures currently used by the Company's Avenue Pictures, Inc. and Wombat Productions, Inc. subsidiaries.

         If the Company consummates the potential Sale Transaction described above, it is contemplated that, among other things, (1) the Company will receive a portion of certain revenues generated by certain of the sold assets, (2) the Company will redeem and cancel a substantial number of its shares of outstanding common stock, and will cancel outstanding options to purchase a substantial number of shares of its common stock, held by certain of its officers and directors, and (3) the Company will issue replacement options to purchase shares of its common stock for a lesser number of shares and/or at higher exercise prices options.

         In connection with such potential Sale Transaction, the Company may experience a substantial management restructuring. Any such restructuring may include a loss of the services of one or more of the Company's key executive officers.

         No determination has been made regarding any new business(es) that the Company may develop or acquire following consummation of any Sale Transaction. Any such business(es) would differ substantially from the Company's historical business, and could involve substantial risks and uncertainties.

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


ITEM 8B.     OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the directors and officers of the Company:

Name                    Age         Position
----                    ---         --------
Gene Feldman            78          Chairman of the Board, President of Wombat
Cary Brokaw             53          President, Chief Executive and Financial
                                    Officer, and Director
Michael Feldman         37          Executive Vice President and Director
Sheri L. Halfon         48          Director
Michael Hammer          49          Director

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

ITEM 10.      EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth the aggregate compensation paid or accrued to the Company's executive officers for the services rendered in 2004, 2003, and 2002.


                           SUMMARY COMPENSATION TABLE


                                                                         LONG-TERM
                                                                       COMPENSATION
                                              ANNUAL COMPENSATION         AWARDS
                                             ---------------------         STOCK               ALL OTHER
                                             SALARY          BONUS        OPTIONS            COMPENSATION
NAME AND PRINCIPAL POSITION          YEAR      ($)            ($)           (#)                   ($)
---------------------------          ----      ---            ---           ---                   ---
Cary Brokaw                          2004    398,000                      1,000,000
President, Chief Executive           2003    450,000(1)
And Financial Officer and            2002    450,000
Director

Gene Feldman                         2004    150,000(2)                     100,000
Chairman of the Board,               2003    150,000(2)
President of Wombat                  2002    150,000

___________________
(1) Mr. Brokaw's salary for the year ended 12/31/03 pursuant to his employment agreement was $450,000, of which $121,154 has been deferred.

(2) Mr. Feldman's salary for the years ended 12/31/04 and 12/31/03 was $150,000 of which $74,400 and $121,800 has been deferred, respectively.

OPTION GRANTS IN 2004

 There were no options granted to executive officers in 2004.

         The following table sets forth information concerning the value of unexercised options as of December 31, 2004 held by the executives named in the Summary Compensation Table above. No options were exercised during 2004.


                               AGGREGATED OPTION EXERCISES AT DECEMBER 31, 2004
                                          AND YEAR-END OPTION VALUES

                             NUMBER OF SECURITIES                             VALUE OF UNEXERCISED
                            UNDERLYING UNEXERCISED                           IN-THE-MONEY OPTIONS AT
                          OPTIONS AT FISCAL YEAR END                             FISCAL YEAR END
NAME                  EXERCISABLE (E)/ UNEXERCISABLE (U)              EXERCISABLE (E)/ UNEXERCISABLE (U)(1)
----                  ----------------------------------              -------------------------------------
Gene Feldman              175,000(E)                 0(U)                 100,000(E)               $0(U)
Cary Brokaw             1,400,000(E)                 0(U)               1,000,000(E)                0(U)

__________
(1) Calculated based on the closing price of the Common Stock $.11 as reported by the OTCBB on December 31, 2004.

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

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

         The only persons known by the Board of Directors to be the beneficial owner of more than five percent of the outstanding shares of Common Stock of the Corporation, as of March 31, 2005, are indicated below:


Name and Address                                  Amount and Nature
of Beneficial Owner                           of Beneficial Ownership*           Percent of Class
-------------------                           ------------------------           ----------------
Cary Brokaw                                        2,811,350(1)                            49%
c/o Avenue Pictures, Inc.
10202 W. Washington Blvd.
Culver City, CA 90232

GP Strategies Corporation                          1,067,900                               20%
777 Westchester Avenue, 4th Floor
White Plains, NY  10604

Hammer International Foundation                    1,080,192(2)                            18%
11111 Santa Monica Blvd, 12th Floor
Los Angeles, CA  90025

_____________________
* As used in this Form 10-KSB, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of the Corporation's Common Stock of the sole or shared investment power with respect to such Common Stock.

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

          SECURITY OWNERSHIP OF DIRECTORS AND NAMED EXECUTIVE OFFICERS

         The following table sets forth, as of March 30, 2005, beneficial ownership of shares of Common Stock of the Company by each director, each of the named executive officers and all directors and executive officers as a group:

                                Total Number of Shares              Percent of
                                   of Common Stock                    Common
Name                              Beneficially Owned                 Stock(1)
----                              ------------------                 --------

Gene Feldman                            341,700(2)                      6

Cary Brokaw                           2,811,350(3)                     49

Michael Feldman                         242,000(4)(5)                   4

Sheri L. Halfon                         140,100(6)                      3

Michael Hammer                        1,080,192(7)                     18

Directors and Executive               4,615,342(8)                     70
  Officers as a Group
  (5 persons)
__________

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)  Audit Fees

The aggregate fees billed for professional services rendered by Singer Lewak Greenbaum & Goldstein, LLP for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003 were $48,000 and $48,000, respectively.

(2)  Audit Related Fees

The aggregate fees billed for professional services rendered by Singer Lewak Greenbaum & Goldstein, LLP for audit related fees for fiscal years 2004 and 2003 were $0 and $0, respectively.

(3)  Tax Fees

The aggregate fees billed for professional services rendered by Singer Lewak Greenbaum & Goldstein, LLP for the preparation of the Registrant's tax returns, including tax planning for fiscal years 2004 and 2003 were $0 and $0, respectively.

(4)  All Other Fees

The aggregate fees billed for professional services rendered by Singer Lewak Greenbaum & Goldstein, LLP for all other services for fiscal years 2004 and 2003 were $0 and $0, respectively.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AVENUE ENTERTAINMENT GROUP, INC.

                                              /S/ Cary Brokaw
                                              ---------------------------------
                                              Cary Brokaw
                                              President and Chief Executive and
                                              Financial Officer

Dated:   March 31, 2005

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                      Title
---------                      -----


/S/ Gene Feldman
-------------------------
Gene Feldman                   Chairman of the Board


/S/ Cary Brokaw
-------------------------
Cary Brokaw                    President, Chief Executive and Financial Officer
                               and Director

/S/ Sheri L. Halfon
-------------------------
Sheri L. Halfon                Director


/S/ Michael D. Feldman
-------------------------
Michael D. Feldman             Executive Vice President and Director


/S/ Michael Hammer
-------------------------
Michael Hammer                 Director


Dated: April 15, 2005

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

         21       Subsidiaries of the Company

         23.1     Consent of Singer Lewak Greenbaum & Goldstein LLP

         31       Certification

         32       Written Statement of Cary Brokaw Pursuant to 18 U.S.C. ss.1350

++  Previously filed.