Form 10QSB
period 2005-03-31
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2005-05-18
CIK 1023298

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended March 31, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to _____________

Commission File Number:                001-12885
                        --------------------------------------------------


                        AVENUE ENTERTAINMENT GROUP, INC.
                        --------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         DELAWARE                                                95-4622429
         --------                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)


10202 W. WASHINGTON BOULEVARD
CULVER CITY, CALIFORNIA                                              90232
-----------------------                                              -----
(Address of principal executive offices)                          (Zip Code)

                                 (310) 244-6868
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period) that the Registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     [X]       No    [ ]

Number of shares outstanding of each of issuer's classes of common stock as of May 16, 2005:

     Common Stock                                           5,371,030

                        AVENUE ENTERTAINMENT GROUP, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                         PAGE NO.
-------  ---------------------                                         --------

  Item 1.         Financial Statements

                  Unaudited Consolidated Balance Sheet -
                  March 31, 2005                                              1

                  Unaudited Consolidated Statements of Operations -
                  Three Months Ended March 31, 2005 and 2004                  2

                  Unaudited Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2005 and 2004                  3

                  Unaudited Notes to Consolidated Financial Statements        5

  Item 2.         Management's Discussion and Analysis or Plan of Operation   9

  Item 3.         Controls and Procedures                                     13

PART II. OTHER INFORMATION

  Item 1.         Legal Proceedings                                           14

  Item 2.         Changes in Securities                                       14

  Item 3.         Defaults Upon Senior Securities                             14

  Item 4.         Submissions of Matters to a Vote of Security Holders        14

  Item 5.         Other Information                                           14

  Item 6.         Exhibits and Reports on Form 8-K                            15

                  Signatures                                                  15

                  Statement By Principal Executive and Financial
                  Officer Regarding Facts and Circumstances Relating to
                  Exchange Act Filings                                        16

                  Written Statement of President and Chief Executive
                  and Financial Officer                                       18

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.


                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                     MARCH 31,
                                                                       2005
                                                                    ------------
ASSETS                                                              (UNAUDITED)
------

Cash                                                                $     1,385
Accounts receivable, net of allowance of $12,917                         24,352
Film costs, net                                                         160,985
Property and equipment, net                                               4,100
Other assets                                                              4,644
                                                                    ------------
TOTAL ASSETS                                                        $   195,466
                                                                    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Accounts payable and accrued expenses                               $   377,530
Deferred income                                                         307,611
Loan payable                                                            159,177
Deferred compensation                                                 1,215,409
Due to related party                                                    146,597
                                                                    ------------
TOTAL LIABILITIES                                                     2,206,324
                                                                    ------------

STOCKHOLDERS' DEFICIT

Common stock, par value $.01 per share, 15,000,000 shares
      authorized, 5,371,030 shares issued and outstanding                53,710
Additional paid-in capital                                            7,172,839
Accumulated deficit                                                  (9,083,720)
Treasury stock, at cost                                                  (3,687)
Note receivable for common stock                                       (150,000)
                                                                    ------------
TOTAL STOCKHOLDERS' DEFICIT                                          (2,010,858)
                                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   195,466
                                                                    ============

        See accompanying notes to the consolidated financial statements.


                             AVENUE ENTERTAINMENT GROUP, INC.

                      UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS





                                                        Three months       Three months
                                                           ended              ended
                                                         March 31,          March 31,
                                                           2005               2004
                                                        (unaudited)       (unaudited)
                                                        ------------      ------------
Operating revenues                                      $    73,555       $   566,992
                                                        ------------      ------------
Cost and expenses:
  Film production costs                                       9,821             4,525
  Selling, general & administrative expenses                142,726           309,966
  Other income                                                2,107           (49,654)
                                                        ------------      ------------
       Total costs and expenses                             154,654           264,837
                                                        ------------      ------------

Income (loss) before income tax                             (81,099)          302,155

Income tax expense                                                0                 0
                                                        ------------      ------------

Net income (loss)                                       $   (81,099)      $   302,155
                                                        ============      ============

Basic income (loss) per common stock                    $      (.02)      $       .06
                                                        ============      ============

Diluted loss per common stock                           $      (.02)      $       .05
                                                        ============      ============

Weighted average common shares outstanding-basic          5,371,030         5,371,030
                                                        ============      ============

Weighted average common shares outstanding-diluted        5,371,030         6,530,586
                                                        ============      ============

             See accompanying notes to the consolidated financial statements.


                                  AVENUE ENTERTAINMENT GROUP, INC.

                           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    Three months   Three months
                                                                       ended           ended
                                                                     March 31,       March 31,
                                                                       2005             2004
                                                                    (unaudited)     (unaudited)
                                                                     ----------      ----------
Cash flows from operating activities:
   Net profit (loss)                                                 $ (81,099)      $ 302,155
Adjustments to reconcile net loss to net cash (used for)
    provided by operating activities:
   Depreciation                                                            348           1,609
   Amortization - film production costs                                      0           3,138
   Deferred compensation                                                31,700         (51,116)
   Changes in assets and liabilities which affect net income:
       Accounts receivable                                               7,764         115,481
       Film costs                                                       15,420          73,013
       Other assets                                                        459             325
       Accounts payable and accrued expenses                           (24,058)         (8,817)
       Deferred income                                                 (25,359)        (25,000)
                                                                     ----------      ----------
           Net cash provided by (used for) operating activities      $ (74,825)      $ 410,788
                                                                     ----------      ----------

     Cash flows from investing activities:
          Purchase of equipment                                         (1,857)              0
                                                                     ----------      ----------

               Net  cash used for investing activities                  (1,857)              0
                                                                     ----------      ----------


                  See accompanying notes to the consolidated financial statements.


                                       AVENUE ENTERTAINMENT GROUP, INC.

                                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       Three months    Three months
                                                                           ended          ended
                                                                         March 31,      March 31,
                                                                           2005           2004
                                                                        ----------      ----------
                                                                        (unaudited)     (unaudited)
Cash flows from financing activities:
   Proceeds from (repayment of) loan payable                            $  71,215       $(190,000)
                                                                        ----------      ----------

     Net cash provided by (used for) financing activities                  71,215        (190,000)
                                                                        ----------      ----------

     Net increase (decrease) in cash                                       (5,467)        220,788

Cash at beginning of year                                                   6,852          37,626
                                                                        ----------      ----------

Cash at end of period                                                   $   1,385       $ 258,414
                                                                        ==========      ==========

Supplemental cash flow information:
  Cash paid during the year for:
     Interest                                                           $   2,107       $     510
                                                                        ==========      ==========
     Income taxes                                                       $       0       $       0
                                                                        ==========      ==========


                         See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


THE COMPANY

         Avenue Entertainment Group, Inc. (the "Company") is an independent entertainment company that produces feature films, television films, series for television, made-for-television/cable movies and one-hour-profiles of Hollywood stars both domestically and internationally.

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


BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004. The Independent Auditor's Report dated March 25, 2005 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2005, and the results of its operations and its cash flows for the three months ended March 31, 2005 and 2004 have been included. The results of operations for the interim period are not necessarily indicative of results that may be realized for the full year.

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

         The following potential common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2005 and the three months ended March 31, 2004 because the effect would have been anti-dilutive:

Options outstanding under the Company's stock option plan        2,235,000

         The following potential common shares have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2005 due to the exercise price being greater than the Company's weighted average stock price for the period:

Options outstanding under the Company's stock option plan          970,000


2.       FILM COSTS

         Film costs consist of the following:

                                                                   MARCH 31,
                                                                     2005
                                                                  ----------

In process or development                                         $ 132,883
Released, net of accumulated amortization of $17,183,912             28,102
                                                                  ----------
                                                                  $ 160,985
                                                                  ==========

                        AVENUE ENTERTAINMENT GROUP, INC.

3.       PROPERTY AND EQUIPMENT


         The major classes of property and equipment consist of the following:

                                                               USEFUL                    MARCH 31,
                                                                LIFE                       2005
                                                       -----------------------    ------------------------
         Machinery and equipment                           4 to 5 years                  $234,456
         Furniture and fixtures                            10 years                        26,273
                                                                                         ---------
                                                                                          260,729
         Less accumulated depreciation                                                   (256,629)
                                                                                         ---------
                                                                                         $  4,100
                                                                                         =========

Depreciation expense was $348 and $1,609 for the three months ended March 31, 2005 and 2004, respectively.

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

5.       LOAN PAYABLE

         On June 21, 2004 the Company entered into an unsecured loan for $200,000 at prime plus 1% with City National Bank with a maturity date of June 15, 2005. As of March 31, 2005 $125,000 had been borrowed under the loan. Subsequently, as of May 16, 2005 an additional amount of $20,000 has been borrowed for a total amount of $145,000. During March 2005 the Chairman loaned $30,000 to the Company to cover operating expenses.


6.       SUBSEQUENT EVENTS

         The Company is contemplating entering into a series of transactions pursuant to which the Company will sell a substantial portion of all the assets (subject to certain liabilities) that it holds through its Avenue Pictures, Inc. and its Wombat Productions, Inc. subsidiaries (such transactions are collectively referred to herein in the report as the "Sale Transaction"). These transactions may involve the Company's sale of these assets to companies affiliated with certain officers and directors of the Company

                        AVENUE ENTERTAINMENT GROUP, INC.

         If the Company consummates the potential Sale Transaction, it is contemplated that, among other things, (1) the Company will receive a portion of certain revenues generated by certain of the sold assets, (2) the Company will redeem and cancel a substantial number of its shares of outstanding common stock, and will cancel outstanding options to purchase a substantial number of shares of its common stock, held by certain of its officers and directors, and
(3) the Company will issue replacement options to purchase shares of its common stock for a lesser number of shares and/or at higher exercise prices options.

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

         The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with the unaudited financial statements and accompanying notes and the other financial information appearing elsewhere in this report and with the audited financial statements contained in our Form 10-KSB for the year ended December 31, 2004.

OVERVIEW

         Avenue Entertainment Group, Inc. (the "Company") is an independent entertainment company that produces feature films, television films, series for television, made-for-television/cable movies and one-hour-profiles of Hollywood stars both domestically and internationally.

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

POTENTIAL SALE TRANSACTION

         The Company is contemplating entering into a series of transactions pursuant to which the Company will sell a substantial portion of all the assets (subject to certain liabilities) that it holds through its Avenue Pictures, Inc. and its Wombat Productions, Inc. subsidiaries (such transactions are collectively referred to herein in the report as the "Sale Transaction"). These transactions may involve the Company's sale of these assets to companies affiliated with certain officers and directors of the Company

         If the Company consummates the potential Sale Transaction, it is contemplated that, among other things, (1) the Company will receive a portion of certain revenues generated by certain of the sold assets, (2) the Company will redeem and cancel a substantial number of its shares of outstanding common stock, and will cancel outstanding options to purchase a substantial number of shares of its common stock, held by certain of its officers and directors, and
(3) the Company will issue replacement options to purchase shares of its common stock for a lesser number of shares and/or at higher exercise prices options.

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


BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004. The Independent Auditor's Report dated March 25, 2005 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2005, and the results of its operations and its cash flows for the three months ended March 31, 2005 and 2004 have been included. The results of operations for the interim period are not necessarily indicative of results that may be realized for the full year.

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

THE THREE MONTHS ENDED MARCH 31, 2005 ARE COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

REVENUES

         Revenues for the three months ended March 31, 2005 were approximately $74,000 compared to $567,000 for the three months ended March 31, 2004. Revenues earned in 2005 were derived primarily from the HBO First Look Deal and the licensing of rights of the "Hollywood Collection" in secondary markets through Janson Associates. Revenues earned in 2004 were derived primarily from producer fees for the feature film CLOSER, the HBO First Look Deal and the licensing of rights of the "Hollywood Collection" in secondary markets through Janson Associates.


FILM PRODUCTION COSTS

         Film production costs for the three months ended March 31, 2005 were approximately $10,000 compared to $5,000 for the three months ended March 31, 2004. The net increase in film production costs is primarily due to the write down of projects in development.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative (S,G&A) expenses for the three months ended March 31, 2005 were approximately $143,000 compared to $310,000 for the three months ended March 31, 2004. The decrease in S,G&A is significant and is primarily due to the decrease in payroll expenses and office rent.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2005, the Company had approximately $1,000 of cash. Revenues were insufficient to cover costs of operations for the quarter ended March 31, 2005. The Company has a working capital deficiency and has an accumulated deficit of $9,084,000 through March 31, 2005. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets, other sources or other collaborative arrangements. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated March 25, 2005 on the Company's consolidated financial statements for the year ended December 31, 2004 states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

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

                        AVENUE ENTERTAINMENT GROUP, INC.

                                 MARCH 31, 2005

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

We may become involved in litigation arising out of operations in the normal course of business. As of March 31, 2005, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.


ITEM 2.  CHANGES IN SECURITIES

         (a) There were no modifications of instruments defining the rights of the holders of any class of registered securities.
         (b) The rights evidenced by any class of registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities.
         (c) In the first quarter ended March 31, 2005 there were no sales of unregistered securities.
         (d) Rule 463 of the Securities Act is not applicable to the Company.
         (e) In the first quarter ended March 31, 2005 there were no repurchases by the Company of its Common Stock.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In the first quarter ended March 31, 2005 there were no matters submitted to a vote of security holders.


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  31. Certification of Chief Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

                  32. Written Statement of the President and Chief Executive and Financial Officer pursuant to 18 U.S.C. ss.1350.

(b)      Reports

         NO REPORTS WERE FILED UNDER FORM 8-K FOR THE QUARTER ENDED MARCH 31,
         2005



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                          AVENUE ENTERTAINMENT GROUP, INC.





DATE:  May 18, 2005                       BY: /s/ Cary Brokaw
                                              ----------------------------------
                                              Cary Brokaw
                                              President and Chief Executive and
                                              Financial Officer, Director