Form 10KSB/A
period 2004-12-31
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2005-07-26
CIK 1023298

                            UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                  FORM 10-KSB/A

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


State issuer's revenues for its most recent fiscal year:  $995,002


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

RESULTS OF OPERATIONS

         For the year ended December 31, 2004 the Company had a net loss of $63,000 as compared to a loss of $939,000 for the year ended December 31, 2003. The substantial decrease in net loss for the year ended December 31, 2004 compared to the year ended December 31, 2003 is primarily attributable to the $165,000 increase of revenues, the $243,000 decrease of film costs and the $221,000 impairment loss on goodwill recorded in 2003.

REVENUES

         Revenues for the year ended December 31, 2004 were $995,000 as compared to $830,000 for the year ended December 31, 2003. Revenues for the year ended December 31, 2004 were derived primarily from producer fees for the theatrical film Closer, the HBO First Look Deal, the licensing of its programming in secondary markets through Janson Associates and a film festival award for the project Wayward Son. Revenues for the year ended December 31, 2003 were derived primarily from the licensing of its programming in secondary markets through Janson Associates, the HBO First Look Deal, the return of a residuals bond held in an escrow account by the Screen Actors Guild for Wayward Son, the balance of producer fees from HBO for Angels in America and the balance of producer fees from Intermedia for the theatrical film Mindhunters. The $165,000 increase of revenues was primarily due to the larger producer fees earned for the theatrical film Closer.

         In pursuing the development and/or production of film projects, there can be no assurance that each project will be produced in the preferred timeframe and with the preferred budget due to the contingencies of securing talent, financing and distribution. The Company must rely upon the decisions of studios, network or cable programmers who must approve and order the films in order to provide adequate financing. Results of operations for any given period are significantly dependent upon these factors, none of which can be predicted with any certainty. Consequently, results of operations may fluctuate materially from quarter to quarter and the results of any given quarter are not necessarily indicative of results for future quarters.

FILM PRODUCTION COSTS

         Film production costs for the year ended December 31, 2004 were $42,000 as compared to $285,000 for the year ended December 31, 2003. The $243,000 decrease of film production costs is primarily due to a write down of film production costs for the project Wayward Son and a significant write down of film production costs for The Hollywood Collection for the year ended December 31, 2003. During the year ended December 31, 2004 these projects were fully amortized.

         Estimates of anticipated total gross revenues are reviewed periodically and revised when necessary. Unamortized film production costs are compared with net realized value each reporting period on a title-by-title basis. If estimated gross revenues are not sufficient to recover the unamortized film production costs, the unamortized film production costs are written down to their estimated net realizable value. These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in film write-downs and amortization.

SELLING, GENERAL, AND ADMINISTRATIVE

         Selling, general and administrative expenses ("SG&A") for the twelve months ended December 31, 2004 and 2003 were $1,005,000 and $1,188,000, respectively. The SG&A costs for 2004 and 2003 relate primarily to salaries, occupancy costs and professional fees.

OTHER EXPENSE

         Other expense for the year ended December 31, 2004 was $10,000 of interest expense compared to $58,000 for the year ended December 31, 2003. Interest expense for 2003 consisted of $54,000 of cumulative imputed interest on the payable due to related party.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2004, the Company had approximately $7,000 of cash. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues have been insufficient to cover costs of operations in the past five years and the Company has a working capital deficiency and an accumulated deficit of $9,062,915 through December 31, 2004.

         To our knowledge few, if any, public entertainment companies have a working capital deficit comparable to Avenue Entertainment Group, Inc. Most public companies working in film and television production are much larger in size and generally have large libraries of film and/or television properties that provide an ongoing revenue stream. Aside from a smaller library of films that are primarily one-hour documentary biographies, the Company derives its revenues almost entirely from its production fee revenues earned when it produces motion pictures or television programming. Therefore, the Company relies heavily upon the decision makers at the studios, network and cable stations. The generation of revenue in the motion picture and television movie industry is more competitive than ever for the Company and other independent motion picture and television production companies. Additionally, there is no predictable seasonal trend or variation inherent in the entertainment business, so the timing of such revenues is highly unpredictable.


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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended December 31, 2004, the Company incurred a net loss of $62,531. In addition, the Company had an accumulated deficit of $9,062,915 as of December 31, 2004. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 25, 2005, except for Note 12
as to which the date is June 8, 2005

                        AVENUE ENTERTAINMENT GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2004

                                     ASSETS

Cash                                                              $     6,852
Accounts receivable, net of allowance of $12,917                       32,116
Film costs, net                                                       176,405
Property and equipment, net                                             2,591
Goodwill, net of accumulated amortization of $2,805,199                     0
Other assets                                                            5,103
                                                                  ------------
Total assets                                                      $   223,067
                                                                  ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable and accrued expenses                             $   401,588
Deferred income                                                       332,970
Loan payable                                                           87,962
Deferred compensation                                               1,183,709
Due to related party                                                  206,891
                                                                  ------------
Total liabilities                                                   2,213,120
                                                                  ------------

Commitments and contingencies

Stockholders' deficit:
 Common stock, par value $.01 per share, 15,000,000 shares
         authorized, 5,371,030 shares issued and outstanding           53,710
 Additional paid-in capital                                         7,172,839
 Accumulated deficit                                               (9,062,915)
 Treasury stock, at cost                                               (3,687)
 Note receivable for common stock                                    (150,000)
                                                                  ------------
Total stockholders' deficit                                        (1,990,053)
                                                                  ------------
Total liabilities and stockholders' deficit                       $   223,067
                                                                  ============

          See accompanying notes to consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      YEARS ENDED DECEMBER 31,
                                                    2004                2003
                                                ------------        ------------

Operating revenues                              $   995,002         $   830,465
                                                ------------        ------------
Costs and expenses:
  Film production costs                              42,257             284,939
  Selling, general and
   administrative expenses                        1,004,766           1,188,351
Impairment loss on goodwill                               0             221,172
                                                ------------        ------------

Total costs and expenses                          1,047,023           1,694,462
                                                ------------        ------------

Income (loss) from operations                       (52,021)           (863,997)

Other income (expense)
  interest (expense),net                            (10,345)            (58,013)
                                                ------------        ------------

Profit (loss) before income tax                     (62,366)           (922,010)

Income tax expense                                      165              16,492
                                                ------------        ------------

Net loss                                        $   (62,531)        $  (938,502)
                                                ============        ============

Basic and diluted loss per share:               $     (0.01)        $     (0.17)
                                                ============        ============
Weighted average common
   shares outstanding                             5,371,030           5,371,030
                                                ============        ============

          See accompanying notes to consolidated financial statements.



                                                 AVENUE ENTERTAINMENT GROUP, INC.

                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                              YEARS ENDED DECEMBER 31, 2004 AND 2003


                           Common Stock                       Additional                           Stock
                             Number of         Treasury        Paid-in          Accumulated     subscription
                        Shares       Amount      Stock         capital            Deficit        receivable         Total
------------------------------------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 2002      5,371,030     53,710     (3,687)       7,172,839          (8,061,882)       (150,000)       (989,020)
==============================================================================================================================
Net loss                                                                           (938,502)                       (938,502)
------------------------------------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 2003      5,371,030     53,710     (3,687)       7,172,839          (9,000,384)       (150,000)     (1,927,522)
==============================================================================================================================
Net loss                                                                            (62,531)                        (62,531)
------------------------------------------------------------------------------------------------------------------------------
BALANCE,
DECEMBER 31, 2004      5,371,030     53,710     (3,687)       7,172,839          (9,062,915)       (150,000)     (1,990,053)
==============================================================================================================================


                                  See accompanying notes to consolidated financial statements.

                                  AVENUE ENTERTAINMENT GROUP, INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               YEARS ENDED DECEMBER 31,
                                                          ----------------------------------
                                                            2004                  2003
                                                            ----                  ----
Cash flows from operating activities
     Net loss                                             $   (62,531)             (938,502)
Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation                                               4,476                 8,633
     Amortization - film production costs                      13,492               148,823
     Impairment of goodwill                                         0               221,172

Changes in assets and liabilities affecting net loss:
     Accounts receivable                                      100,506               (77,687)
     Film costs                                                66,752               (85,278)
     Other assets                                              12,692                  (541)
     Accounts payable and accrued expenses                      5,281              (116,385)
     Deferred compensation                                     22,476               242,954
     Due to related party                                       6,289                54,005
     Deferred income                                         (101,391)               32,216
                                                          ------------          ------------

              Net cash provided by (used in)
               operating activities                            68,042              (510,590)

Cash flows from investing activities:
     Disposal of equipment                                      3,222                     0
                                                          ------------          ------------
     Net cash used in investing activities                      3,222                     0
                                                          ------------          ------------

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

  (2)  GOING CONCERN

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Revenues have been insufficient to cover costs of operations for the year ended December 31, 2004. The Company has a working capital deficiency and has an accumulated deficit of $9,062,915 through December 31, 2004. The Company's continuation as a going concern is dependent on its ability to ultimately attain profitable operations and positive cash flows from operations. The Company's management believes that it can satisfy its working capital needs based on its estimates of revenues and expenses, together with improved operating cash flows, as well as additional funding whether from financial markets or other sources. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

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

       Two customers accounted for 60%, and 20% of the Company's net sales for the year ended December 31, 2004. At December 31, 2004, amounts due from these customers were 0% of accounts receivable.

       Two customers accounted for 33%, and 28% of the Company's net sales for the year ended December 31, 2003. At December 31, 2003, amounts due from these customers were 75%, and 23% of accounts receivable, respectively.


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

       EMPLOYMENT AGREEMENTS

       Effective September 30, 1996, the Company entered into five-year employment agreements with its President and its Chairman providing for an annual salary of $450,000, plus benefits and $150,000, plus benefits, respectively. Increases to base salaries and bonuses (limited to twice the base salary) will be determined at the discretion of the Compensation Committee of the Board of Directors. In 2004 and 2003, the Chairman deferred additional amounts of $74,000 and $122,000 of his compensation, respectively and the President deferred additional amounts of $0 and $121,000 of his compensation, respectively. Total deferred compensation as of December 31, 2004 for the Chairman and President is $407,830 and $775,879, respectively.

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
                 -----------------------------------------------------------------------------------------------

       Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been or increased to the pro forma amounts indicated below:

                                                                                  DECEMBER 31,     DECEMBER 31,
                                                                                      2004            2003
         Net loss
                      As reported                                               $    (62,531)   $    (938,502)
                      Add stock based employee compensation
                           expense included in net income, net of tax                      -                -
                      Deduct total stock based employee compensation
                           expense determined under fair value method
                           for all awards, net of tax                                      -                -
                                                                                -------------   --------------
                               Pro forma                                        $    (62,531)   $    (938,502)
                                                                                =============   ==============

                  Earnings per common share
                      Basic - as reported           $     (0.02)    $     (0.16)
                      Basic - pro forma             $     (0.02)    $     (0.16)
                      Diluted - as reported         $     (0.02)    $     (0.16)
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

(9)     INCOME TAXES

       Components of income tax expense (benefit) are as follows:

                                                         DECEMBER 31,       DECEMBER 31,
                                                             2004               2003
                                                             ----               ----
            Federal                                      $        --         $       --
            State and local                                      800                800
                                                         -----------         ----------
                                                         $       800         $      800
                                                         ===========         ==========

       Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                          December 31,       December 31,
                                                             2004               2003
                                                             ----               ----
       Tax (benefit)
         at Federal statutory rate of 34%                    (21,204)        $ (313,484)
       Increase (decrease) in taxes resulting from:
       State and local income taxes, net of
         federal income tax benefit                           (2,660)           (40,121)
       Nondeductible goodwill amortization                        --             75,198
       Other                                                   6,229              3,424
       Change in valuation allowance                          18,435            275,783
                                                         -----------         ----------
       Total                                             $       800         $      800
                                                         ===========         ==========

       The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities are as follows:

                                                                    2004
                                                                    ----
       Deferred tax assets
       Accrued expenses and other                              $    608,204
       Stock options                                                 99,885
       NOLs                                                       1,927,970
                                                               -------------
       Valuation allowance                                       (2,636,062)
                                                               -------------
       Total deferred tax assets                                          0
                                                               =============

       For Federal and State income tax purposes, the Company has unused net operating loss carryforwards of approximately $4,826,574,and $4,702,062, as of December 31, 2004 and 2003, respectively expiring through 2021.


(10)   RELATED PARTY TRANSACTIONS

       TRANSACTIONS WITH GP STRATEGIES

       At December 31, 2004, the Company owed GP Strategies, an affiliated company and major stockholder, $206,891 of which $146,597 represents the payment of certain expenses of the Company by GP Strategies and $60,294 represents imputed interest. The amount owed does not bear interest and does not have a maturity date.

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

(12)  SUBSEQUENT EVENTS

       At March 25, 2005. the Company was contemplating entering into a series of transactions pursuant to which the Company would sell a substantial portion of all the assets (subject to certain liabilities) that it holds through its Avenue Pictures, Inc. and its Wombat Productions, Inc. subsidiaries. As of June 8, 2005 no progress was made in the negotiation process and the Company no longer expects the sale to occur.

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