Form 10QSB
period 2005-06-30
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2005-08-15
CIK 1023298

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarter ended June 30, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________ to _______________

Commission File Number:                              001-12885
                       _______________________________________________________


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

                           Yes     X        No
                               --------        --------

Number of shares outstanding of each of issuer's classes of common stock as of August 15, 2005:


     Common Stock                                                5,371,030

                        AVENUE ENTERTAINMENT GROUP, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                         PAGE NO.

  Item 1.         Financial Statements

                  Unaudited Consolidated Balance Sheet -
                  June 30, 2005                                               1

                  Unaudited Consolidated Statements of Operations -
                  Three and Six Months Ended June 30, 2005 and 2004           2

                  Unaudited Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 2005 and 2004                     3

                  Unaudited Notes to Consolidated Financial Statements        5

  Item 2.         Management's Discussion and Analysis or Plan of Operation   8

  Item 3.         Controls and Procedures                                     12

PART II. OTHER INFORMATION

  Item 1.         Legal Proceedings                                           13

  Item 2.         Changes in Securities                                       13

  Item 3.         Defaults Upon Senior Securities                             13

  Item 4.         Submissions of Matters to a Vote of Security Holders        13

  Item 5.         Other Information                                           13

  Item 6.         Exhibits and Reports on Form 8-K                            14

                  Signatures                                                  14

                  Statement By Principal Executive and Financial Officer Regarding Facts and Circumstances Relating to Exchange
                  Act Filings                                                 15

                  Written Statement of President and Chief Executive and
                  Financial Officer                                           16

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                      JUNE 30,
                                                                        2005
                                                                    ------------
ASSETS                                                              (UNAUDITED)
------
Cash                                                                $     2,645
Accounts receivable, net of allowance of $12,917                         27,401
Film costs, net                                                         131,473
Property and equipment, net                                               4,778
Other assets                                                              5,326
                                                                    ------------
TOTAL ASSETS                                                        $   171,623
                                                                    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Accounts payable and accrued expenses                               $   395,139
Deferred income                                                         282,611
Loan payable                                                            206,132
Deferred compensation                                                 1,252,909
Due to related party                                                    210,983
                                                                    ------------
TOTAL LIABILITIES                                                     2,347,774
                                                                    ------------

STOCKHOLDERS' DEFICIT

Common stock, par value $.01 per share, 15,000,000 shares
      authorized, 5,371,030 shares issued and outstanding                53,710
Additional paid-in capital                                            7,172,839
Accumulated deficit                                                  (9,249,013)
Treasury stock, at cost                                                  (3,687)
Note receivable for common stock                                       (150,000)
                                                                    ------------
TOTAL STOCKHOLDERS' DEFICIT                                          (2,176,151)
                                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   171,623
                                                                    ============


        See accompanying notes to the consolidated financial statements.


                                                 AVENUE ENTERTAINMENT GROUP, INC.

                                          UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                       Three months       Three months     Six months        Six months
                                                          ended              ended            ended             ended
                                                         June 30,           June 30,         June 30,          June 30,
                                                           2005              2004              2005              2004
                                                        (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                                        ------------      ------------      ------------      ------------
Operating revenues                                      $    89,461       $    77,533       $   163,016       $   694,525
                                                        ------------      ------------      ------------      ------------

Cost and expenses:
  Film production costs                                      31,615            13,226            41,436            17,751
  Selling, general & administrative expenses                156,646           277,847           299,372           587,813
                                                        ------------      ------------      ------------      ------------

       Total costs and expenses                             188,261           291,073           340,808           605,564
                                                        ------------      ------------      ------------      ------------

Income (loss) from operations                               (98,800)         (213,540)         (177,792)           88,961

Other income (expense)
   Interest (expense), net                                   (6,199)              179            (8,306)             (167)
                                                        ------------      ------------      ------------      ------------

Profit (loss) before income tax                            (104,999)         (213,361)         (186,098)           88,794

Income tax expense                                                0                 0                 0                 0
                                                        ------------      ------------      ------------      ------------

Net income (loss)                                       $  (104,999)      $  (213,361)      $  (186,098)      $    88,794
                                                        ============      ============      ============      ============

Basic income (loss) per common stock                    $      (.02)      $     (0.04)      $      (.03)      $      0.02
                                                        ============      ============      ============      ============

Diluted income (loss) per common stock                  $      (.02)      $     (0.04)      $      (.03)      $      0.01
                                                        ============      ============      ============      ============

Weighted average common shares outstanding-basic          5,371,030         5,371,030         5,371,030         5,371,030
                                                        ============      ============      ============      ============

Weighted average common shares outstanding-diluted        5,371,030         5,371,030         5,371,030         6,508,398
                                                        ============      ============      ============      ============


                                  See accompanying notes to the consolidated financial statements.


                                       AVENUE ENTERTAINMENT GROUP, INC.

                                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Six months      Six months
                                                                            ended           ended
                                                                           June 30,        June 30,
                                                                             2005            2004
                                                                          (unaudited)     (unaudited)
                                                                          ----------      ----------
Cash flows from operating activities:
   Net profit (loss)                                                      $(186,098)      $  88,794
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
   Depreciation                                                               2,703           2,765
   Amortization - film production costs                                           0          13,166
   Deferred compensation                                                     69,200         (39,424)
   Changes in assets and liabilities which affect net income:
       Accounts receivable                                                    4,715         120,131
       Film costs                                                            44,932          91,837
       Other assets                                                            (223)             15
       Accounts payable and accrued expenses                                 (6,449)        (26,252)
       Deferred income                                                      (50,359)        (50,996)
       Deferred income                                                        4,092               0
                                                                          ----------      ----------

           Net cash provided by (used for) operating activities           $(117,487)      $ 200,036
                                                                          ----------      ----------

     Cash flows from investing activities:
          Purchase of equipment                                              (4,890)              0
                                                                          ----------      ----------

               Net  cash used for investing activities                       (4,890)              0
                                                                          ----------      ----------


                    See accompanying notes to the consolidated financial statements.


                                       AVENUE ENTERTAINMENT GROUP, INC.

                                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        Six months      Six months
                                                                           ended           ended
                                                                         June 30,        June 30,
                                                                           2005            2004
                                                                        ----------      ----------
                                                                        (unaudited)     (unaudited)
Cash flows from financing activities:
   Proceeds from (repayment of) loan payable                            $ 118,170       $(168,000)
                                                                        ----------      ----------

     Net cash provided by (used for) financing activities                 118,170        (168,000)
                                                                        ----------      ----------

     Net increase (decrease) in cash                                       (4,207)         32,036

Cash at beginning of year                                                   6,852          37,626
                                                                        ----------      ----------

Cash at end of period                                                   $   2,645       $  69,662
                                                                        ==========      ==========

Supplemental cash flow information: Cash paid during the year for:
     Interest                                                           $   4,219       $     527
                                                                        ==========      ==========
     Income taxes                                                       $       0       $       0
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


BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB/A for the year ended December 31, 2004. The Independent Auditor's Report dated March 25, 2005 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2005, and the results of its operations and its cash flows for the six months ended June 30, 2005 and 2004 have been included. The results of operations for the interim period are not necessarily indicative of results that may be realized for the full year.

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

         The following potential common shares have been excluded from the computation of diluted net loss per share for the six months ended June 30, 2005 and the six months ended June 30, 2004 because the effect would have been anti-dilutive:

Options outstanding under the Company's stock option plan             2,235,000

            The following potential common shares have been excluded from the computation of diluted earnings per share for the six months ended June 30, 2005 due to the exercise price being greater than the Company's weighted average stock price for the period:

Options outstanding under the Company's stock option plan               970,000


2.       FILM COSTS

         Film costs consist of the following:

                                                                       JUNE 30,
                                                                         2005
                                                                      ----------

In process or development                                             $ 112,593
Released, net of accumulated amortization of $17,183,912                 18,880
                                                                      ----------
                                                                      $ 131,473
                                                                      ==========


3.       PROPERTY AND EQUIPMENT

         The major classes of property and equipment consist of the following:

                                      USEFUL          JUNE 30,
                                      LIFE              2005
                                   ------------      ----------
Machinery and equipment            4 to 5 years      $ 237,489
Furniture and fixtures             10 years             26,273
                                                     ----------
                                                       263,762
Less accumulated depreciation                         (258,984)
                                                     ----------
                                                     $   4,778
                                                     ==========

Depreciation expense was $2,703 and $2,765 for the six months ended June 30, 2005 and 2004, respectively.

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

5.       LOAN PAYABLE

         On June 21, 2004 the Company entered into an unsecured loan for $200,000 at prime plus 1% with City National Bank which matured on June 15, 2005 and renewed for the same amount with a maturity date of June 15, 2006. As of June 30, 2005 $175,000 had been borrowed under the loan. Subsequently, as of August 15, 2005 an additional amount of $10,000 has been borrowed for a total amount of $185,000. During March 2005 the Chairman loaned $30,000 to the Company to cover operating expenses.

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

         The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with the unaudited financial statements and accompanying notes and the other financial information appearing elsewhere in this report and with the audited financial statements contained in our Form 10-KSB/A for the year ended December 31, 2004.

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

BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB/A for the year ended December 31, 2004. The Independent Auditor's Report dated March 25, 2005 on the Company's consolidated financial statements states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2005, and the results of its operations and its cash flows for the six months ended June 30, 2005 and 2004 have been included. The results of operations for the interim period are not necessarily indicative of results that may be realized for the full year.

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

THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 ARE COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2004.

REVENUES

         Revenues for the three and six months ended June 30, 2005 were approximately $89,000 and $163,000 compared to $78,000 and $695,000 for the three and six months ended June 30, 2004. Revenues earned in 2005 were derived primarily from the HBO First Look Deal and the licensing of rights of the

"Hollywood Collection" in secondary markets through Janson Associates. Revenues earned in 2004 were derived primarily from producer fees for the feature film CLOSER, the HBO First Look Deal, the licensing of rights of the "Hollywood Collection" in secondary markets through Janson Associates and a film festival award for WAYWARD SON. The decrease in revenues is due to the Company earning 80% of the producer fees for the feature film CLOSER during the six months ended June 30, 2004 compared to no new feature film or television movie in production for the six months ended June 30, 2005.

FILM PRODUCTION COSTS

         Film production costs for the three and six months ended June 30, 2005 were approximately $32,000 and $41,000 compared to $13,000 and $18,000 for the three and six months ended June 30, 2004. The net increase in film production costs is primarily due to the write down of more projects in development that were abandoned during 2005.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative (S,G&A) expenses for the three and six months ended June 30, 2005 were approximately $157,000 and $299,000 compared to $278,000 and $588,000 for the three and six months ended June 30, 2004. The decrease in S,G&A is significant and is primarily due to the decrease in payroll expenses and office rent.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2005, the Company had approximately $3,000 of cash. Revenues were insufficient to cover costs of operations for the quarter ended June 30, 2005. The Company has a working capital deficiency and has an accumulated deficit of $9,249,013 through June 30, 2005. The Company believes it will have sufficient funds available to continue to exist through the next year, although no assurance can be given in this regard. Insufficient funds will require the Company to scale back its operations. The Independent Auditor's Report dated March 25, 2005 on the Company's consolidated financial statements for the year ended December 31, 2004 states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

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

                        AVENUE ENTERTAINMENT GROUP, INC.

                                  JUNE 30, 2005

                           PART II. OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

We may become involved in litigation arising out of operations in the normal course of business. As of June 30, 2005, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.


ITEM 2.           CHANGES IN SECURITIES

                  (a) There were no modifications of instruments defining the rights of the holders of any class of registered securities.
                  (b) The rights evidenced by any class of registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities.
                  (c) In the first and second quarters ended June 30, 2005 there were no sales of unregistered securities.
                  (d) Rule 463 of the Securities Act is not applicable to the Company.
                  (e) In the first and second quarters ended June 30, 2005 there were no repurchases by the Company of its Common Stock.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None


ITEM 4.           SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  In the first quarter and second quarters ended June 30, 2005 there were no matters submitted to a vote of security holders.


ITEM 5.           OTHER INFORMATION

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           31. Certification of Chief Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

                           32. Written Statement of the President and Chief Executive and Financial Officer pursuant to 18 U.S.C. ss.1350.

                  (b)      Reports

                           NO REPORTS WERE FILED UNDER FORM 8-K FOR THE QUARTER ENDED JUNE 30, 2005



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                       AVENUE ENTERTAINMENT GROUP, INC.





DATE:   August 15, 2005                BY:  /s/ Cary Brokaw
                                            ------------------------------------
                                            Cary Brokaw
                                            President and Chief Executive and
                                            Financial Officer, Director