Form 10QSB
period 2005-09-30
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2006-02-16
CIK 1023298

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended September 30, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from          to

Commission File Number:                              001-12885


                        AVENUE ENTERTAINMENT GROUP, INC.
                  ------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Delaware                                               95-4622429
---------------------------                                 ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                               Identification No.)

10 West 66th Street
New York, NY                                                     10023
------------------------------------                          ----------
(Address of principal executive offices)                      (Zip Code)

                                  (212)769-3814
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period) that the Registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

        Yes     X                                   No ______
            ---------

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.

        Yes                                         No ___X___
             -----

Number of shares outstanding of each of issuer's classes of common stock as of Febuary 11, 2006:

Common Stock                                            4,656,280

                        AVENUE ENTERTAINMENT GROUP, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       --------

  Item 1. Financial Statements

          Unaudited Condensed Consolidated Balance Sheet -
          September 30, 2005                                                1

          Unaudited Condensed Consolidated Statements of Operations -
          Three Months and Nine Months Ended
          September 30, 2005 and 2004                                       2

          Unaudited Condensed Consolidated Statements of Cash Flows -
          Nine months ended September 30, 2005 and 2004                     3

          Unaudited Notes to Condensed Consolidated Financial Statements    5

  Item 2. Management's Discussion and Analysis or Plan of Operation        12

  Item 3. Controls and Procedures                                          15

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                16

  Item 2. Changes in Securities                                            16

  Item 3. Defaults Upon Senior Securities                                  16

  Item 4. Submissions of Matters to a Vote of Security Holders             16

  Item 5. Other Information                                                17

  Item 6. Exhibits and Reports on Form 8-K                                 17

          Signatures                                                       18

          Statement by Principal Executive and Financial Officer Regarding
          Facts and Circumstances Relating to Exchange Act Filings         19

          Written Statement of President and Chief Executive and
          Financial Officer                                                20

                          PART I. FINANCIAL INFORMATION

                        AVENUE ENTERTAINMENT GROUP, INC.


                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                                           September 30,
                                                                                                 2005
                                                                                       --------------------
                                                                                       --------------------
Assets                                                                                     (unaudited)

Cash                                                                                            $3,514
Accounts receivable from a related party, net of allowance of $0                                22,120
Property and equipment, net                                                                      4,696
Other assets                                                                                       391
                                                                                               -------
Total assets                                                                                   $30,721


Liabilities and Capital Deficit

Accounts payable and accrued expenses                                                         $192,232
Deferred income                                                                                132,611
Loan payable                                                                                    24,132
Deferred compensation                                                                          514,530
Due to related party                                                                           163,558
                                                                                            ----------
Total liabilities                                                                            1,027,063
                                                                                             ---------

Capital deficit

Common stock, par value $.01 per share, 15,000,000 shares
      authorized, 5,371,030 shares issued                                                       53,710
Additional paid-in capital                                                                   7,221,839
Accumulated deficit                                                                         (8,054,191)
Treasury stock, at cost (714,750 shares of common stock)                                       (67,700)
Note receivable for common stock                                                              (150,000)
                                                                                           ------------
Total capital deficit                                                                         (996,342)
                                                                                             ----------
Total liabilities and capital deficit                                                          $30,721
                                                                                            ==========


   See accompanying notes to the condensed consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
                                                                  2005            2004            2005           2004
                                                                  ----            ----            ----           ----

Operating revenues                                                $  44,207      $  26,184        $  105,031      $ 72,404
                                                                  ---------      ---------        ----------      --------

Selling, general & administrative expenses                          147,950         72,762           308,387       220,630
                                                                    --------        ------          --------       -------

Loss from continuing operations                                    (103,743)       (46,578)         (203,356)     (148,226)
                                                                   ----------      --------         ----------    ---------

Income (loss) from discontinued operations net of
income tax and gain on transaction
of $1,256,696 in 2005
                                                                  1,298,565        (96,631)        1,212,080        93,811
                                                                  ---------        --------      -----------        ------

Net income (loss)                                                $1,194,822      $(143,209)       $1,008,724      $(54,415)
                                                                  ---------      ----------       ----------      ---------

Per share data:
Loss from continuing operations
- Basic and diluted                                                 $(.02)          $(.01)           $(.04)         $(.03)
Income (loss) from discontinued operations
- Basic and diluted                                                   .25            (.02)             .23            .02
                                                                      ---            -----             ---            ---
Net income (loss) per share - basic and diluted                      $.23           $(.03)            $.19          $(.01)
                                                                     ----           ------            ----          ------

Weighted average common shares outstanding
- Basic and diluted                                               5,193,218      5,371,030         5,299,905     5,371,030
                                                                  =========      =========         =========     =========






   See accompanying notes to the condensed consolidated financial statements.

9

                        AVENUE ENTERTAINMENT GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                           Nine months ended
                                                                                             September 30,
                                                                                     2005                    2004
                                                                              -------------------    ---------------------
                                                                              -------------------    ---------------------

Cash flows from operating activities:
   Net income (loss)                                                             $1,008,724               $(54,415)
Adjustments to reconcile net loss to net cash (used for)
    provided by operating activities:
   Gain on sale of discontinued operation                                        (1,256,696)
   Depreciation                                                                       2,785                  3,867
   Stock options issued for services                                                 49,000
   Amortization - film production costs                                                   0                 13,492
   Deferred compensation                                                            106,700                (11,224)
   Changes in assets and liabilities:
       Accounts receivable                                                            8,776                116,219
       Film costs                                                                    45,422                 74,278
       Other assets                                                                     405                  1,163
       Accounts payable and accrued expenses                                        (13,467)               (52,334)
       Due to related party                                                           4,092                      0
       Deferred income                                                              (75,359)               (75,996)
                                                                                    --------               --------
           Net cash (used for)  provided by operating activities
           and discontinued operations                                             (119,618)                15,050
                                                                                   ---------                ------

Cash flows from investing activities:
  Purchase of equipment                                                             (4,890)                      0
                                                                                 ----------             ----------
              Net cash used for investing activities                                (4,890)                      0
                                                                                   --------                -------

Cash flows from financing activities:
   Proceeds from (repayment of) loan payable                                       121,170                 (27,000)
                                                                                ----------              -----------
             Net cash provided by (used for) financing activities                  121,170                 (27,000)
                                                                                  --------                ---------

     Net decrease in cash                                                           (3,338)                (11,950)
Cash at beginning of period                                                          6,852                  37,626
                                                                                     -----                 -------
Cash at end of period                                                              $ 3,514               $  25,676
                                                                                   -------               ---------

Supplemental cash flow information:
  Cash paid during the year for:
     Interest                                                                       $6,631                 $ 1,529
                                                                                    ------                 -------
     Income taxes                                                                 $      0              $        0
                                                                                  --------              ----------

   See accompanying notes to the condensed consolidated financial statements.

                        AVENUE ENTERTAINMENT GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of significant accounting policies

The Company

Through September 2, 2005, Avenue Entertainment Group, Inc. (the "Company") operated as an independent entertainment company that produced feature films, television films, series for television, made-for-television/cable movies and one-hour-profiles of Hollywood stars both domestically and internationally. As a result of the sale of certain assets and liabilities to Cary Brokaw Productions on September 2, 2005, (see Note 5) the Company has ceased the business of producing feature films, television films, series for television and made-for-television/cable movies. The Company's business is currently focused on licensing its library of over 25 one- hour profiles of Hollywood stars, the ("Hollywood Collection"), both domestically and internationally. The business of producing feature films, television films, series for television and made-for-television/cable movies has been accounted for as a discontinued operation, and has been reflected as such on the Condensed Consolidated Financial Statements for the nine and three months ended September 30, 2005 and 2004.


Basis of presentation

The accompanying interim consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB/A for the year ended December 31, 2004. The Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The Company's current plan is to focus its business on licensing the Hollywood Collection, both domestically and internationally. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2005, and the results of its operations and its cash flows for the nine months ended September 30, 2005 and 2004 have been included. The results of operations for the interim period are not necessarily indicative of results that may be realized for the full year.

In accordance with the provisions of the American Institute of Certified Public Accountants of Position No. 00-2 ("SOP 00-2"), the Company has elected to present an unclassified consolidated balance sheet

                        AVENUE ENTERTAINMENT GROUP, INC.

Stock Option Plans

       Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and account for stock options using the intrinsic value method and provide the pro forma disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," as amended. SFAS No.123 was amended in December 2002 by SFAS No.148, "Accounting for Stock-Based Compensation--Transition and Disclosure." Compensation cost will continue to be recorded for options granted below fair market value.

                The Company applies APB Opinion No. 25 and related Interpretations in accounting for all its stock option plans. Accordingly, no compensation cost has been recognized under these plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which was released in December 2002 as an amendment to SFAS No. 123. The following table illustrates the effect on net loss and earnings per share if the fair value based method had been applied to all awards (in thousands, except per share data):

                        AVENUE ENTERTAINMENT GROUP, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)



                                                         Three Months Ended               Nine Months Ended
                                                           September 30,                    September 30,
                                                   -------------------------------  -------------------------------
                                                   -------------------------------  -------------------------------
                                                        2005            2004             2005            2004
                                                   --------------- ---------------  --------------- ---------------
   Reported net income (loss)                          $1,194,822      $(143,209)       $1,008,724       $(54,415)
   Stock-based employee compensation
     expense in reported net loss, net of
     related tax effects                                   14,000              0            14,000               0
                                                   --------------- ---------------  --------------- ---------------
                                                   --------------- ---------------  --------------- ---------------
                                                        1,208,822       (143,209)        1,022,724         (54,415)
   Stock-based employee compensation
     expense determined under the fair
     value method, net of related tax effects             (14,000)                                         (14,000)
                                                   =============== ===============  =============== ===============
                                                   --------------- ---------------  --------------- ---------------
Pro forma net income (loss)                        $    1,194,822  $    (143,209)   $    1,008,724  $      (54,415)
                                                   =============== ===============  =============== ===============

Income (loss) per share-basic and diluted
As reported                                        $          .23  $        (.03)   $          .19  $        (.01)
Pro forma                                          $          .23  $        (.03)   $          .19  $        (.01)

Recent accounting pronouncements. During December 2004, the Financial Accounting Standards Board ("FASB") issued a new standard entitled Statement of Financial Accounting Standards ("SFAS") 123R, Share-Based Payment, which would revise SFAS No. 123, Accounting for Stock Based Compensation, and amend SFAS No. 95, Statement of Cash Flows. Among other items, the new standard would require the expensing, in the financial statements, of stock options issued by the Company. For the Company, the new standard will be effective January 1, 2006. The Company is currently evaluating the method of adoption of SFAS No. 123R, including the valuation methods and assumptions that underlie the valuation of the awards. As permitted under SFAS No. 123 the Company currently accounts for share-based payments to employees using Accounting Principles Board ("APB") Opinion No. 25 intrinsic value method, and as such, recognizes no compensation cost for employee stock options. Accordingly the adoption of SFAS No. 123R fair value method could have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time, because it will depend on levels of share-based payments in the future

                        AVENUE ENTERTAINMENT GROUP, INC.

2.       Property and equipment

         The major classes of property and equipment consist of the following:


                                            Useful           September 30,
                                             life                2005
                                        --------------  ------------------------
                                        --------------  ------------------------
         Machinery and equipment        4 to 5 years             $7,465


         Less accumulated depreciation                           (2,769)
                                                                 -------
                                                              $   4,696

Depreciation expense from continuing operations was $452 and $386 for the nine months ended September 30, 2005 and 2004, respectively.



3.       Income (loss) per share

The Company calculates income (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic income (loss) per share is computed by dividing the income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The following potential common shares representing options outstanding under the Company's stock option plan have been excluded from the computation of diluted income (loss) per share because the effect would have been anti-dilutive:

Three and nine months ended September 30, 2004; 2,235,000 options

Three and nine months ended September 30, 2005; 1,535,000 options

                        AVENUE ENTERTAINMENT GROUP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)



4.       Loan payable

On June 21, 2004 the Company entered into an unsecured loan for $200,000 at prime plus 1% with City National Bank which matured on June 15, 2005 and was then renewed for the same amount with a maturity date of June 15, 2006. As of September 1, 2005 $185,000 had been borrowed under the loan. As part of the Brokaw Agreement (see Note 6) the unsecured loan was assumed by Cary Brokaw Productions, Inc. as of September 2, 2005.

5.         Brokaw agreement

On September 2, 2005, the Company, Avenue Pictures, Inc., a wholly owned subsidiary of the Company ("Avenue Pictures"), Cary Brokaw, and Cary Brokaw Productions, Inc. ("Brokaw Productions"), a corporation wholly owned by Cary Brokaw, entered into an Asset Purchase Agreement (the "Brokaw Agreement"), and completed the asset purchase and sale described in the Brokaw Agreement (the "Brokaw Purchase").

On September 2, 2005, Cary Brokaw resigned as a director of the Company, and as the Company's President and Chief Executive and Financial Officer. Cary Brokaw also resigned prior to completion of the Brokaw Purchase as a director and officer of the following entities, each of which is a direct or indirect wholly owned subsidiary of the Company: Avenue Pictures, Black Coffee Productions, Inc., Grafasi, Inc., Shadow and Light Productions, Inc., TCB Productions, Inc., and LCA Acquisition Subsidiary.

Under the terms of the Brokaw Agreement, (1) Avenue Pictures transferred certain of its assets to Brokaw Productions, (2) Avenue Pictures assigned certain of its liabilities to Brokaw Productions, and (3) Brokaw Productions granted Avenue Pictures a right to certain of the revenues that Brokaw Productions may be entitled to receive in the future related to selected assets transferred by Avenue Pictures to Brokaw Productions pursuant to the Brokaw Agreement. The assets transferred to Brokaw Productions included Avenue Pictures rights in certain theatrical and cable motion picture projects, including all of Avenue Picture's rights under various producer agreements. In addition, the assets also included Avenue Picture's rights to

                        AVENUE ENTERTAINMENT GROUP, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)


5.         Brokaw agreement (continued)


various scripts (including options to purchase or develop various scripts), which may in the future become motion picture or other entertainment projects, as well as certain of Avenue Picture's "First Look" rights with respect to various entertainment projects. Brokaw Productions also acquired various office equipment, furniture, and fixtures so that it could continue Avenue Picture's business that related to the purchased assets.

The terms of the Brokaw Agreement require Cary Brokaw to pay the Company a percentage of any proceeds he receives as a result of any future sale of Brokaw Productions or any registered initial public offering of Brokaw Production's equity securities. Cary Brokaw also transferred 711,250 shares (fair value $64,000 calculated based on quoted market price of $0.09 per share on September 2, 2005) of the Company's common stock to Avenue Pictures, and delivered to the Company for cancellation all options held by him to purchase shares of the Company's common stock. The Company also agreed to issue Cary Brokaw a new totally vested option with an expiration on September 2, 2010 to purchase 500,000 shares of the Company's common stock, at a purchase price of $0.50 per share of Company's common stock. The option was valued at $35,000 using the Black-Scholes option pricing model. Brokaw Productions did not pay any cash or cash equivalents as consideration for the Brokaw Purchase. The fair value of the 711,250 shares of common stock received and options granted have been included inn determining the gain on discontinued operations. The common stock is also included in treasury stock.

The Brokaw Agreement also requires the Company and Avenue Pictures to change their corporate names and to cease all use of the names "Avenue Entertainment Group," "Avenue Pictures," and all other similar names, trademark, brand, and logos, as soon as practicable after September 2, 2005.

In connection with the Brokaw Agreement, the Company also entered into a Voting Agreement, dated as of September 2, 2005 between the Company and Cary Brokaw, which agreement provides that Cary Brokaw will vote all of the shares of the Company's common stock that he owns in accordance with the recommendation of the Company's board of directors. This Voting Agreement will terminate no later than September 2, 2007.

The foregoing summary of the Brokaw Agreement and the Voting Agreement is not complete and is qualified in its entirety by reference to the complete text of the Brokaw Agreement and the Voting Agreement, which are filed as Exhibits 2.1 and 10.1 to the Company's Current Report on Form 8-K filed September 7, 2005.

                        AVENUE ENTERTAINMENT GROUP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.  Brokaw agreement (continued)

As required by the Brokaw Agreement, effective on September 2, 2005, the Company granted Cary Brokaw an option to purchase shares of its common stock pursuant to a Stock Option Agreement between the Company and Cary Brokaw (the "Brokaw Stock Option Agreement"). Under the terms of the Brokaw Stock Option Agreement, the Company issued Cary Brokaw a fully vested option to purchase 500,000 shares of the Company's common stock, at a purchase price of $0.50 per share of Company common stock. The Company accounted for the effect of the Brokaw Agreement as a discontinued operation, as a result of the Company having ceased the business of producing feature films, television films, series for television and made-for-television/cable movies. This has been reflected in the Statement of Operations as discontinued operations.

Revenue and pre tax (loss) income from discontinued operations is as follows:



                                          Three Months Ended               Nine Months Ended
                                             September 30,                   September 30,
                                         2005             2004            2005            2004
                                         ----             ----            ----            ----

Revenues                             $ 61,000        $ 111,000        $ 163,000       $ 759,000
                                                                      ----------      ---------
(Loss) income before income taxes    $ 30,000        $ (97,000)       $ (45,000)        $94,000
                                                                       ----------       -------


                        AVENUE ENTERTAINMENT GROUP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Brokaw agreement (continued)

The following table represents the Company's pro forma consolidated statements of operations for the year ended December 31, 2004 as if the Brokaw Agreement and the Brokaw Purchase had been completed at the beginning of the period. The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the Brokaw Agreement and the Brokaw Purchase actually been made at such date, nor is it necessarily indicative of future operating results:

                                                          Year Ended
                                                       December 31, 2004
   Operating revenues                                       $  125,274

   Operating costs and expenses                                315,975
                                                               -------

   Loss before income tax                                     (190,701)

   Income tax expense                                              165
                                                          ------------

   Net loss                                                 $ (190,866)
                                                            ===========

   Per share data:
   Loss per common share - Basic and diluted            $         (.04)
                                                        ===============
   Weighted average common shares outstanding -
       Basic and diluted                                     4,659,780
                                                             =========

6.       Related Party Transactions

     On March 1, 1994, the Company entered into an agreement with Janson Associates whereby Janson Associates (the distributor) was granted sole and exclusive rights to license all the programs of the Company's "Hollywood Collection" for all forms of television and video worldwide. The Hollywood Collection is a series of one-hour motion picture profiles of Hollywood's biggest stars, which are aired by a major cable network. The distributor also gained the exclusive right to execute all contracts for exploitation of these rights. Revenues earned for the nines months ended September 30, 2005 and 2004 were $101,069 and $62,656 respectively, and the revenues earned for the three months ended September 30, 2005 and 2004 were $42,309 and $26,184, respectively. Included in operating expenses were commissions accrued to Janson Associates of $36,494, $9,137, $15,243 and $6,152for the nine months ended September 30, 2005 and 2004 and the three months ended September 30, 2005 and 2004, respectively. The President of Janson Associates is related to the Chief Executive officer of the Company through marriage.

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

Overview
 Through September 2, 2005, Avenue Entertainment Group, Inc. (the "Company") operated as an independent entertainment company that produced feature films, television films, series for television, made-for-television/cable movies and one-hour-profiles of Hollywood stars both domestically and internationally. As a result of the sale of certain assets to and assumption of liabilities by Cary Brokaw Productions on September 2, 2005 (see Note 5 to the Consolidated Financial Statements), the Company has ceased the business of producing feature films, television films, series for television and made-for-television/cable movies. The Company's business is currently focused on licensing its library of over 25 one- hour profiles of Hollywood stars, the "Hollywood Collection", both domestically and internationally. The business of producing feature films, television films, series for television and made-for-television/cable movies has been accounted for as a discontinued operation, and has been reflected as such in the Consolidated Condensed Financial Statements for the nine and three months ended September 30, 2005 and 2004.

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB/A for the year ended December 31, 2004. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2005, and the results of its operations and its cash flows for the nine and three months ended September 30, 2005 and 2004 have been included. The results of operations for the interim period are not necessarily indicative of results that may be realized for the full year.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expense and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivables, inventories and impairment of intangibles. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

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


Results of Operations

For the three and nine months ended September 30, 2005 the Company had a loss from continuing operations before income taxes of $104,000 and $203,000, respectively, compared to losses from continuing operations before income taxes of $47,000 and $148,000 for the three and nine months ended September 30, 2004, respectively.

Revenues

Revenues for the three and nine months ended September 30, 2005 were approximately $44,000 and $105,000, respectively compared to $26,000 and $72,000 for the three and nine months ended September 30, 2004, respectively. Revenues earned in 2004 and 2005 were derived primarily from the licensing of rights of the "Hollywood Collection" in secondary markets through Janson Associates. The increased revenues in 2005 were due to increased sales of the Hollywood Collection.

Selling, General and Administrative

Selling, general and administrative (SG&A) expenses for the three and nine months ended September 30, 2005 were approximately $148,000 and $308,000 compared to $73,000 and $221,000 for the three and nine months ended September 30, 2004. The increase in SG&A is primarily due to increased professional fees and increased commissions paid to Janson Associates as a result of increased revenue earned from the licensing of rights of the "Hollywood Collection" in secondary markets.

Liquidity and Capital Resources

At September 30, 2005, the Company had $4,000 of cash. Revenues were insufficient to cover costs of operations for the nine months ended September 30, 2005. The Company has a working capital deficiency and has an accumulated deficit of $8,054,000 through September 30, 2005. The Company does not believe it will have sufficient funds from licensing its rights of the Hollywood Collection in secondary markets available to continue to exist through the next year. Insufficient funds will require the Company to scale back its operations. The Company's condensed consolidated financial statements for the year ended December 31, 2004 states that the Company has suffered losses from operations, has a working capital deficiency and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the Company's inability to continue as a going concern.

Most public companies working in film and television production are much larger in size and generally have large libraries of film and/or television properties that provide an ongoing revenue stream. As a result of the agreement dated September 2, 2005 (see Note 5 to the Condensed Consolidated Financial Statements), the Company currently does not produce or plan to produce additional films or television productions, including one hour biographies. Therefore the Company will generate substantially all its revenues going forward from its existing library of approximately 25 films which will significantly limit its potential for increased revenue.


Forward- Looking Statements

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


ITEM 3. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule13-15 (b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                        AVENUE ENTERTAINMENT GROUP, INC.

                               September 30, 2005

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings

We may become involved in litigation arising out of operations in the normal course of business. As of September 30, 2005, we are not a party to any pending legal proceedings the adverse outcome of which could reasonably be expected to have a material adverse effect on our operating results or financial position.


Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

                  Under the terms of the agreement dated September 2, 2005, the Company, Avenue Pictures, Inc., a wholly owned subsidiary of the Company ("Avenue Pictures"), Cary Brokaw, and Cary Brokaw Productions, Inc. ("Brokaw Productions"), a corporation wholly owned by Cary Brokaw, entered into an Asset Purchase Agreement (the "Brokaw Agreement"), and completed the asset purchase and sale described in the Brokaw Agreement (the "Brokaw Purchase"). The terms of the Brokaw Agreement required Cary Brokaw transfer 711,250 shares of the Company's common stock to Avenue Pictures, and deliver to the Company for cancellation all options held by him to purchase shares of the Company's common stock. The Company also agreed to issue Cary Brokaw a new option to purchase 500,000 shares of the Company's common stock, at a purchase price of $0.50 per share of Company common stock. This stock option was issued as described below. Brokaw Productions did not pay any cash or cash equivalents as consideration for the Brokaw Purchase. The Company did not register this stock option with the Securities and Exchange Commission, and is issuing this stock option to Cary Brokaw under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as a sale of securities not involving a public offering. Cary Brokaw may require the Company to register the shares subject to his option pursuant to the Act. See Note 6 to the Consolidated Financial Statements.

Item 3.           Defaults Upon Senior Securities

                  None


Item 4.           Submissions of Matters to a Vote of Security Holders

                  In the first, second and third quarters ended September 30, 2005 there were no matters submitted to a vote of security holders.


Item 5.           Other Information

                  None.

Item 6.           Exhibits
                  (a)      Exhibits

                  2.1. Asset Purchase Agreement between Cary Brokaw Productions Inc., Cary Brokaw, Avenue Pictures, Inc., and Avenue Entertainment Group, Inc. dated as of September 2, 2005. Incorporated by reference to Exhibit
     2.1 of the Current Report on Form 8-K of Avenue Entertainment Group, filed on September 7, 2005.

                  10.1. Voting Agreement dated as of September 2, 2005, by and among Cary Brokaw, Avenue Entertainment Group, Inc., and Gene Feldman. Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Avenue Entertainment Group, filed on September 7, 2005.

                  10.2. Stock Option Agreement between Avenue Entertainment Group, Inc. and Cary Brokaw dated September 2, 2005. Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Avenue Entertainment Group, filed on September 7, 2005.

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

                                    AVENUE ENTERTAINMENT GROUP, INC.





DATE:  February 16, 2006            BY:      ________________________
                                             Gene Feldman, President
                                             and Chief Executive and Financial
                                             Officer