Form 10KSB
period 2006-12-31
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2008-02-22
CIK 1023298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Commission File No.:  001-12885

AVENUE ENTERTAINMENT GROUP, INC.
(Name of small business issuer in its charter)

Delaware	95-4622429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 White Plains Road
Tarrytown, New York	10591
(Address of principal executive offices)	(Zip Code)

 (914) 631-5265

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12 b-2 of the Exchange Act). Yes ☒ No ☐

The issuer’s revenues for its fiscal year ended December 31, 2006 were $1,976.

The aggregate market value of the voting stock held by non-affiliates of the issuer could not be computed because there was no bid or asked price reported on the OTC Bulletin Board as of February 21, 2008.

As of February 21, 2008, 10,917,250 shares of the issuer’s Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

Documents Incorporated by Reference: None

AVENUE ENTERTAINMENT GROUP, INC.

2006 FORM 10-KSB

PART I.

ITEM 1. Description of business

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as revenue and expense levels and other statements regarding matters that are not historical are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Introductory Paragraph

This annual report on Form 10-KSB is a cumulative filing for the fiscal years ended December 31, 2006 and 2005 and the interim periods within 2006. This is our first periodic filing since the third quarter of 2005, although we have made certain filings on Form 8-K. Included in this report are the audited financial statements that have not been included in annual reports on Form 10-KSB for the years ended since December 31, 2004, as well as summarized quarterly financial information for the 2006 interim periods.

Initial Business Development

Avenue Entertainment Group, Inc. (“we,” “our,” “us” and similar phrases refer to Avenue Entertainment Group, Inc.), is a Delaware corporation. We were originally called Wombat Productions when our company was founded in 1969 by Gene Feldman and his wife, Suzette St. John Feldman. Until our September 1996 business combination described below, our primary focus had been the production of one-hour profiles of Hollywood stars.

In September 1996, pursuant to a Share Exchange Agreement among Cary Brokaw, Avenue Pictures, Inc. and The CineMasters Group, Inc., CineMasters acquired all of the outstanding capital stock of Avenue Pictures from Mr. Brokaw, who was then the sole stockholder of Avenue Pictures, in exchange for 1,425,000 shares of CineMasters common stock.

Following that business combination, the board of directors and stockholders of CineMasters approved a transaction pursuant to which (i) all of the assets of the Wombat Productions division of CineMasters were transferred, subject to all related liabilities and obligations, to its newly-formed, wholly-owned Delaware subsidiary Wombat Productions, Inc., (ii) CineMasters was merged with and into our company (its newly-formed, wholly-owned Delaware subsidiary), with our company being the surviving corporation in the merger, and (iii) each stockholder of CineMasters received an equal number of shares of common stock of our company in exchange for each share of capital stock of CineMasters held by such stockholder immediately prior to the effective time of the transaction. As a result of the transaction, Avenue Pictures became a wholly-owned subsidiary of ours. At the time of the business combination and transaction, we changed our name to Avenue Entertainment Group, Inc.

From September 1996 to September 2005, we were an independent entertainment company that produced feature films, television films, series for televisions, made-for-television/cable movies and one-hour-profiles of Hollywood stars both domestically and internationally.

Discontinuance of Active Business Operations

Our company cut back daily operations in late 2005 and essentially ceased daily operations in May 2006. In September 2005, we sold certain assets to Cary Brokaw Productions, and subsequently ceased the business of producing feature films, television films and made-for-television/cable movies. This sale was approved by our board of directors and stockholders owning more than 50% of our outstanding stock at the time of the sale. Cary Brokaw also resigned as a director and as our Chief Executive Officer, President and Chief Financial Officer. Gene Feldman assumed certain duties previously held by Mr. Brokaw, including becoming our Chairman of the Board. In May 2006, Gene Feldman was diagnosed with lymphoma and resigned from his position with us. On August 25, 2006, Gene Feldman passed away.

Current Operations

On September 1, 2006, Gene Feldman’s nephew, Michael D. Feldman, stepped in to become our Chief Executive Officer and Chairman of the Board, and Jerome I. Feldman, Gene Feldman’s brother and Michael D. Feldman’s father, became our Chief Financial Officer, Treasurer and Vice Chairman of the Board. Since Gene Feldman’s resignation, we have been substantially inactive. All monies disbursed by us from 2006 to date were used to pay the previously-incurred accounting fees and for the payment of directors and officers’ insurance premiums. During that period, we have had no employees and our board of directors has not met.

Effective May 2006, we sold our remaining assets to the estate of Gene Feldman, pursuant to an agreement between Gene Feldman and us in early 2006; however, the actual closing of the transaction did not occur until January 2007. This sale was approved by our board of directors and stockholders owning more than 50% of our outstanding stock at the time of the sale.

Recently, Steven M. Payne and George McKeegan joined our board of directors to assist in management until a new management team can be put into place. Our present focus is to acquire a target company or business seeking the perceived advantages of being a publicly-held corporation.

ITEM 1A. Risk factors

An investment in our company is highly speculative in nature and involves an extremely high degree of risk. You should carefully consider the following material risks, together with the other information contained in this report, before you decide to buy our common stock. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Our business is difficult to evaluate because we have no recent operating history.

As we have no recent operating history or current revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

We are a development stage company, and our future success is highly dependent on the ability of our management to locate and attract a suitable acquisition.

We are considered to be in the development stage. The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While our management intends to seek a business combination with an entity having an established operating history, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

We have no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Our management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Our management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, our management anticipates devoting very limited time to our company’s affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by our management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with U.S. Securities and Exchange Commission (“SEC”) reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act of 1934, as amended (the “Exchange Act”), require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, our management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders, and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, capital investment, resource self-sufficiency, balance of payments positions and in other respects.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business and we thereafter file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”), in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter”). The Wulff Letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. The SEC has proposed codifying certain aspects of the Wulff Letter and adjusting some of its provisions. The proposed adjustments include allowing stockholders of a company that was formerly a shell company to be able to utilize the exemption from registration under Rule 144 under certain circumstances following such time as the company is no longer a shell company and certain disclosures have been completed. There is no assurance that this proposal will ultimately be adopted by the SEC in its current form or any other form.

Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of common stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, we cannot assure you that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

In addition, the SEC has recently disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a registration statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or “primary” public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one-third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of common stock, it is unclear as to how many, if any, shares of common stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in our common stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow us to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into our company to further our business strategy.

We may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot assure you that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have limited revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have limited revenue from operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

We intend to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our certificate of incorporation authorizes the issuance of a maximum of 15,000,000 shares of common stock, a maximum of 1,000,000 shares of class B common stock and a maximum of 2,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then-existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then-existing stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

We have conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have not conducted market research concerning prospective business opportunities, nor have others made the results of such market research available to us. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. We cannot assure you that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately-held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our company since there is no incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ, the American Stock Exchange or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ, the American Stock Exchange or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests and impairing their voting rights.

Our certificate of incorporation authorizes the issuance of up to 2,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Although we have no present intention to issue any shares of our authorized preferred stock, we cannot assure you that we will not do so in the future.

You will have limited ability to influence corporate matters and any actions you may not agree with may be implemented by our management without your consent.

Our executive officers and directors currently own approximately 66.7% of all the issued and outstanding common stock of our company. Consequently, our management has the ability to influence control of the operations of our company and will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

•	Election of our board of directors,

•	Removal of directors,

•	Amendment to our certificate of incorporation or bylaws, and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders thus have substantial influence over our management and affairs and other stockholders of ours possess no practical ability to remove our management or effect the operations of the business of our company. Accordingly, this concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquiror from making a tender offer for the common stock.

ITEM 2. Description of property

We maintain an executive office in Tarrytown, New York, through a month-to-month arrangement with Michael D. Feldman and Jerome I. Feldman.

ITEM 3. Legal proceedings

We are not the subject of any material pending legal proceedings and, to the knowledge of our management, no material proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of our management, no director or executive officer is party to any action which any has an interest adverse to us.

ITEM 4. Submission of matters to a vote of security holders

No matters were submitted to a vote of our stockholders through the solicitation of proxies, during our year ended December 31, 2006, and none have been submitted since. On February 2007, our stockholders, acting upon written consent of the holders of a majority of our issued and outstanding shares of common stock, sold our remaining assets to the estate of Gene Feldman. Proxies were not solicited for this approval.

PART II.

ITEM 5. Market for common equity, related stockholder matters and small business issuer purchases of equity securities

Market Information

Our common stock was quoted on the OTCBB from April 25, 2001 to April 22, 2007, and then on the Pink Sheets, under the symbol “PIXG.” The following table sets forth the high and low closing prices for our common stock on the OTCBB for the years ended December 31, 2006 and December 31, 2005.

	Year ended December 31,
Quarter	2006		2005
	High	Low	High	Low
First	.09	.005	.17	.11
Second	.03	.005	.12	.09
Third	.10	.01	.11	.09
Fourth	.13	.06	.09	.03

For the period from January 1, 2007 to December 31, 2007, the high and low closing prices for our common stock were $.24 and $.03, respectively.

Holders

The number of record holders of our common stock as of December 31, 2006 was 155. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends

We have not to date and do not expect to pay a dividend on our common stock in the foreseeable future.  The payment of dividends on our common stock is within the discretion of our board of directors, subject to our certificate of incorporation. We intend to retain any earnings for use in our operations and any expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities other than as reported in prior reports on Forms 10-KSB, 10-QSB or 8-K.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock in the fourth quarter of the year ended December 31, 2006, or at any time before or after that quarter.

ITEM 6. Management’s discussion and analysis or plan of operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this report. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Our company cut back daily operations in late 2005 and essentially ceased daily operations in May 2006. In September 2005, we sold certain assets to Cary Brokaw Productions, and subsequently ceased the business of producing feature films, television films and made-for-television/cable movies. Cary Brokaw also resigned as a director of ours and as our Chief Executive Officer, President and Chief Financial Officer. Gene Feldman assumed certain duties previously held by Mr. Brokaw, including becoming our Chairman of the Board.

In May 2006, Gene Feldman was diagnosed with lymphoma and resigned from his position with us. On August 25, 2006, Gene Feldman passed away. On September 1, 2006, Mr. Feldman’s nephew, Michael D. Feldman, stepped in to become our Chief Executive Officer and Chairman of the Board, and Jerome I. Feldman, Gene Feldman’s brother and Michael D. Feldman’s father, became our Chief Financial Officer, Treasurer and Vice Chairman of the Board. Since Gene Feldman’s resignation, we have been substantially inactive. All monies disbursed by us from 2006 to date were used to pay the previously-incurred accounting fees and for the payment of directors and officers’ insurance premiums. During that period, we have had no employees and our board of directors has not met.

Effective May 2006, we sold our remaining assets to the estate of Gene Feldman, pursuant to an agreement between Gene Feldman and us in early 2006; however, the actual closing of the transaction did not occur until January 2007. We have no current operations and do not expect to have revenue from operations in the near future. Our present focus is to acquire a target company or business seeking the perceived advantages of being a publicly-held corporation.

Results of Operations

Year ended December 31, 2006 Compared to Year Ended December 31, 2005

Operations for the years ended December 31, 2006 and 2005 are not comparable because we sold most of our assets in the years ended December 31, 2006 and 2005, resulting in discontinued operations.

Liquidity and Capital Resources

As of December 31, 2006, we had working capital of $6,608 compared to negative working capital of ($978,587) at December 31, 2005.

We do not have sufficient funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders.

Off-balance Sheet Arrangements

As of the date of this report, we have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2006 and 2005. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Application of Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. These estimates and assumptions are based on our management’s judgment and available information and, consequently, actual results could be different from these estimates. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are as follows:

Consolidated Financial Statements

Our consolidated financial statements include the accounts our company and our wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Impairment of Long-Lived Assets

We had reviewed our long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable, but not less than annually. If events and circumstances indicate that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value had been determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.

Fair Value of Financial Instruments

Our carrying values of cash and due to related party approximate their fair values because of the short-term maturity of these instruments.

Revenue Recognition

Prior to the sale of our film production assets, revenue from film production was recognized in accordance with the film forecast method. Cost of film production were capitalized and amortized in proportion to film revenues.

Prior to the sale of our licensing assets, revenues from film licensing arrangements were recognized as earned.

Participation rights related to both sales of assets are recognized as earned and reported by the purchasers of both assets.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates had included those had related to valuation of accounts receivable, film costs and accrued expenses. As of December 31, 2006, there are no significant estimates.

Income (Loss) per Common Share

Basic net income (loss) per share was computed by dividing the net income (loss) for the period by the basic weighted average number of shares outstanding during the period. Diluted net income (loss) per share was computed by dividing the net income (loss) for the period by the weighted average number and any potentially diluted shares outstanding during the period.

Potentially diluted shares consisted of outstanding options to purchase to 165,000 shares of common stock which have been included in diluted weighted average number of shares outstanding. For the years ended December 31, 2006 and 2005, diluted income (loss) per share was antidilutive as we had losses from continuing operations.

Share-Based Compensation

We recognize compensation expense for all share-based payment awards made to employees, directors and others based on the estimated fair values on the date of the grant. Options are valued using the Black-Scholes Option-Pricing Model using the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the warrants and the expected volatility of our common stock.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Compensation-Revised,” without a material effect.

Deferred Income Taxes

Deferred income taxes are provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not, that the deferred tax asses will not be realized.

Recently-issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (SFAS No. 109”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN No. 48 on January 1, 2007, without a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to SFAS No. 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not determined the effect, if any, that may result from the adoption of SFAS No. 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” We have not determined the effect, if any, that may result from the adoption of SFAS No. 159 on our financial statements.

ITEM 7. Financial statements

Our audited financial statements for the years ended December 31, 2006 and 2005 are included as a separate section of this report beginning on page F-1.

ITEM 8. Changes in and disagreements with accountants on accounting and financial disclosure

On September 18, 2007, Eisner, LLP, our former auditors and accountants, resigned, effective immediately. Eisner has not prepared a report on our financial statements for the fiscal years ended December 31, 2006 and 2005. Eisner’s involvement has been limited to reviewing the interim financial statements for the quarterly period ended September 30, 2007. The decision to change accountants was approved by our board of directors.

During the period of their engagement, commencing on October 11, 2005, and through the date of resignation, there were no disagreements, resolved or not, with Eisner on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Eisner, would have caused Eisner to make reference to the subject matter of the disagreement in connection with their report on the financial statements for such years.

During the fiscal years ended December 31, 2006 and 2005, and in the subsequent interim periods through the date of resignation, there were no reportable events as described in Item 304(a)(1)(iv)(B) of Regulation S-B.

On September 14, 2007, we engaged Raich Ende Malter & Co. LLP as our independent registered public accounting firm for our company’s fiscal years ended December 31, 2006 and 2005. The decision to engage Raich Ende as our independent registered public accounting firm was approved by our board of directors.

During the years ended December 31, 2006 and 2005, and the subsequent interim periods through the date hereof, we have not, nor has any person on our behalf, consulted with Raich Ende regarding either the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, nor has Raich Ende provided to us a written report or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement or reportable event set forth in Item 304(a)(1)(iv) of Regulation S-B with our former independent accountant.

ITEM 8A. Controls and procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2006, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We have identified certain matters that constitute material weakness (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting. The material weaknesses that we have identified relate to the fact that that our overall financial reporting structure, internal accounting information systems and current staffing levels are not sufficient to support our financial reporting requirements. We are working to remedy our deficiency.

ITEM 8B. Other information

None.

PART III.

ITEM 9. Directors, executive officers, promoters, control persons and corporate governance; compliance with Section 16(a) of the Exchange Act

The following table shows the positions held by our board of directors and executive officers as well as certain key employees, and their ages, as of February 21, 2008:

Name	Age	Position
Michael D. Feldman	40	Chairman of the Board and Chief Executive Officer

Steven M. Payne	54	President and Director

Jerome I. Feldman	79	Vice Chairman of the Board, Chief Financial Officer and Treasurer

George McKeegan	60	Vice President, Secretary and Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Michael D. Feldman has been our Chairman of the Board and Chief Executive Officer since September 2006 and served as our Executive Vice President and a director since our company’s formation in March 1997. Prior to that, Mr. Feldman served as Executive Vice President and a director of The CineMasters Group, Inc. from September 1996 to February 1997. From 1991 to 1996, he served as an officer of General Physics Corporation and has been a Director of International Business Development at GP Strategies Corporation since 1995. He has a BA degree from Cornell University. Mr. Feldman is a Class II Director.

Steven M. Payne has been our President and a member of our board of directors since May 2006. Since 1976, Mr. Payne served as President and CEO of Quatro Foods Inc., a food service enterprise. He is a director and past Board President of Carbondale Main Street, Inc., a local downtown redevelopment corporation, and a director of the Southern Illinois Entrepreneurship and Business Development Center at Southern Illinois University in Carbondale, Illinois. Mr. Payne is also President of 13 West LLC, a developer and operator of Mini Storage facilities. He attended Southern Illinois University. Mr. Payne is a Class I Director.

Jerome I. Feldman has been our Vice Chairman of the Board, Chief Financial Officer and Treasurer since September 2006. Mr. Feldman founded GP Strategies Corporation in 1959 and served as Chief Executive Officer from 1959 until April 2005, Chairman of the Board from 1999 until April 2005 and President from 1959 until 2001.  He has been Chairman of the Board of Five Star from 1994 until June 2007, a director of GSE since 1994, Chairman of the Board of GSE since 1997 and Chairman of the Board and Chief Executive Officer of NPDC from 2004 until June 2007. He was a director of Valera from January 2005 until April 2007.  Mr. Feldman is also Chairman of the New England Colleges Fund and a Trustee of Northern Westchester Hospital Foundation. He has a BA degree from Indiana University and an LLB degree from New York University. Mr. Feldman is a Class III Director.

George McKeegan has been our Vice President , Secretary and a member of our board of directors since May 2006. Since 1986, Mr. McKeegan has led McKeegan & Shearer, P.C., a law firm engaged in the general practice of civil law, and specializing in litigation and corporate counseling. Prior to that, he served as Vice President at Citibank, N.A. and as an Assistant District Attorney with the New York County District Attorney’s Office. He received a BA degree from Fordham College and a JD degree from the University of Michigan, Ann Arbor. Mr. McKeegan is a Class III Director.

Our directors are divided into three classes. At each annual meeting of stockholders, directors are elected to succeed those directors whose terms expire and are elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election. Under our bylaws, the number of directors constituting the entire board of directors shall be fixed, from time to time, by the directors then in office, who may decrease or increase the number of directors by majority action without soliciting stockholder approval. We do not currently pay compensation to directors for service in that capacity.

Committees of the Board

We have not established an audit committee, compensation committee or nominations and governance committee, and we are not required to do so since our shares are not listed on a national securities exchange.

Indebtedness of Directors and Executive Officers

None of our directors or executive officers or their respective associates or affiliates is indebted to us.

Family Relationships

There are no family relationships among our directors and executive officers, except that Michael D. Feldman is the son of Jerome I. Feldman.

Legal Proceedings

As of the date of this report, there is no material proceeding to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

Code of Ethics

In December 2007, we adopted a Code of Ethics and Business Conduct that applies to all of our executive officers, directors and employees. The Code of Ethics and Business Conduct codifies the business and ethical principles that govern all aspects of our business. Our Code of Ethics and Business Conduct is available without charge to any stockholder who makes a written request for a copy.

Section 16(a) Beneficial Ownership Reporting Compliance

Rules adopted by the SEC under Section 16(a) of the Exchange Act, require our officers and directors, and persons who own more than 10% of the issued and outstanding shares of our equity securities, to file reports of their ownership, and changes in ownership, of such securities with the SEC on Forms 3, 4 or 5, as appropriate. Such persons are required by the regulations of the SEC to furnish us with copies of all forms they file pursuant to Section 16(a).

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during the year ended December 31, 2006, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2006.

ITEM 10. Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer, Chief Financial Officer and two other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2006:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (4)	Nonqualified Deferred Compenation Earnings ($)	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D. Feldman	2006	—	—	—	—	—	—	—	—
Chief Executive Officer, Chairman of the Board	2005	—	—	—	—	—	—	—	—
Steven M. Payne	2006	—	—	—	—	—	—	—	—
President	2005	—	—	—	—	—	—	—	—
Jerome I. Feldman	2006	—	—	—	—	—	—	—	—
Chief Financial Officer, Treasurer, Vice Chairman of the Board	2005	—	—	—	—	—	—	—	—
Gene Feldman	2006	—	—	—	—	—	50,000	—	50,000
former Chief Executive Officer, President, Chief Financial Officer, Chairman of the Board (1)	2005	—	—	—	—	—	—	—	—
Cary Brokaw	2006	—	—	—	—	—	—	—	—
former Chief Executive Officer, President, Chief Financial Officer (2)	2005	—	—	—	—	—	—	—	—

(1)	Gene Feldman served as our Chief Executive Officer, President and Chief Financial Officer until May 2006 and as our Chairman of the Board until he passed away in August 2006.

(2)	Mr. Brokaw served as our Chief Executive Officer, President and Chief Financial Officer until he resigned from our company in September 2005.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards outstanding at December 31, 2006 for each of the executive officers named in the Summary Compensation Table above:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D. Feldman	—	—	—	—	—	—	—	—	—
Chief Executive Officer, Chairman of the Board
Steven M. Payne	—	—	—	—	—	—	—	—	—
President
Jerome I. Feldman	—	—	—	—	—	—	—	—	—
Chief Financial Officer, Treasurer, Vice Chairman of the Board
Gene Feldman	—	—	—	—	—	—	—	—	—
former Chief Executive Officer, President, Chief Financial Officer, Chairman of the Board (1)
Cary Brokaw	—	—	—	—	—	—	—	—	—
former Chief Executive Officer, President, Chief Financial Officer (2)

(1)	Gene Feldman served as our Chief Executive Officer, President and Chief Financial Officer until May 2006 and as our Chairman of the Board until he passed away in August 2006.

(2)	Mr. Brokaw served as our Chief Executive Officer, President and Chief Financial Officer until he resigned from our company in September 2005.

Employment Agreements

As of December 31, 2006 and through the date of this report, we have no employment agreements in place with any person.

Director Compensation

Directors currently receive no compensation for serving on our board of directors other than reimbursement of all reasonable expenses for attendance at board meetings.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

(a)	(b)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D. Feldman	—	—	—	—	—	—	—
Steven M. Payne	—	—	—	—	—	—	—
Jerome I. Feldman	—	—	—	—	—	—	—
George McKeegan	—	—	—	—	—	—	—

ITEM 11. Security ownership of certain beneficial owners and management

The table below sets forth the beneficial ownership of our common stock, as of February 21, 2008, by:

•	all of our directors and executive officers, individually,

•	all of our directors and executive officers, as a group, and

•	all persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 10,917,250 shares of our common stock outstanding as of February 21, 2008, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of February 21, 2008 pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Avenue Entertainment Group, Inc., 120 White Plains Road, Tarrytown, New York 10591.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Position	Shares of stock beneficially owned	Percent of common stock beneficially owned
Directors and Executive Officers:
Michael D. Feldman	Chairman of the Board, Chief Executive Officer	3,765,000	34.5%
Steven M. Payne	President, Director	2,483,142	22.7%
Jerome I. Feldman	Vice Chairman of the Board, Chief Financial Officer, Treasurer	1,035,802	9.5%
George McKeegan	Vice President, Secretary, Director	--	*
All directors and executive officers as a group (4 persons)		7,283,944	66.7%

* Denotes less than 1%.

Change in Control

There are no arrangements currently in effect which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Equity Compensation Plan Information

Under our Avenue Entertainment Group, Inc. Stock Option and Long Term Incentive Compensation Plan (the “Plan”), as amended, there are 2,750,000 shares reserved for issuance under the Plan to key employees, directors and consultants. Grants may be stock options, SAR’s, restricted stock or stock bonuses. Only employees may receive incentive awards. Exercise prices of incentive stock option grants shall not be less than the fair market value of our common stock on the date of the grant. Stock options may be exercised subject to continued employment and certain other conditions. We can determine all other terms of an award under the Plan, including vesting and term, provided, however, that the terms of a stock option grant under the Plan may not be for more than ten years from the date of grant. Based on our common stock outstanding as of February 21, 2008, 2,750,000 stock options are available for issuance under the Plan and, as of that date, there are no outstanding grants under the Plan.

The following table provides information as of December 31, 2006 with respect to the shares of common stock that may have been issued under our existing equity compensation plan.

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	460,000	$1.17	2,290,000
Equity compensation plans not approved by security holders	—	—	—
Total	460,000	$1.17	2,290,000

All stock options outstanding under the Plan expired in 2007.

ITEM 12. Certain relationships and related transactions, and director independence

Related Party Transactions

As of December 31, 2006 and 2005, an affiliated company/major stockholder forgave $163,558 and $47,425, respectively, which amounts were credited to additional paid-in-capital as capital contributions.

Our subsidiary, Wombat Productions, Inc., had granted sole and exclusive rights to license all of its programs to a company whose president is related to the then Chairman of our company. The agreement was assumed by the purchaser of the assets of Wombat Productions. During the years ended December 31, 2006 and 2005, Wombat Productions had revenues of $18,000 and $110,000, respectively, and paid commissions of $6,000 and $38,000, respectively, to the distributor.

During the year ended December 31, 2006, the purchaser of Wombat Productions paid expenses on our behalf of $32,169.

Director Independence

None of our directors is an “independent” director, as such term is defined in Rule 10A-3(b)(1) under the Exchange Act. See Item 9 - Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act for more information on the independence of our directors.

ITEM 13. Exhibits

(a) Exhibits

Exhibit No.	Description
14.1	Code of Business Conduct and Ethics.

21.1	Subsidiaries of Avenue Entertainment Group, Inc.

31.1	Certification of Chief Executive Officer required by Rule 13(a)-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13(a)-14(a).

32.1	Certifications pursuant to Sec. 906.

ITEM 14. Principal accountant fees and services

Raich Ende Malter & Co. LLP served as our independent auditors for the years ended December 31, 2006 and 2005.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and review of the financial statements included in Form 10-QSB. No audit fees were billed by Raich Ende related to the audit of our financial statements in 2006 and 2005.

Audit-related Fees

Audit related fees are fees billed for professional services other than the audit of our financial statements. No audit related fees were billed by Raich Ende in 2006 or 2005.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. No tax fees were billed by Raich Ende in 2006 or 2005.

All Other Fees

No other fees were billed by our independent auditors in 2006 and 2005.

Audit Committee

We have not established an audit committee. Our board of directors approved the services rendered and fees charged by our independent auditors. Our board of directors has reviewed and discussed our audited financial statements for the year ended December 31, 2006 with our management. In addition, our board of directors has discussed with Raich Ende, our independent registered public accountants, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee). Our board of directors also has received the written disclosures and the letter from as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and our board of directors has discussed the independence of Raiche Ende with that firm.

Based on our board of directors’ review of the matters noted above and its discussions with our independent auditors and our management, our board of directors approved that the audited financial statements be included in our annual report on Form 10-KSB for the year ended December 31, 2006.

Policy for Pre-Approval of Audit and Non-Audit Services

Our board of directors’ policy is to pre-approve all audit services and all non-audit services that our independent auditor is permitted to perform for us under applicable federal securities regulations. As permitted by the applicable regulations, our board of directors’ policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent auditor and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that are reviewed annually by our board of directors. Specific pre-approval is mandatory for the annual financial statement audit engagement, among others.

The pre-approval policy was implemented effective as of 2001. All engagements of the independent auditor to perform any audit services and non-audit services since that date have been pre-approved by our board of directors in accordance with the pre-approval policy. The policy has not been waived in any instance.

All engagements of the independent auditor to perform any audit services and non-audit services prior to the date the pre-approval policy was implemented were approved by our board of directors in accordance its normal functions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 21, 2008

AVENUE ENTERTAINMENT GROUP, INC.

By:	/s/ Michael D. Feldman
Michael D. Feldman
Chairman, Chief Executive Officer
(principal executive officer)

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Vice Chairman, Chief Financial Officer, Treasurer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Feldman	Chief Executive Officer,	February 21, 2008
Michael D. Feldman	Chairman of the Board (principal executive officer)

/s/ Steven M. Payne	President, Director	February 21, 2008
Steven M. Payne

/s/ Jerome I. Feldman	Chief Financial Officer,	February 21, 2008
Jerome I. Feldman	Treasurer, Vice Chairman of the Board
(principal financial and accounting officer)

/s/ George McKeegan	Vice President, Secretary, Director	February 21, 2008
George McKeegan

AVENUE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Avenue Entertainment Group, Inc.

We have audited the accompanying consolidated balance sheet of Avenue Entertainment Group, Inc. (“Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005, and the consolidated results of its operations and its consolidated cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

/s/ Raich Ende Malter & Co. LLP

Raich Ende Malter & Co. LLP

New York, New York
January 23, 2008

Avenue Entertainment Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2006	2005

ASSETS
ASSETS:
CURRENT ASSETS
Cash	$1,448	$-
Stock subscription receivable	34,986	-
Assets to be disposed of	-	13,759

TOTAL ASSETS	$36,434	$13,759

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$11,947
Due to related party	29,826	163,558
Deferred revenue	-	131,977
Liabilities to be disposed of	-	684,864

Total Liabilities	29,826	992,346

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value, 15,000,000 shares authorized; 10,371,030 and 5,371,030 shares issued and outstanding, respectively	103,210	53,210
Additional paid-in capital	7,233,323	7,021,765
Accumulated deficit	(7,260,542)	(7,985,862)
Treasury stock, at cost; 798,918 and 714,750 shares of common stock, respectively	(69,383)	(67,700)

TOTAL STOCKHOLDERS’ DEFICIT	6,608	(978,587)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$36,434	$13,759

See notes to consolidated financial statements.

Avenue Entertainment Group, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended
	December 31,
	2006	2005

Revenues	$1,976		$-

General and administrative expenses	(93,400)		(12,092)

Loss from continuing operations	(91,424)		(12,092)

Discontinued operations
Income (Loss) from discontinued operations	94,410		(33,993)
Gain on sale of assets	722,334		1,123,137

	816,744		1,089,144

Net income	$725,320		$1,077,052

Basic and diluted income (loss) per share
Continuing operations	$(0.01)	$	*
Discontinued operations	0.10		0.21

Net income	$0.09		$0.21

Weighted average common shares outstanding
Basic and diluted	7,878,781		5,133,746

* Less than $ .01, per share

See notes to consolidated financial statements.

Avenue Entertainment Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional		Stock	Treasury Stock
	Number of		Paid-in	Accumulated	Subscription	Number of
	Shares	Amount	Capital	Deficit	Receivable	Shares	Amount	Total

Balance at December 31, 2004	5,371,030	$53,710	$7,172,840	$(9,062,914)	$(150,000)	3,500	$(3,687)	$(1,990,051)
Common stock returned pursuant to asset purchase agreement						711,250	(64,013)	(64,013)

Options cancelled pursuant to asset purchase agreement			(98,000)					(98,000)

Options granted pursuant to asset purchase agreement			35,000					35,000

Options granted to consultants			14,000					14,000

Shareholder forgiveness of debt			47,425					47,425

Write-off of stock subscription receivable	(50,000)	(500)	(149,500)		150,000			-

Net income				1,077,052				1,077,052

Balance at December 31, 2005	5,321,030	53,210	7,021,765	(7,985,862)	-	714,750	(67,700)	(978,587)

Common stock returned pursuant to asset purchase agreement						84,168	(1,683)	(1,683)

Issuance of common stock	5,000,000	50,000	50,000					100,000

Options cancelled pursuant to asset purchase agreement			(3,500)					(3,500)

Options granted pursuant to asset purchase agreement			1,500					1,500

Shareholder forgiveness of debt			163,558					163,558

Net income				725,320				725,320

Balance at December 31, 2006	10,321,030	$103,210	$7,233,323	$(7,260,542)	$-	798,918	$(69,383)	$6,608

See notes to consolidated financial statements.

Avenue Entertainment Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005
Cash Flows From Continuing Operations
Net income	$725,320	$1,077,052
Gain on sale of assets	(722,334)	(1,123,137)
Income from discontinued operations	(94,410)	33,993

(Loss) income from continuing operations	(91,424)	(12,092)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	-	14,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	(6,000)
Net cash used in operating activities	(91,424)	(4,092)

Cash Flows From Financing Activities
Common stock sold (net stock subscription receivable of $34,986)	65,014	-
Increase (decrease) in due to related party	29,826	-
Net cash provided by financing activities	94,840	-

Decrease in cash from continuing operations	3,416	(4,092)

Cash Flows From Discontinued Operations
Net cash used in discontinued operating activities	(1,689)	(117,032)
Net cash used in discontinued investing activities	(279)	(46)
Net cash provided by discontinued financing activities	-	121,170

Increase in cash from discontinued operations	(1,968)	4,092

Cash - Beginning of year	-	-

Cash - End of year	$1,448	$-

Supplemental cash flow information:
Cash paid during the year for:
Interest		$6,631

See notes to consolidated financial statements.

Avenue Entertainment Group, Inc. and Subsidiaries

Notes To Consolidated Financial Statements

1. Organization and Operations

Avenue Entertainment Enterprises, Inc. (the “Company”) was incorporated in Delaware on March 7, 1997 and had operated through its wholly-owned subsidiaries, Avenue Pictures, Inc. and its subsidiaries (“Avenue Pictures”) and Wombat Productions, Inc. (“Wombat”).

Avenue Pictures operated as an independent entertainment company that produced feature films, television films and series for television and made-for-television/cable movies through September 2, 2005, when it ceased operations upon the sale of its assets. Wombat operated as a licensor of its library of one-hour-profiles films of over 25 Hollywood stars, (the Hollywood Collection), both domestically and internationally, through May 2, 2006, when it ceased operations upon the sale of its assets.

From May 2, 2006, the Company has been inactive.

2. Summary of Significant Accounting Policies

Consolidated Financial Statements

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Impairment of Long-Lived Assets

The Company had reviewed its long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable, but not less than annually. If events and circumstances indicated that the carrying amount of an asset may not be recoverable and the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value had been determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices or appraised values, depending on the nature of the assets.

Fair Value of Financial Instruments

The Company’s carrying values of cash and due to related party approximate their fair values because of the short-term maturity of these instruments.

Revenue Recognition

Prior to the sale of the Company’s film production assets, revenue from film production was recognized in accordance with the film forecast method. Costs of film production were capitalized and amortized in proportion to film revenues.

Prior to the sale of the Company’s licensing assets, revenues from film licensing arrangements were recognized as earned.

Participation rights related to both sales of assets are recognized as earned and reported by the purchasers of both assets.

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

Significant estimates had included those had related to valuation of accounts receivable, film costs and accrued expenses.

Income (Loss) per Common Share

Basic net income (loss) per share was computed by dividing the net income (loss) for the period by the basic weighted average number of shares outstanding during the period. Diluted net income (loss) per share was computed by dividing the net income (loss) for the period by the weighted average number and any potentially diluted shares outstanding during the period.

Potentially diluted shares consisted of outstanding options to purchase to 165,000 shares of common stock which have been included in diluted weighted average number of shares outstanding. For the years ended December 31, 2006 and 2005, diluted income (loss) per share was antidilutive as the Company has losses from continuing operations.

Share-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees, directors and others based on the estimated fair values on the date of the grant. Common stock equivalents are valued using the Black-Scholes Option-Pricing Model using the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the common stock equivalent and the expected volatility of our common stock.

On January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Compensation-Revised”, without a material effect.

Deferred Income Taxes

Deferred income taxes are provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not, that the deferred tax asses will not be realized.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on January 1, 2007, without a material effect on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”. The Company has not determined the effect, if any, that may result from the adoption of SFAS No. 159 on its financial statements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3. Sales of Assets

Avenue Pictures

On September 2, 2005, Avenue Pictures sold substantially all of its assets to a Company owned by a former officer of the Company in exchange for: (1) the assignment of certain of its liabilities, (2) the return of 711,250 shares of common stock of the Company, with a fair value $64,013 and (3) for the cancellation of options to purchase 1,400,000 shares of common stock of the Company, with a fair value of $98,000. The Company also issued a fully vested, non-qualified option to purchase 500,000 shares of common stock the Company, exercisable at $0.50, per share, through September 2, 2010, with a fair value of $35,000. Both options were valued using the Black-Scholes Option Pricing Model.

The Company was also granted the right to receive participation rights on certain revenues from certain film properties sold. For the next five years from the date of the sale of assets, Avenue Pictures is obligated to pay or transfer to the Company 20% of any proceeds receive by the Avenue Pictures upon the sale of its assets or from an initial public offering.

The Company has recorded a gain on the sale of the assets as follows:

Liabilities assumed	$1,156,768
Common stock cancelled	64,013
Options cancelled	98,000
Total proceeds	1,318,781
Assets sold	136,510
Options issued	35,000
Expenses of sale of assets	24,134
Total cost of sales	195,644
Gain on sale	$1,123,137

Wombat

On May 2, 2006, Wombat sold substantially all the assets, including rights under certain distribution agreements, to a company owned by a former officer of the Company in exchange for: (1) the assignment of certain of its liabilities, (2) the return of 84,168 shares of common stock of the Company, with a fair value $1,683 and (3) for the cancellation of options to purchase 175,000 shares of common stock of the Company, with a fair value of $3,500. The Company also issued a fully vested, non-qualified option to purchase 56,500 shares of common stock of the Company, exercisable at $0.50, per share, through February 13, 2012, with fair value of $1,500.

The Company had been committed to its former president and chairman for salaries, bonuses and benefits under employment agreements. Certain of these amounts had been deferred by these officers. As a result of the sales of assets, these agreements were cancelled and all deferred compensation amounts were assumed by the purchasers of the assets.

The Company was also granted the right to receive participation rights on certain revenues from certain film properties sold.

The Company has recorded a gain on the sale of the assets as follows:

Liabilities assumed	$743,124
Common stock cancelled	1,683
Options cancelled	3,500
Total proceeds	748,307
Assets sold	18,215
Options issued	1,500
Expenses of sale of assets	6,258
Total cost of sales	25,973
Gain on sale	$722,334

The fair values of the options granted and cancelled were estimated on the date of grant or cancellation using the Black-Scholes Option Pricing Model based on the following assumptions:

	Avenue Pictures	Wombat
Risk free interest rate	3.79%	4.49%
Expected volatility	187%	187%
Expected life	5 years	5 ¾ years
Contractual life	5 years	5 ¾ years
Expected dividend yield	0%	0%

For the years ended December 31, 2006 and 2005, discontinued operations included the following:

	2006	2005
Revenues	$166,022	$309,906
Income (loss) from discontinued operations	$94,410	($33,993)

4. Loan Payable

Through September 1, 2005, the Company borrowed $185,000 from a bank, payable June 30, 2006, with interest at 1% above prime, per annum, per annum. The note was assumed upon the purchaser upon the assets of Avenue Pictures.

5.  Common Stock

On May 3, 2006, the Company sold 5,000,000 shares of the Company’s common stock under subscription agreements, at $.02, per share, to two officers of the Company for an aggregate of $100,000. These subscriptions were collected $65,014 in 2006 and $34,986 in 2007.

During the year ended December 31, 2005, the Company wrote-off uncollectible stock subscriptions of $150,000 and has cancelled 50,000 shares of common stock.

In September 2005, the Company granted non-qualified options to purchase an aggregate of 200,000 shares of the common stock of the Company in exchange for financial consulting services and were valued at an aggregate of $14,000, their fair value. These options are exercisable at $.50, per share, through September 2010.

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes Option Pricing Model based on the following assumptions:

Risk free interest rate	3.79%
Expected volatility	187%
Expected life	5 years
Contractual life	5 years
Expected dividend yield	0%

As of December 31, 2006, the Company has reserved the following shares of common stock for future issue:

Stock Option Plan	2,750,000
Non-qualified options	756,500
3,506,500

6. Stock Option Plan

The Avenue Entertainment Group, Inc. Stock Option and Long Term Incentive Compensation Plan (“Plan”), as amended, provides for the grants up to 2,750,000 shares of shares of common stock to key employees, directors and consultants. Grants may be options, SAR’s, restricted stock or stock bonuses. Only employees may receive incentive awards. Exercise prices of incentive grants shall not be less than the fair market value of the stock on the date of the grant. Options may be exercised subject to continued employment and certain other conditions. The Company may determine all other terms of an award, including vesting, term, etc. but not more than ten years from the date of grant. Awards that expired or were cancelled are available for future awards.

The following table summarizes the stock option activity under the Plan for the years ended December 31, 2006 and 2005:

	Options	Weighted- Average Exercise Price
Outstanding - January 1, 2005	2,235,000	$.77
Cancelled/expired	(1,400,000)	$.51
Outstanding - December 31, 2005	835,000	$1.22
Cancelled/Expired	(375,000)	$1.27
Outstanding - December 31, 2006	460,000	$1.17

	Number of shares	Price range per share	Weighted average exercisable price
Options Outstanding - December 31, 2005	835,000	$.02 - $1.81	$1.22
Options Outstanding - December 31, 2006	460,000	$.02 - $1.81	$1.17

At December 31, 2006, the weighted average remaining contractual life of all outstanding options was 2 months.

The following table summarizes information about options outstanding under the Plan at December 31, 2006:

Number Outstanding	Range of exercise prices	Weighted average exercise price	Weighted average remaining contractual life	Number exercisable
165,000	$.02	$.02	5 months	165,000
295,000	$1.81	$1.81	1.5 months	295,000
460,000	$.02 - $1.81	$1.17	2.5 months	460,000

All options outstanding under the Plan expired in 2007, without being exercised.

7.  Income Taxes

The Company filed consolidated tax returns through December 31, 2004 and anticipates filing consolidated returns for 2006 and 2005.

As of December 31, 2006, the Company has net operating loss carryforwards of approximately $3,200,000 to reduce future Federal and state taxable income through 2026.

As of December 31, 2006, realization of the Company’s deferred tax assets of $1,250,000 was not considered more likely than not and, accordingly, a valuation allowance of $1,250,000 has been provided.

As of December 31, 2006, components of deferred tax assets were as follows:

	2006	2005
Net operating loss	$1,227,000	$1,452,000
Compensation	-	210,000
Revenue	-	50,000
Share-based payments	19,000	35,000
Valuation allowance	(1,246,000)	(1,747,000)
	-	-

For the years ended December 31, 2006 and 2005, deferred income tax expense consisted of the following:

	2006	2005
Net operating loss	$225,000	$480,000
Compensation	210,000	264,000
Revenue	50,000	83,000
Share-based payments	16,000	65,000
Valuation allowance	(501,000)	(892,000)
	-	-

For the years ended December 31, 2006 and 2005, the following is a reconciliation of the expected income tax benefit utilizing the statutory Federal tax rate to the income tax benefit reported on the statement of operations:

	2006	2005
Tax benefit at Federal statutory rate of 33%	$247,000	$366,000
State and local income taxes, net of Federal income tax benefit	36,000	54,000
Effect of deferred compensation	218,000	472,000
Change in valuation allowance	(501,000)	(892,000)
Total	-	-

8. Related Party Transactions

As of December 31, 2006 and 2005, an affiliated company (major stockholder) forgave $163,558 and $47,425, respectively, which were credited to additional paid-in-capital as capital contributions.

Wombat had granted sole and exclusive rights to license all of its programs to a company whose president is related to the then chairman of the Company. The agreement was assumed by the purchaser of the assets of Wombat. During the years ended December 31, 2006 and 2005, Wombat had revenues of $18,000 and $110,000, respectively, from and paid commissions of $6,000 and $38,000, respectively, to the distributor.

During the year ended December 31, 2006, the purchaser of Wombat paid expenses on behalf of the Company of $32,169.

9. Change in Estimate

Effective October 1, 2005, the Company decreased accrued expenses by $61,300 for previously overestimated professional fees. The change resulted in an increase in income from discontinued operations of $.01, per basic share. Prior periods have not been adjusted for this change in estimate.

10. Subsequent Events

On September 27, 2007, the Company sold an aggregate of 5,000,000 shares of the Company’s common stock under a subscription agreement to two officers of the Company, at $.02, per share, for aggregate proceeds of $100,000. In November 2007, the Company collected $25,219 of these proceeds.

11. Unaudited Quarterly Results of Operations - Years ended December 31, 2006 and 2005

The following tables contain selected unaudited consolidated statement of operations information for each quarter of 2006 and 2005. The Company believes that the following information reflects all normal recurring adjustments necessary for fair presentation of the information for the periods presented.

	Three Months ended March 31,
	2006		2005
Revenues		$-		$-
General and administrative expenses		(6,984)		(3,000)
Loss from continuing operations		(6,984)		(3,000)
Loss from discontinued operations		(30,720)		(78,099)
Net loss	$	(37,704)		$(81,099)

Basic & diluted loss per share
Loss from continuing operations	$	*	$	*
Loss from discontinued operations		*		(.02)
Net loss	$	*		$(.02)
Weighted average shares outstanding
Basic & diluted		4,627,802		5,367,530

* Less than $.01, per share

	Three Months ended June 30,
	2006	2005
Revenues	$1,261		$-
General and administrative expenses	(43,892)		(3,000)
Loss from continuing operations	(42,631)		(3,000)
Discontinued operations
Income (loss) from discontinued operations	125,130		(101,999)
Gain on sales of assets	722,334		-
	847,464		(101,999)
Net loss	$804,833		$(104,999)
Basic and diluted income (loss) per share
Loss from continuing operations	$(.01)	$	*
Income (loss) from discontinued operations	0.11		(.02)
Net income (loss)	$0.10		$(.02)

Weighted average shares outstanding
Basic and diluted	7,792,543		5,367,531

* Less than $.01, per share

(continued)

(continued)
	Three Months ended September 30,
	2006		2005
Revenues		$458		$-
General and administrative expenses		(33,281)		(6,000)
Loss from continuing operations		(32,823)		(6,000)
Discontinued operations
Loss from discontinued operations		-		(55,874)
Gain on sales of assets		-		1,256,696
		-		1,200,822
Net (loss) income		$(32,823)		$1,194,822

Basic and diluted (loss) income per share
Loss from continuing operations	$	*	$	*
Income from discontinued operations		-		0.23
Net (Loss) income	$	*		$0.23

Weighted average shares outstanding
Basic and diluted		9,522,112		5,143,332

* Less than $.01, per share