Form 10QSB
period 2007-03-31
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2008-03-31
CIK 1023298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12885

AVENUE ENTERTAINMENT GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4622429
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

120 White Plains Road, Tarrytown, New York 10591
(Address of principal executive offices)

(914) 631-5265
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒     No ☐

 As of March 28, 2008, the issuer had outstanding 11,582,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements	1
ITEM 2. Management’s Discussion and Analysis or Plan of Operation	7
ITEM 3. Controls and Procedures	10
PART II OTHER INFORMATION
ITEM 1. Legal Proceedings	11
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	11
ITEM 3. Defaults upon Senior Securities	11
ITEM 4. Submission of Matters to a Vote of Security Holders	11
ITEM 5. Other Information	11
ITEM 6. Exhibits	11
SIGNATURES	12
Exhibit 31.1 - Section 302 Certification of Chief Executive Officer
Exhibit 31.2 - Section 302 Certification of Chief Financial Officer
Exhibit 32.1 - Section 906 Certification of Chief Executive Officer and Chief Financial Officer

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

AVENUE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS

ASSETS
Current Assets
Cash	$2,607
Prepaid expenses	19,601
Stock subscription receivable	5,593

TOTAL ASSETS	$27,801

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$1,956
Due to related party	27,650

TOTAL LIABILITIES	29,606

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 15,000,000 shares authorized; 10,321,030 shares issued and outstanding	103,210
Additional paid-in capital	7,233,323
Accumulated deficit	(7,268,955)
Treasury stock, at cost (798,918 shares of common stock)	(69,383)

TOTAL STOCKHOLDERS' DEFICIT	(1,805)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,801

See notes to consolidated financial statements

AVENUE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenues	$2,176

General and administrative expenses	10,589	$6,984

Loss from continuing operations	(8,413)	(6,984)

Loss from discontinued operations		(30,720)

Net (loss)	$(8,413)	$(37,704)

Per share data:

Loss from continuing operations - basic and diluted	*	*

Loss from discontinued operations - basic and diluted	*	$(0.01)

Net loss per share - basic and diluted	*	$(0.01)

Weighted average common shares outstanding - basic and diluted	10,321,030	4,627,802

* Less than $.01 per share

See notes to consolidated financial statements

AVENUE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Cash Flows From Continuing Operating Activities
Net loss	$(8,413)	$(37,704)
Add: loss from discontinued operations		30,720

Loss from continuing operations	(8,413)	(6,984)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by continuing operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(19,601)
Assets to be disposed of		528
Accounts payable and accrued expenses	1,956	(5,279)
Deferred income		(12)
Due to related party	(2,176)	(367)
Liabilities to be disposed of		42,834

Net cash (used in) provided by continuing operating activities	(28,234)	30,720

Cash Flows From Financing Activities
Collection of stock subscriptions receivable	29,393

Cash flows from continuing operations	1,159	30,720

Cash flows (used in) discontinued operations		(30,720)

Increase in cash	1,159

Cash - Beginning of period	1,448

Cash - End of period	$2,607	None

See notes to consolidated financial statements.

AVENUE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Organization and Operations

Avenue Entertainment Group, Inc. (the “Company”) was incorporated in Delaware on March 7, 1997 and had operated through its wholly-owned subsidiaries, Avenue Pictures, Inc. and its subsidiaries (“Avenue Pictures”) and Wombat Productions, Inc. (“Wombat”).

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

From May 2, 2006, the Company has been inactive.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation SB of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2007 and results of operations and cash flows for the three months ended March 31, 2007 and 2006 have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and analysis in the Company’s Form 10-KSB for the year ended December 31, 2006. Interim results are not necessarily indicative of the results for a full year.

Consolidated Financial Statements

The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts for the prior period have been reclassified to conform to 2007 financial statement presentations.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require the use of fair value measurements. SFAS 157 is effective for interim and annual financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 157 on its financial condition, results of operations and cash flows.

In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure various financial instruments and certain other items at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 requires that a business entity report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of the first annual period beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 159 on its financial condition, results of operations and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3. Sale of Assets/Discontinued Operations

On May 2, 2006, Wombat sold substantially all the assets, including rights under certain distribution agreements, to a company owned by a former officer of the Company in exchange for: (1) the assignment of certain of its liabilities, (2) the return of 84,168 shares of common stock of the Company, with a fair value $1,683 and (3) for the cancellation of options to purchase 175,000 shares of common stock of the Company, with a fair value of $3,500. The Company also issued a fully vested, non-qualified option to purchase 56,500 shares of common stock of the Company, exercisable at $0.50, per share, through February 13, 2012, with a fair value of $1,500.

The Company had been committed to its former president and chairman for salaries, bonuses and benefits under employment agreements. Certain of these amounts had been deferred by these officers. As a result of the sale of assets, these agreements were cancelled and all deferred compensation amounts were assumed by the purchasers of the assets.

The Company was also granted the right to receive participation rights on certain revenues from certain film properties sold.

For the three months ended March 31, 2006, discontinued operation included the following:

Revenues	$23,146

Loss from discontinued operations	($30,720)

4. Income Taxes

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of January 1, 2007 and March 31, 2007.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and penalties as general and administrative expenses.

5. Subsequent Events

In July 2007, the Company collected the stock subscription receivable of $5,593.

On September 27, 2007, the Company sold an aggregate of 5,000,000 shares of the Company’s common stock under a subscription agreement to two stockholders/officers of the Company, at $.02, per share, for aggregate proceeds of $100,000. Through December 31, 2007, the Company collected $25,086 of the proceeds.

Subsequent to March 31, 2007, the Company borrowed $46,407 from an officer payable on demand, with interest at 5%, per annum.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

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

In May 2006, Gene Feldman was diagnosed with lymphoma and resigned from his position with us. On August 25, 2006, Gene Feldman passed away. On September 1, 2006, Mr. Feldman’s nephew, Michael D. Feldman, stepped in to become our Chief Executive Officer and Chairman of the Board, and Jerome I. Feldman, Gene Feldman’s brother and Michael D. Feldman’s father, became our Chief Financial Officer, Treasurer and Vice Chairman of the Board. Since Gene Feldman’s resignation, we have been substantially inactive. All monies disbursed by us from May 2006 to date were used to pay for directors and officers’ insurance premiums and the cost of maintaining our public company status. During that period, we have had no employees, other than our officers and our board of directors has not met.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Operations for the three months ended March 31, 2007 and 2006 are not comparable because we sold most of our assets in the years ended December 31, 2006 and 2005, resulting in discontinued operations.

Liquidity and Capital Resources

As of March 31, 2007, we had negative working capital of $1,805 compared to negative working capital of $1,016,291 at March 31, 2006.

We do not have sufficient funds to continue our operating activities. Future operating activities are expected to be funded by sales of common stock to and loans from officers, directors and major shareholders.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2007 and 2006. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Potentially diluted shares consisted of outstanding options to purchase to 132,000 shares of common stock which have been included in diluted weighted average number of shares outstanding. For the three months ended March 31, 2007 and 2006, diluted income (loss) per share was antidilutive as we had losses from continuing operations.

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

Recently-issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to SFAS No. 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not determined the effect, if any, that may result from the adoption of SFAS No. 157 on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, we would be required to report any noncontrolling interests as a separate component of stockholders’ equity. We would also be required to present any net income allocable to noncontrolling interests and net income attributable to stockholders of ours separately in our consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly-owned businesses acquired in the future.

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2007, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings

We are not the subject of any material pending legal proceedings and, to the knowledge of our management, no material proceedings are presently contemplated against us by any federal, state or local governmental agency. Further, to the knowledge of our management, no director or executive officer is party to any action which any has an interest adverse to us.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities during the Three Months ended March 31, 2007

There were no sales of unregistered securities during the three months ended March 31, 2007.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

On February 2007, our stockholders, acting upon written consent of the holders of a majority of our issued and outstanding shares of common stock, approved the May 2006 sale of our remaining assets to the estate of Gene Feldman. Proxies were not solicited for this approval.

No other matters were submitted to a vote of security holders during the three months ended March 31, 2007.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 2008

AVENUE ENTERTAINMENT GROUP, INC.

By:	/s/ Michael D. Feldman
Michael D. Feldman
Chairman, Chief Executive Officer
(principal executive officer)

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Vice Chairman, Chief Financial Officer, Treasurer
(principal financial and accounting officer)