Form 10QSB
period 2007-06-30
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2008-04-10
CIK 1023298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12885

AVENUE ENTERTAINMENT GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4622429
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

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

Yes ☒     No ☐

 As of April 9, 2008, the issuer had outstanding 11,582,000 shares of common stock.

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

CONSOLIDATED BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS

Current assets
Cash	$902
Prepaid expenses	30,878
Stock subscriptions receivable	5,593

TOTAL ASSETS	$37,373

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,955
Due to related party	21,340
Loan payable - stockholder/officer	20,000

TOTAL LIABILITIES	43,295

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value, 15,000,000 shares authorized; 10,321,030 shares issued and outstanding	103,210
Additional paid-in capital	7,233,323
Accumulated deficit	(7,273,072)
Treasury stock, at cost (798,918 shares of common stock)	(69,383)

TOTAL STOCKHOLDERS’ DEFICIT	(5,922)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$37,373

See notes to consolidated financial statements

AVENUE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$6,311	$1,261	$8,487	$1,261

General and administrative expenses	10,428	43,892	21,017	50,876

Loss from continuing operations	$(4,117)	$(42,631)	$(12,530)	$(49,615)

Discontinued operations
Income from discontinued operations		125,130		94,410
Gain on sale of assets		722,334		722,334

Income from discontinued operations		847,464		816,744

Net (loss) income	$(4,117)	$804,833	$(12,530)	$767,129

Per share data:
Loss from continuing operations -
basic and diluted	*	$(0.01)	*	$(0.01)

Income from discontinued operations -
basic and diluted		$0.11		$0.13

Net (loss) per share -
basic and diluted	*	$0.10	*	$0.12

Weighted average common shares outstanding -
basic and diluted	10,321,030	7,792,543	10,321,030	6,258,213

* Less than $.01 per share

See notes to consolidated financial statements

AVENUE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash Flows From Continuing Operations
Net (loss) income	$(12,530)	$767,129
Less
Income from discontinued operations		(94,410)
Gain on sale of assets		(722,334)

Loss from continuing operating activities	(12,530)	(49,615)

Adjustments to reconcile net loss to net cash
(used in) continuing operating activities:
Changes in continuing operating assets and liabilities:
Prepaid expenses	(30,878)
Accounts payable and accrued expenses	1,955	(6,773)

Net cash used in continuing operating activities	(41,453)	(56,388)

Cash Flows From Financing Activities
Increase (decrease) in due to related party	(8,486)	30,541
Proceeds from loan payable - Stockholder/officer	20,000
Proceeds from sales of common stock (net of subscriptions
receivable of $5,593 in 2007 and $60,000 in 2006)	29,393	40,000

Net cash provided by financing activities	40,907	70,541

(Decrease) increase in cash from continuing operations	(546)	14,153

Cash flows from discontinued operations
Net cash used in discontinued operating activities		16,237
Net cash used in discontinued investing activities		(6,258)

Increase in cash from discontinued operations		9,979

(Decrease) increase in cash	(546)	24,132

Cash – Beginning of period	1,448

Cash – End of period	$902	$24,132

Supplemental cash flow information:
Capitalization of loan to stockholder		$163,558
See notes to consolidated financial statements

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

From May 2, 2006, the Company has been inactive.

2.    Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation SB of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2007 and results of operations and cash flows for the three and six months ended June 30, 2007 and 2006 have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and analysis in the Company’s Form 10-KSB for the year ended December 31, 2006. Interim results are not necessarily indicative of the results for a full year.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require the use of fair value measurements. SFAS 157 is effective for interim and annual financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 157 on its financial condition, results of operations and cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement 115” (“SFAS 159”). SFAS 159 permits an entity to elect to measure various financial instruments and certain other items at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 requires that a business entity report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of the first annual period beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS 159 on its financial condition, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

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

The Company was also granted the right to receive participation rights on certain revenues from certain film properties sold.

For the three and six months ended June 30, 2006, discontinued operations included the following:

Revenues	$166,022
Income from discontinued operations	$94,410

4.    Income Taxes

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of January 1, 2007 and June 30, 2007.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and tax related penalties as general and administrative expenses.

5.    Related Party Transactions

In May 2007, a stockholder/officer prepaid $20,000 in legal expenses on behalf of the Company, payable on demand, with interest at 5%, per annum.

6.    Subsequent Events

In July 2007, the Company collected the stock subscription receivable of $5,593.

On September 27, 2007, the Company sold an aggregate of 5,000,000 shares of the Company’s common stock under stock subscription agreements to two stockholders/officers of the Company, at $.02, per share, for aggregate proceeds of $100,000. As the Company did not have adequate common shares available to issue under the stock subscriptions, only an aggregate of 1,260,970 shares were issued under the subscriptions. Through December 31, 2007, the Company collected $25,000 of the proceeds of the stock subscriptions.

Subsequent to June 30, 2007, the Company borrowed an additional $26,407 from the stockholder/ officer payable on demand, with interest at 5%, per annum.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Operations for the three months ended June 30, 2007 and 2006 are not comparable because we sold most of our assets in the years ended December 31, 2006 and 2005, resulting in discontinued operations.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Operations for the six months ended June 30, 2007 and 2006 are not comparable because we sold most of our assets in the years ended December 31, 2006 and 2005, resulting in discontinued operations.

Liquidity and Capital Resources

As of June 30, 2007, we had negative working capital of $5,922 compared to working capital of $48,417 at June 30, 2006.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended June 30, 2007 and 2006. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, we would be required to report any noncontrolling interests as a separate component of stockholders’ equity. We would also be required to present any net income allocable to noncontrolling interests and net income attributable to stockholders of ours separately in our consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly-owned businesses acquired in the future.

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2007, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities during the Three Months ended June 30, 2007

There were no sales of unregistered securities during the three months ended June 30, 2007.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended June 30, 2007.

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

Dated:  April 9, 2008

AVENUE ENTERTAINMENT GROUP, INC.

By:	/s/ Michael D. Feldman
Michael D. Feldman
Chairman, Chief Executive Officer
(principal executive officer)

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Vice Chairman, Chief Financial Officer, Treasurer
(principal financial and accounting officer)