Form 10QSB
period 2007-09-30
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2008-04-10
CIK 1023298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12885

AVENUE ENTERTAINMENT GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4622429
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

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

CONSOLIDATED BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS

Current assets
Cash	$512
Prepaid expenses	28,657
Stock subscriptions receivable	25,000

TOTAL ASSETS	$54,169

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,956
Loan payable - stockholder/officer	46,895
Due to related party	20,044

TOTAL LIABILITIES	68,895

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value, 15,000,000 shares
authorized; 11,582,000 shares issued and
outstanding	115,820
Additional paid-in capital	7,245,713
Accumulated deficit	(7,306,876)
Treasury stock, at cost (798,918 shares of
common stock)	(69,383)

TOTAL STOCKHOLDERS’ DEFICIT	(14,726)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$54,169

See notes to consolidated financial statements

AVENUE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$1,295	$458	$9,782	$1,719

General and administrative expenses	35,099	33,281	56,116	84,157

Loss from continuing operations	(33,804)	(32,823)	(46,334)	(82,438)

Discontinued operations
Income from discontinued operations				94,410
Gain on sale of assets				722,334

Income from discontinued operations				816,744

Net (loss) income	$(33,804)	$(32,823)	$(46,334)	$734,306

Per share data:
Loss from continuing operations -
basic and diluted	*	*	*	$(0.01)

Income from discontinued operations -
basic and diluted				$0.11

Net (loss) income per share -
basic and diluted	*	*	*	$0.10

Weighted average common shares outstanding -
basic and diluted	10,362,149	9,522,112	10,334,887	7,374,985

*	Less than $.01 per share

See notes to consolidated financial statements

AVENUE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows From Continuing Operations
Net (loss) income	$(46,334)	$734,306
Less:
Income from discontinued operations		(94,410)
Gain on sale of assets		(722,334)

Loss from continuing operating activities	(46,334)	(82,438)

Adjustments to reconcile net loss to net cash
(used in) continuing operating activities:
Changes in continuing operating assets and liabilities:
Prepaid expenses	(28,657)
Accounts payable and accrued expenses	1,956	(11,947)

Net cash used in continuing operating activities	(73,035)	(94,385)

Cash Flows From Financing Activities
Increase (decrease) in due to related party	(9,782)	30,084
Proceeds from sales of common stock (net of subscriptions
receivable of $25,000 in 2007 and $40,000 in 2006)	34,986	60,000
Proceeds from loan payable-stockholder/Officer	46,895

Net cash provided by financing activities	72,099	90,084

Decrease in cash from continuing operations	(936)	(4,301)

Cash flows from discontinued operations
Net cash used in discontinued operating activities		16,237
Net cash used in discontinued investing activities		(6,258)

Increase in cash from discontinued operations		9,979

(Decrease) increase in cash	(936)	5,678

Cash - Beginning of period	1,448

Cash - End of period	$512	$5,678

Supplemental cash flow information:
Capitalization of loan to stockholder		$163,558

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

From May 2, 2006, the Company has been inactive.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation SB of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2007 and results of operations and cash flows for the three and nine months ended September 30, 2007 and 2006 have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and analysis in the Company’s Form 10-KSB for the year ended December 31, 2006. Interim results are not necessarily indicative of the results for a full year.

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

For the three and nine months ended September 30, 2006, discontinued operations included the following:

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

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of January 1, 2007 and September 30, 2007.

The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and tax related penalties as general and administrative expenses.

5.  Related Party Transactions

Loan payable to officer was payable on demand, with interest at 5%, per annum.

6.  Stock Subscription Receivable

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Operations for the three months ended September 30, 2007 and 2006 are not comparable because we sold most of our assets in the years ended December 31, 2006 and 2005, resulting in discontinued operations.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Operations for the nine months ended September 30, 2007 and 2006 are not comparable because we sold most of our assets in the years ended December 31, 2006 and 2005, resulting in discontinued operations.

Liquidity and Capital Resources

As of September 30, 2007, we had negative working capital of $14,726 compared to working capital of $15,594 at September 30, 2006.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended September 30, 2007 and 2006. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2007, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities during the Three Months ended September 30, 2007

In September 2007, we issued to Jerome I. Feldman, our Vice Chairman, Chief Financial Officer and Treasurer, and Steven Payne, our President and a director, 945,728 and 315,242, respectively, shares of our common stock for an aggregate purchase price of $25,000.

The foregoing issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act and/or the safe harbor of Rule 506 under Regulation D. The certificates representing such securities contain restrictive legends preventing sale, transfer or other disposition, unless registered under the Securities Act. The recipients of such securities received, or had access to, material information concerning our company, including, but not limited to, our periodic reports and current reports, as filed with the SEC. No discount or commission was paid in connection with the issuance of securities.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended September 30, 2007.

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