Form 10KSB
period 2007-12-31
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2008-04-14
CIK 1023298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No.:  001-12885

AVENUE ENTERTAINMENT GROUP, INC.
(Name of small business issuer in its charter)

Delaware	95-4622429
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

120 White Plains Road
Tarrytown, New York	10591
(Address of principal executive offices)	(Zip Code)

(914) 631-5265
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

☒ Yes     ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒      No ☐

The issuer’s revenues for its fiscal year ended December 31, 2007 were $11,404.

The aggregate market value of the voting stock held by non-affiliates of the issuer could not be computed because there was no bid or asked price reported on the OTC Bulletin Board as of April 10, 2008.

As of April 10, 2008, 11,582,000 shares of the issuer’s Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

Documents Incorporated by Reference: None

AVENUE ENTERTAINMENT GROUP, INC.

2007 FORM 10-KSB

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

We are an inactive company, and our future success is highly dependent on the ability of our management to locate and attract a suitable acquisition.

We are a company without any operations. The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of any acquired business opportunity. While our management intends to seek a business combination with an entity having an established operating history, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

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

We are an inactive company with limited revenue. We may not realize any significant revenue unless and until we successfully merge with or acquire an operating business.

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

Our executive officers and directors currently own approximately 62.9% of all the issued and outstanding common stock of our company. Consequently, our management has the ability to influence control of the operations of our company and will have the ability to influence or control substantially all matters submitted to stockholders for approval, including:

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

ITEM 4. Submission of matters to a vote of security holders

No matters were submitted to a vote of our stockholders during the three months ended December 31, 2007.

PART II.

ITEM 5. Market for common equity, related stockholder matters and small business issuer purchases of equity securities

Market Information

Our common stock was quoted on the OTCBB from April 25, 2001 to April 22, 2007, and then on the Pink Sheets, under the symbol “PIXG.” The following table sets forth the high and low closing prices for our common stock on the OTCBB and then the Pink Sheets for the years ended December 31, 2007 and December 31, 2006.

	Year ended December 31,
Quarter	2007		2006
	High	Low	High	Low
First	.24	.07	.09	.005
Second	.045	.09	.03	.005
Third	.05	.08	.10	.01
Fourth	.03	.06	.13	.06

For the period from January 1, 2008 to April 10, 2008, the high and low closing prices for our common stock were $.035 and $.06, respectively.

Holders

The number of record holders of our common stock as of December 31, 2007 was 153. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock in the fourth quarter of the year ended December 31, 2007, or at any time before or after that quarter.

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

Results of Operations

Year ended December 31, 2007 Compared to Year Ended December 31, 2006

Operations for the years ended December 31, 2007 and 2006 are not comparable because we sold most of our assets in the years ended December 31, 2006 and 2005, resulting in discontinued operations.

Liquidity and Capital Resources

As of December 31, 2007, we had negative working capital of $66,558 compared to working capital of $6,608 at December 31, 2006.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2007 and 2006. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Fair Value of Financial Instruments

Our carrying values of cash, loan payable and due to related party approximate their fair values because of the short-term maturity of these instruments.

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

Income (Loss) per Common Share

Basic net income (loss) per share was computed by dividing the net income (loss) for the period by the basic weighted average number of shares outstanding during the period. Diluted net income (loss) per share was computed by dividing the net income (loss) for the period by the weighted average number and any potentially dilutive securities outstanding during the period.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.” We have not determined the effect, if any, that may result from the adoption of SFAS No. 159 on our financial statements.

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

ITEM 7. Financial statements

Our audited financial statements for the years ended December 31, 2007 and 2006 are included as a separate section of this report beginning on page F-1.

ITEM 8. Changes in and disagreements with accountants on accounting and financial disclosure

On September 18, 2007, Eisner, LLP, our former auditors and accountants, resigned, effective immediately. Eisner has not prepared a report on our financial statements for the fiscal years ended December 31, 2007 and 2006. Eisner’s involvement has been limited to reviewing the interim financial statements for the quarterly period ended September 30, 2005. The decision to change accountants was approved by our board of directors.

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

On September 14, 2007, we engaged Raich Ende Malter & Co. LLP as our independent registered public accounting firm for our company’s fiscal years ended December 31, 2007, 2006 and 2005. The decision to engage Raich Ende as our independent registered public accounting firm was approved by our board of directors.

During the years ended December 31, 2007 and 2006, and the subsequent interim periods through the date hereof, we have not, nor has any person on our behalf, consulted with Raich Ende regarding either the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, nor has Raich Ende provided to us a written report or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement or reportable event set forth in Item 304(a)(1)(iv) of Regulation S-B with our former independent accountant.

ITEM 8A(T). Controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2007 were not effective, due to the material weaknesses discussed below, to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, our management believes that we did not maintain effective internal control over financial reporting as of December 31, 2007 due to the material weaknesses discussed below.

The aforementioned evaluation identified material weaknesses that relate to the fact that that our overall financial reporting structure, internal accounting information systems and current staffing levels are not sufficient to support our financial reporting requirements. To address the weaknesses, we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, our management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

As noted above, the issues that resulted from these weaknesses were properly addressed before the completion of our consolidated financial statements. In addition, our management is working to identify and implement corrective actions where required to improve our internal controls, including the enhancement of our systems and procedures to assure that the weaknesses noted above are corrected. We are working to remedy our deficiency.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

ITEM 8B. Other information

None.

PART III.

ITEM 9. Directors, executive officers, promoters, control persons and corporate governance; compliance with Section 16(a) of the Exchange Act

The following table shows the positions held by our board of directors and executive officers as well as certain key employees, and their ages, as of April 10 , 2008:

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

Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during the year ended December 31, 2007, and any written representations provided to us, we believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2007.

ITEM 10. Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year and prior fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer, Chief Financial Officer and two other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2007:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation (4)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D. Feldman Chief Executive Officer, Chairman of the Board	2007 2006	— —	— —	— —	— —	— —	— —	— —	— —

Steven M. Payne President	2007 2006	— —	— —	— —	— —	— —	— —	— —	— —

Jerome I. Feldman Chief Financial Officer, Treasurer, Vice Chairman of the Board	2007 2006	— —	— —	— —	— —	— —	— —	— —	— —

Gene Feldman former Chief Executive Officer, President, Chief Financial Officer, Chairman of the Board (1)	2007 2006	— —	— —	— —	— —	— —	— 50,000	— —	— 50,000

(1)	Gene Feldman served as our Chief Executive Officer, President and Chief Financial Officer until May 2006 and as our Chairman of the Board until he passed away in August 2006.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards outstanding at December 31, 2007 for each of the executive officers named in the Summary Compensation Table above:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D. Feldman Chief Executive Officer, Chairman of the Board	—	—	—	—	—	—	—	—	—

Steven M. Payne President	—	—	—	—	—	—	—	—	—

Jerome I. Feldman Chief Financial Officer, Treasurer, Vice Chairman of the Board	—	—	—	—	—	—	—	—	—

Gene Feldman former Chief Executive Officer, President, Chief Financial Officer, Chairman of the Board (1)	—	—	—	—	—	—	—	—	—

(1)	Gene Feldman served as our Chief Executive Officer, President and Chief Financial Officer until May 2006 and as our Chairman of the Board until he passed away in August 2006.

Employment Agreements

As of December 31, 2007 and through the date of this report, we have no employment agreements in place with any person.

Director Compensation

Directors currently receive no compensation for serving on our board of directors other than reimbursement of all reasonable expenses for attendance at board meetings.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D. Feldman	—	—	—	—	—	—	—
Steven M. Payne	—	—	—	—	—	—	—
Jerome I. Feldman	—	—	—	—	—	—	—
George McKeegan	—	—	—	—	—	—	—

ITEM 11. Security ownership of certain beneficial owners and management

The table below sets forth the beneficial ownership of our common stock, as of April 10, 2008, by:

•	all of our directors and executive officers, individually,

•	all of our directors and executive officers, as a group, and

•	all persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 11,582,000 shares of our common stock outstanding as of April 10, 2008, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of April 10, 2008 pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o Avenue Entertainment Group, Inc., 120 White Plains Road, Tarrytown, New York 10591.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Position	Shares of stock beneficially owned	Percent of common stock beneficially owned
Directors and Executive Officers:
Michael D. Feldman	Chairman of the Board, Chief Executive Officer	3,765,000	32.5%
Steven M. Payne	President, Director	2,483,142	21.4%
Jerome I. Feldman	Vice Chairman of the Board, Chief Financial Officer, Treasurer	1,035,802	8.9%
George McKeegan	Vice President, Secretary, Director	—	*
All directors and executive officers as a group (4 persons)		7,283,944	62.9%

* Denotes less than 1%.

Change in Control

There are no arrangements currently in effect which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Equity Compensation Plan Information

Under our Avenue Entertainment Group, Inc. Stock Option and Long Term Incentive Compensation Plan (the “Plan”), as amended, there are 2,750,000 shares reserved for issuance under the Plan to key employees, directors and consultants. Grants may be stock options, SAR’s, restricted stock or stock bonuses. Only employees may receive incentive awards. Exercise prices of incentive stock option grants shall not be less than the fair market value of our common stock on the date of the grant. Stock options may be exercised subject to continued employment and certain other conditions. We can determine all other terms of an award under the Plan, including vesting and term, provided, however, that the terms of a stock option grant under the Plan may not be for more than ten years from the date of grant. Based on our common stock outstanding as of April 10, 2008, 2,750,000 stock options are available for issuance under the Plan and, as of that date, there are no outstanding grants under the Plan.

The following table provides information as of December 31, 2007 with respect to the shares of common stock that may have been issued under our existing equity compensation plan.

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	2,750,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,750,000

ITEM 12. Certain relationships and related transactions, and director independence

Related Party Transactions

In September 2007, we issued to Jerome I. Feldman, our Vice Chairman, Chief Financial Officer and Treasurer, and Steven Payne, our President and a director, 945,728 and 315,242, respectively, shares of our common stock for an aggregate purchase price of $25,000.

As of December 31, 2006, an affiliated company/major stockholder forgave $163,558 which amount was credited to additional paid-in-capital as capital contributions.

Our subsidiary, Wombat Productions, Inc., had granted sole and exclusive rights to license all of its programs to a distributor whose president is related to the then Chairman of our company. The agreement was assumed by the purchaser of the assets of Wombat Productions. During the year ended December 31, 2006, Wombat Productions had revenues of $18,000 and paid commissions of $6,000 to the distributor.

During the year ended December 31, 2006, the purchaser of Wombat Productions paid expenses on our behalf of $32,169.

As of December 31, 2007, loan payable-officer was $47,568, payable on demand, at 5% interest, per annum. For the year ended December 31, 2007 and 2006, interest expense due to the officer was $1,075 and none, respectively.

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

ITEM 14. Principal accountant fees and services

Raich Ende Malter & Co. LLP served as our independent auditors for the years ended December 31, 2007 and 2006.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and reviews of the financial statements included in Forms 10-QSB. For the year ended December 31, 2007, $16,722 in audit fees were billed by Raich Ende related to the audit and reviews of our financial statements in 2007 and 2006.

Audit-related Fees

Audit-related fees are fees billed for professional services other than the audit of our financial statements. For the year ended December 31, 2007, $500 in audit-related fees were billed by Raich Ende.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the year ended December 31, 2007, $930 in tax fees were billed by Raich Ende.

All Other Fees

No other fees were billed by our independent auditors in 2007 and 2006.

Audit Committee

We have not established an audit committee. Our board of directors approved the services rendered and fees charged by our independent auditors. Our board of directors has reviewed and discussed our audited financial statements for the year ended December 31, 2007 with our management. In addition, our board of directors has discussed with Raich Ende, our independent registered public accountants, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee). Our board of directors also has received the written disclosures and the letter from as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and our board of directors has discussed the independence of Raiche Ende with that firm.

Based on our board of directors’ review of the matters noted above and its discussions with our independent auditors and our management, our board of directors approved that the audited financial statements be included in our annual report on Form 10-KSB for the year ended December 31, 2007.

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

Dated:  April 10, 2008

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

Signature	Title	Date

/s/ Michael D. Feldman	Chief Executive Officer,	April 10, 2008
Michael D. Feldman	Chairman of the Board
(principal executive officer)

/s/ Steven M. Payne	President, Director	April 10, 2008
Steven M. Payne

/s/ Jerome I. Feldman	Chief Financial Officer,	April 10, 2008
Jerome I. Feldman	Treasurer, Vice Chairman of the Board
(principal financial and accounting officer)

/s/ George McKeegan	Vice President, Secretary, Director	April 10, 2008
George McKeegan

AVENUE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Avenue Entertainment Group, Inc.

We have audited the accompanying consolidated balance sheet of Avenue Entertainment Group, Inc. (“Company”) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the two years ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avenue Entertainment Group, Inc. as of December 31, 2007 and the consolidated results of its operations and its consolidated cash flows for the two years ended December 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had operating losses, negative working capital, no operating cash flow and future losses are anticipated. The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP
Raich Ende Malter & Co. LLP

New York, New York
April 10, 2008

Avenue Entertainment Group, Inc. and Subsidiaries

Consolidated Balance Sheet
December 31, 2007

ASSETS
Current assets
Cash	$23,562
Prepaid expenses	12,351

TOTAL ASSETS	$35,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued expenses	$36,481
Loan payable - officer	47,568
Due to related party	18,422

TOTAL LIABILITIES	102,471

STOCKHOLDERS’ DEFICIT
Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued
Common stock, $.01 par value, 15,000,000 shares authorized; 11,582,000 shares issued and outstanding	115,820
Class B common stock, no par value, 1,000,000 shares authorized; none issued
Additional paid-in capital	7,245,713
Accumulated deficit	(7,358,708)

Treasury stock, at cost (798,918 shares of common stock for 2007 and 2006)	(69,383)

TOTAL STOCKHOLDERS’ DEFICIT	(66,558)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$35,913

See notes to consolidated financial statements

Avenue Entertainment Group, Inc. and Subsidiaries

Consolidated Statement of Operations

	Years Ended
	December 31,
	2007	2006

Revenues	$11,404	$1,976

General and administrative expenses	(109,570)	(93,400)

Loss from continuing operations	(98,166)	(91,424)

Discontinued operations
Income from discontinued operations		94,410
Gain on sale of assets		722,334

Income from discontinued operations		816,744

Net (loss) income	$(98,166)	$725,320

Per share data:
Loss from continuing operations - basic and diluted	$(0.01)	$(0.01)

Income from discontinued operations - basic and diluted		$0.10

Net income per share - basic and diluted	$(0.01)	$0.09

Weighted average common shares outstanding - basic and diluted	10,649,228	7,878,781

See notes to consolidated financial statements

Avenue Entertainment Group, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional		Treasury Stock
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Number of Shares	Amount	Total
Balance at December 31, 2005	5,321,030	$53,210	$7,021,765	$(7,985,862)	714,750	$(67,700)	$(978,587)

Common stock returned pursuant to sale of asset					84168	(1,683)	(1,683)

Options cancelled pursuant to sale of asset			(3,500)				(3,500)

Options granted pursuant to sale of asset			1,500				1,500

Sale of common stock	5,000,000	50,000	50,000				100,000

Capitalization of stockholder loan			163,558				163,558

Net income				725,320			725,320

Balance at December 31, 2006	10,321,030	103,210	7,233,323	(7,260,542)	798,918	(69,383)	6,608

Sale of common stock	1,260,970	12,610	12,390				25,000

Net (loss)				(98,166)			(98,166)

Balance at December 31, 2007	11,582,000	$115,820	$7,245,713	$(7,358,708)	798,918	$(69,383)	$(66,558)

See notes to consolidated financial statements

Avenue Entertainment Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	Years Ended December 31,
	2007	2006

Cash Flows From Continuing Operations
Net (loss) income	$(98,166)	$725,320
Gain on sale of assets		(722,334)
Income from discontinued operations		(94,410)

Net loss from continuing operations	(98,166)	(91,424)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(12,351)
Accounts payable and accrued expenses	36,481

Net cash (used in) operating activities	(74,036)	(91,424)

Cash Flows From Financing Activities
Sale of common stock (net of stock subscription of $34,986 in 2006)	59,986	65,014
Proceeds from loan payable - officer	47,568
Increase (decrease) in due to related party	(11,404)	29,826

Net cash provided by financing activities	96,150	94,840

Increase in cash from continuing operations	22,114	3,416

Cash Flows Provided From Discontinued Operations
Net cash used in discontinued operating activities		(1,689)
Net cash used in discontinued investing activities		(279)

Decrease in cash from discontinued operations		(1,968)

Increase in cash	22,114	1,448

Cash - Beginning of year	1,448

Cash - End of year	$23,562	$1,448

Supplemental cash flow information:
Capitalization of loan to stockholder		$163,558

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

Fair Value of Financial Instruments

The Company’s carrying values of cash, loan payable and due to related party approximate their fair values because of the short-term maturity of these instruments.

Revenue Recognition

Participation rights related to assets previously sold are recognized as earned and reported.

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

Income (Loss) per Common Share

Basic net income (loss) per share was computed by dividing the net income (loss) for the period by the basic weighted average number of shares outstanding during the period. Diluted net income (loss) per share was computed by dividing the net income (loss) for the period by the weighted average number and any potentially dilutive securities outstanding during the period.

For the year ended December 31, 2007, there were no potentially dilutive securities. For the year ended December 31, 2006, there were no significant potentially dilutive securities.

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

On January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Compensation-Revised”, without a material effect.

Deferred Income Taxes

Deferred income taxes are provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not, that the deferred tax asset will not be realized.

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

The Company’s policy is to classify assessments, if any, for tax related interest as interest expenses and tax-related penalties as general and administrative expenses.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3. Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred operating losses, has negative working capital, and no operating cash flow and future losses are anticipated. The Company’s plan of operations, to raise equity financing, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Realization of assets is dependent upon future operations of the Company, which in turn is dependent upon management’s plans to meet its financing requirements and the success of its future operations. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

4. Sale of Assets/Discontinued Operations

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

The Company had been committed to its former president and chairman for salaries, bonuses and benefits under an employment agreement. Certain of these amounts had been deferred. As a result of the sale of assets, the agreement was cancelled and the deferred compensation amount was assumed by the purchaser of the assets.

The Company was also granted the right to receive future participation rights on certain revenues from certain film properties sold.

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

For the year ended December 31, 2006, discontinued operations included the following:

Revenues	$166,022
Income from discontinued operations	$94,410

5.  Common Stock

On September 27, 2007, the Company sold an aggregate of 5,000,000 shares of the Company’s common stock under a subscription agreement to two stockholders/officers of the Company, at $.02, per share, for aggregate proceeds of $100,000.

The Company did not have sufficient available shares of common stock to issue all of the subscribed shares and only an aggregate of 1,260,970 shares were issued. Through December 31, 2007, the Company collected $25,000 of the proceeds.

On May 3, 2006, the Company sold 5,000,000 shares of the Company’s common stock under subscription agreements, at $.02, per share, to two officers of the Company for an aggregate of $100,000. These subscriptions were collected $65,014 in 2006 and $34,986 in 2007.

As of December 31, 2007 and 2006, the Company has reserved the following shares of common stock for future issue:

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

The following table summarizes the stock option activity under the Plan for the years ended December 31, 2007 and 2006:

	Options	Weighted-Average Exercise Price
Outstanding - January 1, 2006	835,000	$1.22
Cancelled/expired	(375,000)	$1.27
Outstanding - December 31, 2006	460,000	$1.17
Cancelled/Expired	(460,000)	$1.17
Outstanding - December 31, 2007	None

	Number of shares	Price range per share	Weighted average exercisable price
Options Outstanding - December 31, 2006	460,000	$.02 - $1.81	$1.17
Options Outstanding - December 31, 2007	None

The following table summarizes information about options outstanding under the Plan at December 31, 2006:

Number Outstanding	Range of exercise prices	Weighted average exercise price	Weighted average remaining contractual life	Number exercisable
165,000	$.02	$.02	4.5 months	165,000
295,000	$1.81	$1.81	1.5 months	295,000
460,000	.$.02 - $1.81	$1.17	2.5	460,000

All options outstanding under the Plan expired in 2007 without being exercised.

As of December 31, 2007, options not under the Plan to purchase 756,500 shares of the Company’s common stock were outstanding at a weighted average exercise price of $0.50, per share, and a weighted average remaining life of 2.67 years for 700,000 options and 4.12 years for 56,500 options.

7.  Income Taxes

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of January 1, 2007 and December 31, 2007.

The Company filed consolidated tax returns through December 31, 2004 and anticipates filing consolidated returns for 2007, 2006 and 2005. The Company anticipates no income tax expense as a result of these filings.

As of December 31, 2007, the Company has net operating loss carryforwards of approximately $3,300,000 to reduce future Federal and state taxable income through 2027.

As of December 31, 2007, realization of the Company’s deferred tax assets of $1,272,000 was not considered more likely than not and, accordingly, a valuation allowance of $1,272,000 has been provided.

As of December 31, 2007 components of deferred tax assets were as follows:

Net operating loss	$1,266,000
Share-based payments	6,000
Valuation allowance	($1,272,000)
-

For the years ended December 31, 2007 and 2006, deferred income tax expense consisted of the following:

	2007	2006
Net operating loss	$39,000	$225,000
Compensation		210,000
Revenue		50,000
Share-based payments	(14,000)	16,000
Valuation allowance	(25,000)	(501,000)
	-	-

For the years ended December 31, 2007 and 2006, the following is a reconciliation of the expected income tax benefit utilizing the statutory Federal tax rate to the income tax benefit reported on the statement of operations:

	2007	2006
Tax benefit at Federal statutory rate of 33%	$33,000	$247,000
State and local income taxes, net of
Federal income tax benefit	6,000	36,000
Effect of deferred compensation	(14000)	218,000
Change in valuation allowance	(25,000)	(501,000)
Total	-	-

8. Related Party Transactions

As of December 31, 2006 an affiliated company (major stockholder) forgave $163,558 which was credited to additional paid-in-capital as capital contributions.

Wombat had granted sole and exclusive rights to license all of its programs to a distributor whose president is related to the then chairman of the Company. The agreement was assumed by the purchaser of the assets of Wombat. During the year ended December 31, 2006 Wombat had revenues of $18,000 from and paid commissions of $6,000 to the distributor.

During the year ended December 31, 2006, the purchaser of Wombat paid expenses on behalf of the Company of $32,169.

As of December 31, 2007, loan payable-officer was $47,568, payable on demand, at 5% interest, per annum. For the year ended December 31, 2007 and 2006, interest expense due to the officer was $1,075 and none, respectively.