Form 10-Q
period 2008-03-31
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2008-05-15
CIK 1023298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from              to

Commission File Number 001-12885

AVENUE ENTERTAINMENT GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4622429
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

120 White Plains Road, Tarrytown, New York 10591
(Address of Principal Executive Offices)

(914) 631-5265
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐

Non-accelerated Filer ☐    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

 As of May 14, 2008, the registrant had outstanding 11,582,000 shares of common stock.

TABLE OF CONTENTS
Page
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements	1
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	7
ITEM 4T. Controls and Procedures	8
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	9
ITEM 1A. Risk Factors	9
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	9
ITEM 3. Defaults upon Senior Securities	9
ITEM 4. Submission of Matters to a Vote of Security Holders	9
ITEM 5. Other Information	9
ITEM 6. Exhibits	9
SIGNATURES	10
Exhibit 31.1 - Section 302 Certification of Chief Executive Officer
Exhibit 31.2 - Section 302 Certification of Chief Financial Officer
Exhibit 32.1 - Section 906 Certification of Chief Executive Officer and Chief Financial Officer

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

AVENUE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$6,501	$23,562
Prepaid Expenses	-	12,351

TOTAL ASSETS	$6,501	$35,913

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$103,827	$36,481
Loan payable - officer	48,163	47,568
Due to related party	16,922	18,422

TOTAL LIABILITIES	168,912	102,471

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 2,000,000 shares
authorized; none issued	-	-
Common stock, $.01 par value, 15,000,000 shares
authorized; 11,582,000 shares issued and
outstanding	115,820	115,820
Class B common stock, no par value, 1,000,000 shares
authorized; none used	-	-
Additional paid-in capital	7,245,713	7,245,713
Accumulated deficit	(7,454,561)	(7,358,708)
Treasury stock, at cost (798,918 shares of
common stock)	(69,383)	(69,383)

TOTAL STOCKHOLDERS' DEFICIT	(162,411)	(66,558)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,501	$35,913

See notes to consolidated financial statements

AVENUE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues	$1,500	$2,176

General and administrative expenses	97,353	10,589

Net loss	$(95,853)	$(8,413)

Net loss per share - basic and diluted	$(0.01)	*

Weighted average common shares outstanding -
basic and diluted	11,582,000	10,321,030

* Less than $.01 per share

See notes to consolidated financial statements

AVENUE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operations
Cash Flows From Operating Activities
Net loss	$(95,853)	$(8,413)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Changes in operating assets and liabilities
Prepaid expenses	12,351	(19,601)
Accounts payable and accrued expenses	67,346	1,956
Loan payable - officer	595	-
Due to related party	(1,500)	(2,176)

Net cash used in operating activities	(17,061)	(28,234)

Cash Flows From Financing Activities
Proceeds from collection of stock subscription receivable	-	29,393

(Decrease) increase in cash from operations	(17,061)	1,159

Cash - Beginning of period	23,562	1,448

Cash - End of period	$6,501	$2,607

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

From May 2, 2006, the Company has been inactive.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company's management discussion and analysis in the Company's Form 10-KSB for the year ended December 31, 2007. Interim results are not necessarily indicative of the results for a full year.

Consolidated Financial Statements

The Company's consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

3. Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred operating losses, has negative working capital and no operating cash flow and future losses are anticipated. The Company’s plan of operations, to raise equity financing, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Realization of assets is dependent upon future operations of the Company, which in turn is dependent upon management’s plans to meet its financing requirements and the success of its future operations. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue existence.

4. Income Taxes

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements.

The Company's policy is to classify assessments, if any, for tax related interest as interest expenses and tax related penalties as general and administrative expenses.

5. Fair Value Measurements

Effective January 1, 2008, the Company adopted both SFAS 157 and SFAS 159 without any effect.

Statement of Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements" (“SFAS 157”), defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require the use of fair value measurements. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability.

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement 115" (“SFAS 159”) permits an entity to elect to measure various financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date.

6. Related Party Transactions

As of March 31, 2008, loan payable - officer was $48,163, payable on demand, with interest at 5%, per annum.

7. Stock Subscription Receivable

In January and February 2007, the Company collected the stock subscription receivable of $29,393.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Operations for the three months ended March 31, 2008 and 2007 are not comparable because, commencing in mid 2007, we started the process of bringing our SEC filings current whereas in early 2007, the company was dormant.

Liquidity and Capital Resources

As of March 31, 2008, we had negative working capital of $162,411 compared to negative working capital of $1,805 at March 31, 2007.

We do not have sufficient funds to continue our operating activities. Future operating activities are expected to be funded by sales of common stock to and loans from officers, directors and major stockholders.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2008 and 2007. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2008, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. Risk Factors

There are no material changes in the risk factors previously disclosed in our annual report on Form 10-KSB for the year ended December 31, 2007.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities during the Three Months ended March 31, 2008

There were no sales of unregistered securities during the three months ended March 31, 2008.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

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

Dated:  May 14, 2008

AVENUE ENTERTAINMENT GROUP, INC.

By: /s/ Michael D. Feldman
Michael D. Feldman
Chairman, Chief Executive Officer
(principal executive officer)

By: /s/ Jerome I. Feldman
Jerome I. Feldman
Vice Chairman, Chief Financial Officer, Treasurer
(principal financial and accounting officer)