Form 10-Q
period 2008-06-30
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2008-08-14
CIK 1023298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-12885

ALPHA-EN CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4622429
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

120 White Plains Road, Tarrytown, New York 10591
(Address of Principal Executive Offices)

(914) 631-5265
(Registrant’s Telephone Number, Including Area Code)

Avenue Entertainment Group, Inc.

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

 As of August 13, 2008, the registrant had outstanding 14,656,280 shares of common stock.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

ALPHA-EN CORPORATION

(FORMERLY AVENUE ENTERTAINMENT GROUP, INC.)

CONSOLIDATED BALANCE SHEET

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets
Cash	$10,319	$23,562
Prepaid Expenses	1,822	12,351

TOTAL ASSETS	$12,141	$35,913

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$174,985	$36,481

Due to related party	15,422	18,422
Total Current Liabilities	190,407	54,903
Loan payable - officer	75,845	47,568
TOTAL LIABILITIES	266,252	102,471

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value, 2,000,000 shares
authorized; none issued	-	-
Class B common stock, no par value, 1,000,000 shares
authorized; none issued	-	-
Common stock, $.01 par value, 35,000,000 shares
authorized; 11,582,000 shares issued and
outstanding	115,820	115,820
Additional paid-in capital	7,245,713	7,245,713
Accumulated deficit	(7,546,261)	(7,358,708)
Treasury stock, at cost (798,918 shares of
common stock)	(69,383)	(69,383)

TOTAL STOCKHOLDERS' DEFICIT	(254,111)	(66,558)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,141	$35,913

See notes to consolidated financial statements

ALPHA-EN CORPORATION

(FORMERLY AVENUE ENTERTAINMENT GROUP, INC.)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$1,500	$6,311	$3,000	$8,487

General and administrative expenses	93,200	10,428	190,553	21,017

Net loss	$(91,700)	$(4,117)	$(187,553)	$(12,530)

Net loss per share - basic and diluted	$(0.01)	*	$(0.02)	*

Weighted average common shares outstanding -
basic and diluted	11,582,000	10,321,030	11,582,000	10,321,030

*	Less than $.01 per share

See notes to consolidated financial statements

ALPHA-EN CORPORATION

(FORMERLY AVENUE ENTERTAINMENT GROUP, INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash Flows From Operations
Net Loss	$(187,553)	$(12,530)
Adjustments to reconcile net loss to net cash
(used in) operating activities
Changes in operating assets and liabilities
Prepaid expenses	10,529	(30,878)
Accounts payable and accrued expenses	138,504	1,955

Net cash used in operating activities	(38,520)	(41,453)

Cash Flows From Financing Activities
Loan payable - officer	28,277	20,000
Due to related party	(3,000)	(8,486)
Proceeds from stock subscriptions receivable		29,293

Net cash provided by financing activities	25,277	40,807

Decrease in cash from operations	(13,243)	(646)

Cash - Beginning of period	23,562	1,448

Cash - End of period	$10,319	$802

See notes to consolidated financial statements.

ALPHA-EN CORPORATION

(Formerly Avenue Entertainment Group, Inc.)

Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Operations

alpha-En Corporation (formerly Avenue Entertainment Group, Inc.) (the “Company”) was incorporated in Delaware on March 7, 1997 and had operated through its wholly-owned subsidiaries, Avenue Pictures, Inc. and its subsidiaries (“Avenue Pictures”) and Wombat Productions, Inc. (“Wombat”).

From May 2, 2006, the Company has been inactive.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company's management discussion and analysis in the Company's Form 10-KSB for the year ended December 31, 2007. Interim results are not necessarily indicative of the results for a full year.

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

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3. Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred operating losses, has negative working capital and no operating cash flow and future losses are anticipated. The Company’s plan of operations, to raise equity financing, even if successful, may not result in cash flow sufficient to finance and expand its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Realization of assets is dependent upon future operations of the Company, which in turn is dependent upon management’s plans to meet its financing requirements and the success of its future operations. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue existence.

4. Common Stock

On June 9, 2008 the Company filed an amendment to the Certificate of Incorporation, increasing the aggregate number of authorized shares of its common stock from 15,000,000 to 35,000,000 shares and changed its name to alpha-En Corporation.

On July 3, 2008, subsequent to the increase in authorized shares of common stock, the Company issued 3,739,030 shares of the Company’s common stock to officers/directors, the remainder of the subscription agreement dated September 27, 2007, in exchange for $75,000 paid by cancellation of the loan payable – officer.

5. Income Taxes

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements as of June 30, 2008.

The Company's policy is to classify assessments, if any, for tax related interest as interest expenses and tax related penalties as general and administrative expenses.

6. Fair Value Measurements

Effective January 1, 2008, the Company adopted both SFAS No. 157 and SFAS No. 159 without any effect.

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157"), defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require the use of fair value measurements. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset of liability.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement 115” (“SFAS 159”), permits an entity to elect to measure various financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date.

7. Related Party Transactions

As of June 30, 2008, loan payable – officer was $75,845, payable on demand, with interest at 5%, per annum.

8. Private Placement

On June 13, 2008, the board of directors approved a private placement of up to 10,000,000 shares of common stock of the Company, at a purchase price of $.02, per share.

9. Subsequent Event

In July and August, the Company sold an aggregate of 2,500,000 shares of common stock of the Company in exchange for $50,000, of which 1,250,000 shares were to an officer/director.

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

On April 30, 2008, our board of directors and stockholders owning a majority of our outstanding shares of common stock, the only classes of our voting securities outstanding as of the record date, voted to approve an amendment to our certificate of incorporation to (a) increase the aggregate number of authorized shares of our common stock from 15 million to 35 million shares and (b) change our name to alpha-En Corporation. On June 9, 2008, we filed the certificate of amendment to our certificate of incorporation, thereby effecting the changes. Pursuant to the corporate name change, effective July 22, 2008, our company’s trading symbol was changed from “PIXG” to “ALPE.”

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Operations for the three months ended June 30, 2008 and 2007 are not comparable because, commencing in the second half of 2007, we started the process of bringing our SEC filings current whereas in early 2007, the company was dormant.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Operations for the six months ended June 30, 2008 and 2007 are not comparable because, commencing in the second half of 2007, we started the process of bringing our SEC filings current whereas in early 2007, the company was dormant.

Liquidity and Capital Resources

As of June 30, 2008, we had negative working capital of $178,266 compared to negative working capital of $5,922 at June 30, 2007.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and six months ended June 30, 2008. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Fair Value of Financial Instruments

Our carrying values of accounts payable and accrued liabilities and due to related party approximate their fair values because of the short-term maturity of these instruments.

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

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2008, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities during the Three Months ended June 30, 2008

There were no sales of unregistered securities during the three months ended June 30, 2008.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

On April 30, 2008, stockholders owning a majority of our outstanding shares of common stock, the only classes of our voting securities outstanding as of the record date, voted by written consent to approve an amendment to our certificate of incorporation to (a) increase the aggregate number of authorized shares of our common stock from 15 million to 35 million shares and (b) change our name to alpha-En Corporation. The stockholder consent was signed by holders of 7,283,944 shares (or 62.9%) of the 11,582,000 shares that were entitled to be voted on these matters.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The exhibits listed in the following Exhibit Index are filed as part of this quarterly report.

Exhibit Number and Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation.

3.3	By Laws. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
_____________

(1)	Incorporated by reference to the exhibits included with our registration of securities on Form 10-SB, filed with the U.S. Securities and Exchange Commission on April 10, 1997.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 2008

ALPHA-EN CORPORATION

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer
(principal executive officer; principal financial and accounting officer)