Form 10-Q
period 2008-09-30
AVENUE ENTERTAINMENT GROUP INC /DE/
filed 2008-11-14
CIK 1023298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

 As of November 14, 2008, the registrant had 22,156,280 outstanding shares of common stock.

Alpha-En Corporation
(Formerly Avenue Entertainment Group, Inc. and Subsidiaries)
Index to Consolidated Financial Statements

Page
Consolidated Balance Sheet as of September 30, 2008 (Unaudited)
and December 31, 2007	2

Consolidated Statement of Operations for the three and
nine months ended September 30, 2008 and 2007 (unaudited)	3

Consolidated Statement of Cash Flows for the nine
months ended September 30, 2008 and 2007 (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	5

ALPHA-EN CORPORATION
(FORMERLY AVENUE ENTERTAINMENT GROUP, INC.)
CONSOLIDATED BALANCE SHEET

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets
Cash	$18,115	$23,562
Prepaid Expenses	-	12,351

TOTAL ASSETS	$18,115	$35,913

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$150,005	$36,481
Due to related party	15,422	18,422

Total Current Liabilities	165,427	54,903
Loan payable - officer	3,565	47,568

TOTAL LIABILITIES	168,992	102,471

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 2,000,000 shares
authorized; none issued	-	-
Class B common stock, no par value, 1,000,000 shares
authorized; none issued	-	-
Common stock, $.01 par value, 35,000,000 shares
authorized; 19,796,030 and 11,582,000 shares issued and
outstanding as of September 30, 2008 and 2008, respectively	197,960	115,820
Additional paid-in capital	7,327,853	7,245,713
Accumulated deficit	(7,577,807)	(7,358,708)
Stock subscription receivable	(29,500)	-
Treasury stock, at cost (798,918 shares of
common stock)	(69,383)	(69,383)

TOTAL STOCKHOLDERS' DEFICIT	(150,877)	(66,558)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,115	$35,913

See notes to consolidated financial statements

ALPHA-EN CORPORATION
(FORMERLY AVENUE ENTERTAINMENT GROUP, INC.)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$-	$1,295	$3,000	$9,782

General and administrative expenses	31,546	35,099	222,099	56,116

Net loss	$(31,546)	$(33,804)	$(219,099)	$(46,334)

Net loss per share - basic and diluted	*	*	$(0.02)	*

Weighted average common shares outstanding -
basic and diluted	19,047,370	10,362,149	14,070,457	10,334,887

* Less than $.01 per share

See notes to consolidated financial statements

ALPHA-EN CORPORATION
(FORMERLY AVENUE ENTERTAINMENT GROUP, INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash Flows From Operations
Net loss	(219,099)	(46,334)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	12,351	(28,657)
Accounts payable and accrued expenses	113,524	1,956

Net cash used in operating activities	(93,224)	(73,035)

Cash Flows From Financing Activities
Increase in loans payable - officer	30,777	46,895
Decrease in due to related party	(3,000)	(9,782)
Proceeds from sales of common stock (net of
subscriptions receivable of $29,500 in 2008
and $25,000 in 2007)	60,000	34,986

Net cash provided by financing activities	87,777	72,099

Decrease in cash from operations	(5,447)	(936)

Cash - Beginning of period	23,562	1,448

Cash - End of period	$18,115	$512

Noncash Transaction:
Common stock issued in exchange for
cancellation of loan - payable officer	$74,780

See notes to consolidated financial statements.

Alpha-En Corporation
Notes to Consolidated Financial Statements
September 30, 2008
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

4. Common Stock

On July 3, 2008, subsequent to the increase in authorized shares of common stock, the Company issued 3,739,030 shares of the Company’s common stock to officers/directors, from the remainder of the subscription agreement dated September 27, 2007, in exchange for approximately $75,000 paid by the cancellation of the loan payable-officer.

On June 13, 2008, the Board of Directors approved a private placement of up to 10,000,000 shares of common stock of the Company at a purchase price of $.02 per share.

Under the private placement, in July and August 2008, the Company sold an aggregate of 3,000,000 shares of common stock for $60,000. In addition, on July 15, 2008, the Company sold 1,475,000 shares of common stock to an officer/director for a subscription receivable of $29,500.

On October 15, 2008, an additional 3,025,000 shares of the Company’s common stock were sold to the officer/director under the private placement.

6. Fair Value Measurements

Effective January 1, 2008, the Company adopted both SRAS 157 and SFAS 159 without any effect.

Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS157), defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require the use of fair value measurements. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset of liability.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115” (“SFAS 159”), permits an entity to elect to measure various financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date.

7. Related Party Transactions

As of September 30, 2008, Loan payable – officer was $3,564, payable on demand, with interest at 5%, per annum.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Operations for the three months ended September 30, 2008 and 2007 are not comparable because, commencing in late 2007, we started the process of bringing our SEC filings current whereas during most of 2007, the company was dormant.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Operations for the nine months ended September 30, 2008 and 2007 are not comparable because, commencing in late 2007, we started the process of bringing our SEC filings current whereas during most of 2007, the company was dormant.

Liquidity and Capital Resources

As of September 30, 2008, we had negative working capital of $147,312 compared to negative working capital of $14,726 at September 30, 2007.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and nine months ended September 30, 2008. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2008, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities during the Three Months ended September 30, 2008

In the quarter ended September 30, 2008, we sold an aggregate of 3,000,000 shares of our common stock for $60,000, or $.02 per share, to 4 accredited investors. Of these shares, 1,250,000 were purchased by Steven M. Payne, our President, 500,000 were purchased by George McKeegan, our Vice President and Secretary, and 1,475,000 were purchased by Jerome I. Feldman, our Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer under a subscription agreement.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The exhibits listed in the following Exhibit Index are filed as part of this quarterly report.

Exhibit Number and Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation. (2)

3.3	By Laws. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference to the exhibits included with our registration of securities on Form 10-SB, filed with the U.S. Securities and Exchange Commission on April 10, 1997.

(2)	Incorporated by reference to the exhibits included with our quarterly report on Form 10-Q, filed with the U.S. Securities and Exchange Commission on August 14, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 2008

ALPHA-EN CORPORATION

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer
(principal executive officer; principal financial and accounting officer)