Form 10-K
period 2008-12-31
alpha-En Corp
filed 2009-03-26
CIK 1023298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file no.:  001-12885

alpha-En Corporation
(Exact Name of Registrant in its Charter)

Delaware	95-4622429
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

120 White Plains Road
Tarrytown, New York	10591
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (914) 631-5265

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                               Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.                                                                                                                                               Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-BK is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of June 30, 2008, was approximately $171,923.

As of March 25, 2009, 23,156,280 shares of the registrant’s common stock were issued and outstanding.

Documents Incorporated by Reference:  None

alpha-En Corporation

2008 FORM 10-K

TABLE OF CONTENTS

PART I

ITEM 1.  Business

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks factors that may affect our business, financial condition, results of operations and prospects.

Initial Business Development

alpha-En Corporation (formerly Avenue Entertainment Group, Inc.) (“we,” “our,” “us” and similar phrases refer to alpha-En Corporation) is a Delaware corporation. We were originally called Wombat Productions when our company was founded in 1969 by Gene Feldman and his wife, Suzette St. John Feldman. Until our September 1996 business combination described below, our primary focus had been the production of one-hour profiles of Hollywood stars.

In September 1996, pursuant to a Share Exchange Agreement among Cary Brokaw, Avenue Pictures, Inc. and The CineMasters Group, Inc., CineMasters acquired all of the outstanding capital stock of Avenue Pictures from Mr. Brokaw, who was then the sole stockholder of Avenue Pictures, in exchange for 1,425,000 shares of CineMasters common stock.

Following that business combination, the board of directors and stockholders of CineMasters approved a transaction pursuant to which (i) all of the assets of the Wombat Productions division of CineMasters were transferred, subject to all related liabilities and obligations, to its newly-formed, wholly-owned Delaware subsidiary Wombat Productions, Inc., (ii) CineMasters was merged with and into our company (its newly-formed, wholly-owned Delaware subsidiary), with our company being the surviving corporation in the merger, and (iii) each stockholder of CineMasters received an equal number of shares of common stock of our company in exchange for each share of capital stock of CineMasters held by such stockholder immediately prior to the effective time of the transaction. As a result of the transaction, Avenue Pictures became a wholly-owned subsidiary of ours. At the time of the business combination transaction, we changed our name to Avenue Entertainment Group, Inc.

From September 1996 to September 2005, we were an independent entertainment company that produced feature films, television films, series for televisions, made-for-television/cable movies and one-hour-profiles of Hollywood stars, both domestically and internationally.

Discontinuance of Active Business Operations

Our company cut back daily operations in late 2005 and essentially ceased daily operations in May 2006.  In September 2005, we sold certain assets to Cary Brokaw Productions, and subsequently ceased the business of producing feature films, television films and made-for-television/cable movies.  This sale was approved by our board of directors and stockholders owning more than 50% of our outstanding shares at the time of the sale.  Cary Brokaw also resigned from our board and as our Chief Executive Officer, President and Chief Financial Officer.  Gene Feldman assumed certain duties previously held by Mr. Brokaw, including becoming our Chairman of the Board.  In May 2006, Gene Feldman was diagnosed with lymphoma and resigned from this position.  On August 25, 2006, Gene Feldman passed away.

Current Operations

On September 1, 2006, Gene Feldman’s nephew, Michael D. Feldman, stepped in to become our Chief Executive Officer and Chairman of the Board, and Jerome I. Feldman, Gene Feldman’s brother and  Michael D. Feldman’s father, became our Chief Financial Officer, Treasurer and Vice Chairman of the Board.  From the date of Gene Feldman’s resignation through the date we entered into a Technology License Agreement (as described below), we have been substantially inactive.  All monies disbursed by us from 2006 through January 2009 were used to pay the previously-incurred accounting fees and for the payment of directors and officers’ insurance premiums.  During that period, we have had no employees and our board of directors has not met.

Effective May 2006, we sold our remaining assets to the estate of Gene Feldman, pursuant to an agreement between Gene Feldman and us in early 2006; however, the actual closing of the transaction did not occur until January 2007.  This sale was approved by our board of directors and stockholders owning more than 50% of our outstanding shares at the time of the sale.

On April 30, 2008, our board of directors and stockholders owning a majority of our outstanding shares of common stock voted to approve an amendment to our certificate of incorporation to (a) change our corporate name to alpha-En Corporation, and (b) increase the aggregate number of our authorized shares of common stock from 15,000,000 shares to 35,000,000 shares.  On June 9, 2008, we filed the certificate of amendment to our certificate of incorporation, effecting these changes.  Pursuant to the corporate name change, effective July 22, 2008, our company’s trading symbol was changed from “PIXG” to “ALPE.”

Metallic Lithium Technology License

On February 25, 2009, we entered into a Technology License Agreement with the Amendola Family Trust, a trust created by Steven Amendola.  Pursuant to the License Agreement, we acquired an exclusive, worldwide, perpetual license to use certain proprietary technology for manufacturing metallic lithium for use in batteries and other fields.  We believe this technology allows for the manufacture of metallic lithium more efficiently and more inexpensively than current methods.  Lithium batteries are used in cell phones, digital cameras, i-pods and many other high technology devices and applications.

More broadly, the License Agreement grants to us the rights to use, further license, sublicense and subcontract the technology to third parties for the purification, manufacture, purchase of components, quality inspection, assembly, testing, installation, commissioning and operation of the manufacturing process and sale of metallic lithium in or for batteries and related devices and other fields.  A patent application relating to the licensed technology is pending.

In consideration for the license grant, we issued 1,000,000 shares of our common stock to the Amendola Family Trust, and have agreed to pay the licensor a royalty of (i) $1.00 per kilogram of lithium product manufactured and sold, and (ii) in the event sodium is produced out of the manufacture of lithium, $0.10 per kilogram of sodium manufactured and sold.  The royalty is payable by us quarterly and subject to audit rights by the licensor.

Additionally, we have agreed to issue to the Amendola Family Trust a further 2,000,000 shares of our common stock, but which shares are restricted and subject to forfeiture if there has not been at least $1,000,000 in total commercial sales of licensed products by February 25, 2012 (three years after the date of the License Agreement).

We have also agreed to issue to the Amendola Family Trust, an option, exercisable only in the event commercial sales reach $1,000,000 as noted above and for five years after the date of the License Agreement, to purchase up to such number of shares of our common stock (“option shares”) such that the option shares, when added to the number of shares of common owned by the Amendola Family Trust or any of its affiliates prior to exercise of the option, will be equal to 19% of the total number of outstanding shares of our common stock after the exercise of the option, at an exercise price that is the same price as then current sales by us of our shares during the term of the License Agreement.

Steven Amendola, the executor of the Amendola Family Trust, has 25 years of scientific experience focused on metalergy, chemistry and alternate energy.  He holds more than 20 issued patents in these fields with others currently pending.  Mr. Amendola developed the basic technology used by Millenium Cell, Inc. (a hydrogen development company) and is currently founder and Chief Executive Officer of RSI Silicon Products LLC (a silicon cell manufacturer for solar energy).

We expect our future operations will be centered around metallic lithium battery technology (an estimated market in excess of $1.0 billion according to independent industry sources).  No assurance can be given, however, that we will be successful in these efforts.

It is our intention to develop pilot manufacturing of metallic lithium and from such production, manufacture sufficient material to insure the quality, test the marketing and commence initial pilot sales.  We would lease manufacturing space at the facilities of RSI Silicon Products LLC in Easton, Pennsylvania.  It would be necessary to raise sufficient funds to commence such pilot manufacturing over the next six months and it would be the responsibility of management to initiate such financing.  We would hire technical and operational support personnel as necessary to reach appropriate staffing levels at such time.

Metallic lithium is distinguishable from other existing forms of battery technology in that it has a higher energy density than zinc or nickel compounds used in conventional batteries.  The market for metallic lithium is now in excess of $1.0 billion according to independent industry sources and, we believe, steadily increasing.  There are a number of much larger and more established firms in the business of manufacturing metallic lithium.  It is our belief that utilizing our new patent pending process we would have a significant advantage in manufacturing costs over the existing companies in the field, although no assurance can be given.  This process has only been proven in the laboratory and will have its initial pilot production later in 2009.

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

We have no relevant operating history; we have accumulated and working capital deficits; we are only in an initial commercialization stage with technology that is unproven on a large-scale commercial basis; and there is going concern disclosure in our independent auditors' report.

Our company cut back daily operations in late 2005 and essentially ceased daily operations in May 2006.  Through January 2009, we have been substantially inactive.  In February 2009, we entered into a Technology License Agreement and expect our future operations will be centered around this licensed metallic lithium battery technology.  Accordingly, we have no relevant operating history upon which an evaluation of our performance and prospects can be made.  We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of market acceptance, failure to establish business relationships and competitive disadvantages as against larger and more established companies.  The report of our independent auditors with respect to our financial statements included in this report includes a "going concern" qualification, indicating that our significant operating losses and deficits in working capital and stockholders' equity raise substantial doubt about our ability to continue as a going concern.

We have generated no revenues over the past three years, and will not generate any meaningful revenues until after we successfully commercialize our technology to manufacture metallic lithium, of which no assurance can be given. As of December 31, 2008, we had a working capital deficit of $130,484 and an accumulated deficit of $7,647,414.  Since December 31, 2008, we have continued to incur significant losses and anticipate that we may continue to incur significant losses in 2009 and beyond.  There can be no assurance as to whether or when we will generate meaningful revenues or achieve profitable operations.

The metallic lithium battery technology that we have licensed has never been utilized on a large-scale basis, and there can be no assurance that this technology will perform successfully on a large-scale commercial basis or that it will be profitable for us.  All of the tests conducted to date by us with respect to our new process and technology have been proven in the laboratory only, and there can be no assurance that the same or similar results could be obtained on a large-scale commercial basis.  Additionally, our ability to operate our business successfully will depend on a variety of factors, many of which are outside our control, including competition, cost and availability of strategic components, changes in governmental initiatives and requirements, changes in regulatory requirements, and the costs associated with commencing pilot manufacturing at a third-party site.

There remains uncertainty of any market acceptance of our technology to manufacture metallic lithium.

Many prospective users of metallic lithium have already committed substantial resources to other existing forms of battery technology.  Our growth and future financial performance will depend on our ability to demonstrate to prospective users the technical and economic advantages of our technology to manufacture metallic lithium over alternative technologies.  There can be no assurance that we will be successful in this effort.  Furthermore, it is possible that competing technologies may be perceived to have, or may actually have, certain advantages over our technology or metallic lithium in general for certain industries or applications.

Our technology is licensed and its patent is pending; therefore, protection of our technology is unpredictable at this time.

We license our technology from the Amendola Family Trust, which has filed a patent application on the technology in its name.  We own no patents ourselves.  Our success depends, in part, on our ability to maintain trade secrecy protection, and operate without infringing on the proprietary rights of third parties.  There can be no assurance that the Amendola Family Trust’s pending patent application will be approved, that the Technology License Agreement between us and the Amendola Family Trust will provide us with competitive advantages or will not be challenged by third parties or that the patents of others will not have an adverse effect on our ability to conduct our business.  Furthermore, there can be no assurance that others will not independently develop similar or superior technologies, or duplicate elements of our technology.  It is possible that we may need to acquire licenses to, or to contest the validity of, issued or pending patents of third parties relating to metallic lithium.  There can be no assurance that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest.  In addition, we could incur substantial costs in defending ourselves in suits brought against us or in bringing patent suits against other parties.

In addition to patent protection, we also rely on trade secrets, proprietary know-how and technology which we seek to protect, in part, by confidentiality agreements with our prospective working partners and collaborators, employees and consultants.  There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others.

We have a royalty payment obligation based on sales, regardless of whether we are profitable.

Pursuant to the Technology License Agreement between us and the Amendola Family Trust, we agreed to pay the licensor a royalty of (i) $1.00 per kilogram of lithium product manufactured and sold, and (ii) in the event sodium is produced out of the manufacture of lithium, $0.10 per kilogram of sodium manufactured and sold.  Payment of such royalty to the Amendola Family Trust is based on our sales revenue and is not related to or contingent upon our attaining profitability or positive cash flow.  As a result, such payment will adversely affect operating results and divert cash resources from use in our business, and possibly at times when our liquidity and access to funding may be limited.

We have a need for additional financing in the foreseeable future.

During the past three years, financing for all of our activities has been provided in the form of direct equity investments and advances from our officers and directors.  Our future capital requirements could vary significantly and will depend on certain factors, many of which are not within our control.  These include the ongoing development and testing of our technology to manufacture metallic lithium, the nature and timing of prospective commercial projects and permits required and the availability of financing.  In the battery market, we may not be able to enter into favorable business collaborations and might thus be required to seek project contracts for our own account.  If such efforts were successful, we would be required to make significant expenditures on personnel and capital equipment which would require significant financing.  In addition, our lack of operational experience and limited capital resources could make it difficult, if not highly unlikely, to successfully secure major projects.  In such event, our business development could be limited to smaller commercial projects with significantly lower potential for profit.

In addition, the expansion of our business will require the commitment of significant capital resources toward the hiring of technical and operational support personnel and the development of a manufacturing and testing facility.  In the event we are presented with one or more significant projects, individually or in conjunction with collaborative working partners, we may require additional capital to take advantage of such opportunities.  There can be no assurance that such financing will be available or, if available, that it will be on favorable terms.  If adequate financing is not available, we may be required to delay, scale back or eliminate certain of our research and development programs, to relinquish rights to certain of our technologies, or to license third parties to commercialize technologies that we would otherwise seek to develop ourselves.  To the extent we raise additional capital by issuing equity securities, stockholders will be diluted.

We face competition and technical alternatives in the overall battery market.

We anticipate that our primary market will be for metallic lithium batteries.  We have had limited experience in manufacturing and marketing our technology and have not previously had any employees or personnel whose primary responsibilities consisted of these functions.  Other participants include several large domestic and international companies and numerous small companies, many of whom have substantially greater financial and other resources and more manufacturing, marketing and sales experience than we do.  In addition, as metallic lithium technology evolves, there exists the possibility that our technology may be rendered obsolete by one or more competing technologies.  Any one or more of our competitors, or one or more other enterprises not presently known to us, may develop technologies which are superior to our technology.  To the extent that our competitors are able to offer more cost-effective alternatives, our ability to compete could be materially and adversely affected.

There can be no assurance that we will enter into collaborative agreements or projects utilizing our technology in the future.

We propose to pursue opportunities in the battery market through collaborative joint working arrangements with companies that have a significant presence in well-established industries or markets, and that can introduce our technology to industry participants.  However, neither we nor any of our prospective collaborative joint working partners have secured any project contracts.  There can be no assurance that we will enter into any definitive joint project arrangements with our prospective working partners or others, or that any such definitive arrangements will be on terms and conditions that will enable us to generate profits.  Furthermore, even if we are successful in obtaining one or more project awards, such projects may be curtailed or eliminated, or other problems may arise, which could materially adversely affect our business, financial condition and results of operations.

We depend on senior management and other personnel to run our business.

We are dependent on the efforts of our senior management, particularly Jerome I. Feldman, our Chairman and Chief Financial Officer, and Steven M. Payne, our President.  We do not have employment agreements with them or have key-man life insurance policies on the lives of such individuals to compensate us for the loss of any of such individuals.  The loss of the services of any one or more of such persons may have a material adverse effect on our company.

Our future success will depend in large part upon our ability to attract and retain skilled scientific, management, operational and marketing personnel.  Other than Messrs. Feldman and Payne, we do not currently have any employees or personnel whose responsibilities are focused primarily in these fields.  We face competition for hiring such personnel from other companies.  There can be no assurance that we will be successful in attracting and retaining such personnel.

We will need to comply with government regulations, which can be costly and time-consuming.

We and our customers may be required to comply with a number of federal, state and local laws and regulations in the areas of safety, health and environmental controls, including without limitation, the Resource Conservation and Recovery Act (RCRA), as amended, and the Occupational Safety and Health Act of 1970 (OSHA), which may require us, our prospective working partners or our customers to obtain permits or approvals to manufacture and utilize metallic lithium.  There is no assurance that such required permits and approvals will be obtained or maintained.  Furthermore, particularly in the battery market, we may be required to conduct performance and operating studies to assure government agencies that our technology does not pose environmental risks.  There is no assurance that such studies, if successful, will not be more costly or time-consuming than anticipated.  Further, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended, or are interpreted or enforced differently, we, our prospective working partners and/or our customers may be required to meet stricter standards of operation and/or obtain additional operating permits or approvals.  There can be no assurance that we will meet all of the applicable regulatory requirements.  Failure to obtain such permits, or otherwise to comply with such regulatory requirements, could have a material adverse effect on our business, financial condition and results of operations.

We are controlled by a small number of “insider” stockholders.

Our directors and executive officers currently beneficially own approximately 57.9% of our outstanding common stock.  Michael D. Feldman, our former Chief Executive Officer and the son of Jerome I. Feldman, our Chairman and Chief Financial Officer, currently beneficially owns approximately 16.3% of our outstanding common stock.  Accordingly, through their collective ownership of approximately 74.2% of our outstanding common stock, if they act together, they will be able to control the voting of our shares at all meetings of stockholders and, because the common stock does not have cumulative voting rights, will be able to determine the outcome of the election of all of our directors and determine corporate and stockholder action on other matters.

We have no plans to pay dividends.

We have never paid any dividends on our common stock, and have no plans to pay dividends on our common stock in the foreseeable future.

It is likely that our common stock price will be volatile.

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performances of specific companies.  Announcements of new technologies and changing policies and regulations of the federal government and state governments and other external factors, as well as potential fluctuations in our financial results, may have a significant impact on the price of our stock.

Our charter contains some anti-takeover provisions that may inhibit a takeover.

The provisions in our certificate of incorporation relating to a classified board of directors and delegation to the board of directors of rights to determine the terms of preferred stock may have the effect not only of discouraging attempts by others to buy us, but also of making it more difficult or impossible for existing stockholders to make management changes.  A classified board, which is made up of directors elected for staggered terms, while promoting stability in board membership and management, also moderates the pace of any change in control of our board of directors by extending the time required to elect a majority, effectively requiring action in at least two annual meetings.  The ability of our board of directors to determine the terms of preferred stock, while providing flexibility in connection with possible business purchases and other corporate purposes, could make it more difficult for a third party to secure a majority of our outstanding common stock.  Additionally, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.  Section 203 could have the effect of delaying or preventing a change of control.

ITEM 1B.  Unresolved Staff Comments

None

ITEM 2.  Properties

We maintain an executive office in Tarrytown, New York, in the offices of Jerome I. Feldman, our Chairman and Chief Financial Officer.  We are not currently required to make any payments to Mr. Feldman for our office.

ITEM 3.  Legal Proceedings

We are not currently a party to any pending or threatened litigation.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was quoted on the OTC Bulletin Board from April 25, 2001 to April 22, 2007, and then on the Pink Sheets, under the symbol “PIXG.”  Following our name change on June 9, 2008, our trading symbol was changed to “ALPE” effective July 22, 2008.  The following table sets forth the high and low closing prices for our common stock on the OTC Bulletin Board and then the Pink Sheets for the years ended December 31, 2008 and 2007.

	Year ended December 31,
Quarter	2008		2007
	High	Low	High	Low
First	$.06	$.035	$.24	.035
Second	.05	.04	.09	.045
Third	.07	.04	.08	.05
Fourth	.10	.04	.06	.03

For the period from January 1, 2009 to March 20, 2009, the high and low closing prices for our common stock were $.25 and $.09, respectively.

Holders

The number of record holders of our common stock as of December 31, 2008, was approximately 153. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities other than as reported in prior reports on Forms 10-K, 10-Q or 8-K.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not repurchase any shares of our common stock during the fourth quarter of 2008.

ITEM 6.  Selected Financial Data

Not applicable

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Our company cut back daily operations in late 2005 and essentially ceased daily operations in May 2006.  In September 2005, we sold certain assets to Cary Brokaw Productions, and subsequently ceased the business of producing feature films, television films and made-for-television/cable movies.  Cary Brokaw also resigned from our board and as our Chief Executive Officer, President and Chief Financial Officer.  Gene Feldman assumed certain duties previously held by Mr. Brokaw, including becoming our Chairman of the Board.

In May 2006, Gene Feldman was diagnosed with lymphoma and resigned from his position with us.  On August 25, 2006, Gene Feldman passed away. On September 1, 2006, Mr. Feldman’s nephew, Michael D. Feldman, stepped in to become our Chief Executive Officer and Chairman of the Board, and Jerome I. Feldman, Gene Feldman’s brother and  Michael D. Feldman’s father, became our Chief Financial Officer, Treasurer and Vice Chairman of the Board.  From the date of  Gene Feldman’s resignation through the date we entered into a Technology License Agreement (as described below), we have been substantially inactive.  All monies disbursed by us from 2006 through January 2009 were used to pay the previously-incurred accounting fees and for the payment of directors and officers’ insurance premiums.  During that period, we have had no employees and our board of directors has not met.

Effective May 2006, we sold our remaining assets to the estate of Gene Feldman, pursuant to an agreement between Gene Feldman and us in early 2006; however, the actual closing of the transaction did not occur until January 2007.

Metallic Lithium Technology License

On February 25, 2009, we entered into a Technology License Agreement with the Amendola Family Trust, a trust created by Steven Amendola.  Pursuant to the License Agreement, we acquired an exclusive, worldwide, perpetual license to use certain proprietary technology for manufacturing metallic lithium for use in batteries and other fields.  We believe this technology allows for the manufacture of metallic lithium more efficiently and more inexpensively than current methods.  Lithium batteries are used in cell phones, digital cameras, i-pods and many other high technology devices and applications.

More broadly, the License Agreement grants to us the rights to use, further license, sublicense and subcontract the technology to third parties for the purification, manufacture, purchase of components, quality inspection, assembly, testing, installation, commissioning and operation of the manufacturing process and sale of metallic lithium in or for batteries and related devices and other fields.  A patent application relating to the licensed technology is pending.

In consideration for the license grant, we issued 1,000,000 shares of our common stock to the Amendola Family Trust, and have agreed to pay the licensor a royalty of (i) $1.00 per kilogram of lithium product manufactured and sold, and (ii) in the event sodium is produced out of the manufacture of lithium, $0.10 per kilogram of sodium manufactured and sold.  The royalty is payable by us quarterly and subject to audit rights by the licensor.

Additionally, we have agreed to issue to the Amendola Family Trust a further 2,000,000 shares of our common stock, but which shares are restricted and subject to forfeiture if there has not been at least $1,000,000 in total commercial sales of licensed products by February 25, 2012 (three years after the date of the License Agreement).

We have also agreed to issue to the Amendola Family Trust, an option, exercisable only in the event commercial sales reach $1,000,000 as noted above and for five years after the date of the License Agreement, to purchase up to such number of shares of our common stock (“option shares”) such that the option shares, when added to the number of shares of common owned by the Amendola Family Trust or any of its affiliates prior to exercise of the option, will be equal to 19% of the total number of outstanding shares of our common stock after the exercise of the option, at an exercise price that is the same price as then current sales by us of our shares during the term of the License Agreement.

We expect our future operations will be centered around metallic lithium battery technology (an estimated market in excess of $1.0 billion according to independent industry sources).  No assurance can be given, however, that we will be successful in these efforts.

It is our intention to develop pilot manufacturing of metallic lithium and from such production, manufacture sufficient material to insure the quality, test the marketing and commence initial pilot sales.  We would lease manufacturing space at the facilities of RSI Silicon Products LLC in Easton, Pennsylvania.  It would be necessary to raise sufficient funds to commence such pilot manufacturing over the next six months and it would be the responsibility of management to initiate such financing.  We would hire technical and operational support personnel as necessary to reach appropriate staffing levels at such time.

Metallic lithium is distinguishable from other existing forms of battery technology in that it has a higher energy density than zinc or nickel compounds used in conventional batteries.  The market for metallic lithium is now in excess of $1.0 billion according to independent industry sources and, we believe, steadily increasing.  There are a number of much larger and more established firms in the business of manufacturing metallic lithium.  It is our belief that utilizing our new patent pending process we would have a significant advantage in manufacturing costs over the existing companies in the field, although no assurance can be given.  This process has only been proven in the laboratory and will have its initial pilot production later in 2009.

Results of Operations

Year ended December 31, 2008 Compared to Year Ended December 31, 2007

As described in this report, we had no active operations in either 2008 or 2007.

Liquidity and Capital Resources

As of December 31, 2008, we had negative working capital of $130,484, compared to working capital of $119,769 at December 31, 2007.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2008 and 2007.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Application of Critical Accounting Policies and Estimates

The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are as follows:

Consolidated Financial Statements.  Our consolidated financial statements include the accounts our company and our wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Fair Value of Financial Instruments.  Our carrying values of cash, loan payable and due to related party approximate their fair values because of the short-term maturity of these instruments.

Revenue Recognition.  Participation rights related to both sales of assets are recognized as earned and reported by the purchasers of both assets.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates had included those had related to valuation of accounts receivable, film costs and accrued expenses.

Income (Loss) per Common Share.  Basic net income (loss) per share was computed by dividing the net income (loss) for the period by the basic weighted average number of shares outstanding during the period. Diluted net income (loss) per share was computed by dividing the net income (loss) for the period by the weighted average number and any potentially dilutive securities outstanding during the period.

Share-Based Compensation.  We recognize compensation expense for all share-based payment awards made to employees, directors and others based on the estimated fair values on the date of the grant. Options are valued using the Black-Scholes Option-Pricing Model using the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the warrants and the expected volatility of our common stock. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Compensation-Revised,” without a material effect.

Deferred Income Taxes.  Deferred income taxes are provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse.  A valuation allowance is provided when it is more likely than not, that the deferred tax asses will not be realized.

Recently-Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141R), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, we would be required to report any noncontrolling interests as a separate component of stockholders’ equity. We would also be required to present any net income allocable to noncontrolling interests and net income attributable to stockholders of ours separately in our consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 8.  Financial Statements and Supplementary Data

Our audited financial statements for the years ended December 31, 2008 and 2007 are included as a separate section of this report beginning on page F-1.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

ITEM 9A.  Controls and Procedures

Our management, including our President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2008 were not effective, due to the material weaknesses discussed below, to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission COSO). Based on our assessment and the criteria set forth by COSO, our management believes that we did not maintain effective internal control over financial reporting as of December 31, 2008 due to the material weaknesses discussed below.

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

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The following table shows the positions held by our board of directors and executive officers, and their ages, as of March 25, 2009:

Name	Age	Position

Jerome I. Feldman	80	Chairman of the Board, Chief Financial Officer and Treasurer

Steven M. Payne	54	President and Director

George McKeegan	60	Vice President, Secretary, Treasurer and Director

Ogden Reid	83	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Jerome I. Feldman became our Chairman of the Board on December 8, 2008 (he previously was the Vice Chairman) and has been a member of our board of directors and our Chief Financial Officer and Treasurer since September 2006. Mr. Feldman founded GP Strategies Corporation in 1959 and served as Chief Executive Officer from 1959 until April 2005, Chairman of the Board from 1999 until April 2005 and President from 1959 until 2001. He has been Chairman of the Board of Five Star from 1994 until June 2007, a director of GSE since 1994, Chairman of the Board of GSE since 1997 and Chairman of the Board and Chief Executive Officer of NPDC from 2004 until June 2007. He was a director of Valera from January 2005 until April 2007.  Mr. Feldman is also Chairman of the New England Colleges Fund and a Trustee of Northern Westchester Hospital Foundation. He has a B.A. degree from Indiana University and an LL.B degree from New York University. Mr. Feldman is a Class III Director.

Steven M. Payne has been our President and a member of our board of directors since May 2006. Since 1976, Mr. Payne has served as President and CEO of Quatro Foods Inc., a food service enterprise. He is a director and past Board President of Carbondale Main Street, Inc., a local downtown redevelopment corporation, and a director of the Southern Illinois Entrepreneurship and Business Development Center at Southern Illinois University in Carbondale, Illinois. Mr. Payne is also President of 13 West LLC, a developer and operator of Mini Storage facilities. He attended Southern Illinois University.  Mr. Payne is a Class I Director.

George McKeegan has been our Vice President, Secretary and a member of our board of directors since May 2006. Since 1986, Mr. McKeegan has led McKeegan & Shearer, P.C., a law firm engaged in the general practice of civil law, and specializing in litigation and corporate counseling.  Prior to that, he served as Vice President at Citibank, N.A. and as an Assistant District Attorney with the New York County District Attorney’s Office. He received a B.A. degree from Fordham College and a J.D. degree from the University of Michigan, Ann Arbor.  Mr. McKeegan is a Class III Director.

Ogden Reid became a member of our board of directors on December 8, 2008.  He previously served as a director and Chairman of the Audit Committee of GP Strategies Corporation, a New York Stock Exchange-listed company, from 2002 to 2006. His professional life included service as a six-term Congressman from Westchester, New York, as Ambassador to Israel and as Commissioner of the New York State Department of Conservation. Mr. Reid is a graduate of Yale University.  Mr. Reid is a Class II Director.

Effective February 9, 2009, Michael D. Feldman, our previous Chairman and Chief Executive Officer, resigned from our board of directors and as an executive officer to pursue other business interests.

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

Family Relationships

There are no family relationships among our current directors and executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Rules adopted by the SEC under Section 16(a) of the Exchange Act, require our officers and directors, and persons who own more than 10% of the issued and outstanding shares of our equity securities, to file reports of their ownership, and changes in ownership, of such securities with the SEC on Forms 3, 4 or 5, as appropriate. Such persons are required by the regulations of the SEC to furnish us with copies of all forms they file pursuant to Section 16(a). We believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2008.

ITEM 11.  Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year and prior fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer, Chief Financial Officer and two other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2008:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation (4)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D. Feldman	2008	—	—	—	—	—	—	—	—
Former Chief Executive Officer and Chairman	2007	—	—	—	—	—	—	—	—

Jerome I. Feldman	2008	—	—	—	—	—	—	—	—
Chief Financial Officer, Treasurer and Chairman	2007	—	—	—	—	—	—	—	—

Steven M. Payne	2008	—	—	—	—	—	—	—	—
President	2007	—	—	—	—	—	—	—	—

Gene Feldman	2008	—	—	—	—	—	—	—	—
Former Chief Executive Officer, President, Chief Financial Officer and Chairman (1)	2007	—	—	—	—	—	—	—	—

(1)	Gene Feldman served as our Chief Executive Officer, President and Chief Financial Officer until May 2006 and as our Chairman of the Board until he passed away in August 2006.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards outstanding at December 31, 2008, for each of the executive officers named in the Summary Compensation Table above:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D. Feldman Former Chief Executive Officer and Chairman	—	—	—	—	—	—	—	—	—

Jerome I. Feldman Chief Financial Officer, Treasurer and Chairman	—	—	—	—	—	—	—	—	—

Steven M. Payne President	—	—	—	—	—	—	—	—	—

Gene Feldman Former Chief Executive Officer, President, Chief Financial Officer and Chairman (1)	—	—	—	—	—	—	—	—	—

(1)	Gene Feldman served as our Chief Executive Officer, President and Chief Financial Officer until May 2006 and as our Chairman of the Board until he passed away in August 2006.

Employment Agreements

As of December 31, 2008, and through the date of this report, we have no employment agreements in place with any person.

Director Compensation

Directors currently receive no compensation for serving on our board of directors, other than reimbursement of all reasonable expenses for attendance at board meetings.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

(a)	(b)	(e)	(f)	(g)	(h)	(i)	(j)

Michael D. Feldman	—	—	—	—	—	—	—

Jerome I. Feldman	—	—	—	—	—	—	—

Steven M. Payne	—	—	—	—	—	—	—

George McKeegan	—	—	—	—	—	—	—

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of March 20, 2009, by:

•	all of our directors and executive officers, individually,

•	all of our directors and executive officers, as a group, and

•	all persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 23,156,280 shares of our common stock outstanding as of March 25, 2009, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 25, 2009, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o alpha-En Corporation, 120 White Plains Road, Tarrytown, New York 10591.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Position	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
5% Stockholder:

Michael D. Feldman	Former Chairman and Chief Executive Officer	3,765,000	16.3%

Directors and Executive Officers:

Steven M. Payne	President and Director	4,667,900	20.2%

Jerome I. Feldman	Chairman of the Board, Chief Financial Officer and Treasurer	8,250,000	35.6%

George McKeegan	Vice President, Secretary and Director	500,000	2.2%

Reid Ogden	Director	—	*

All directors and executive officers as a group (4 persons)		13,417,900	57.9%

*      Less than 1% of outstanding shares.

Change in Control

There are no arrangements currently in effect which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

Under our Stock Option and Long Term Incentive Compensation Plan (the Plan), as amended, there are 2,750,000 shares reserved for issuance under the Plan to key employees, directors and consultants. Grants may be stock options, SAR’s, restricted stock or stock bonuses. Only employees may receive incentive awards. Exercise prices of incentive stock option grants shall not be less than the fair market value of our common stock on the date of the grant.  Stock options may be exercised  subject to continued employment and certain other conditions.  We can determine all other terms of an award under the Plan, including vesting and term, provided, however, that the terms of a stock option grant under the Plan may not be for more than ten years from the date of grant. As of March 25, 2009, all 2,750,000 stock options are available for issuance under the Plan and, as of that date, there were no outstanding grants under the Plan.

The following table provides information as of December 31, 2008, with respect to the shares of common stock that may have been issued under our existing equity compensation plan.

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

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

In September 2007, we issued to Jerome I. Feldman, our Chairman, Chief Financial Officer and Treasurer, and Steven Payne, our President and a director,  945,728 shares and 315,242 shares of our common stock, respectively, for an aggregate purchase price of $25,000.

As of December 31, 2008, loan payable-officer was $32,264, payable on demand, at 5% interest per annum.  For the years ended December 31, 2008 and 2007, interest expense due to the officer was $6,266 and $1,075, respectively.

Director Independence

Ogden Reid is an “independent” director, as that term is defined in Rule 10A-3(b)(1) under the Exchange Act.  Our other three directors are not “independent” as they are also executive officers of our company.

PART IV

ITEM 14.  Principal Accountant Fees and Services

Raich Ende Malter & Co. LLP served as our independent auditors for the years ended December 31, 2008 and 2007.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and reviews of the financial statements included in Forms 10-Q. For the years ended December 31, 2008 and 2007, $57,000 and $40,000 in audit fees were billed by Raich Ende related to the audit and reviews of our financial statements in 2008 and 2007, respectively.

Audit-related Fees

Audit-related fees are fees billed for professional services other than the audit of our financial statements.  For the years ended December 31, 2008 and 2007, $1,500 and $500 in audit-related fees were billed by Raich Ende, respectively.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning.  For the years ended December 31, 2008 and 2007, $750 and $930 in tax fees were billed by Raich Ende, respectively.

All Other Fees

No other fees were billed by our independent auditors in 2008 and 2007.

Audit Committee

We have not established an audit committee. Our board of directors approved the services rendered and fees charged by our independent auditors. Our board of directors has reviewed and discussed our audited financial statements for the year ended December 31, 2008, with our management. In addition, our board of directors has discussed with Raich Ende, our independent registered public accountants, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee). Our board of directors also has received the written disclosures and the letter from as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and our board of directors has discussed the independence of Raiche Ende with that firm.

Based on our board of directors’ review of the matters noted above and its discussions with our independent auditors and our management, our board of directors approved that the audited financial statements be included in our annual report on Form 10-K for the year ended December 31, 2008.

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

ITEM 15.  Exhibits and Financial Statement Schedules

(a)  Exhibits

Exhibit No.	Description

21.1	Subsidiaries of alpha-En Corporation.

31.1	Certification of Chief Executive Officer required by Rule 13(a)-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13(a)-14(a).

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 20, 2009

ALPHA-EN CORPORATION

By:	/s/ Steven M. Payne
Steven M. Payne
President
(principal executive officer)

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Chairman, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven M. Payne	President and Director	March 20, 2009
Steven M. Payne	(principal executive officer)

/s/ Jerome I. Feldman	Chairman, Chief Financial Officer and	March 20, 2009
Jerome I. Feldman	Treasurer
(principal financial and accounting officer)

/s/ George McKeegan	Vice President, Secretary and Director	March 24, 2009
George McKeegan

/s/ Reid Ogden	Director	March 20, 2009
Reid Ogden

Alpha-En Corporation
(Formerly Avenue Entertainment Group, Inc.)

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet as of December 31, 2008 and 2007	F-3

Consolidated Statement of Operations for the years ended December 31, 2008 and 2007	F-4

Consolidated Statement of Stockholders' Deficit for the years ended December 31, 2008 and 2007	F-6

Consolidated Statement of Cash Flows for the years ended December 31, 2008 and 2007	F-5

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alpha-En Corporation

We have audited the accompanying consolidated balance sheet of Alpha-En Corporation (formerly Avenue Entertainment Group, Inc.) (“Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Alpha-En Corporation as of December 31, 2008 and 2007 and the consolidated results of its operations and its consolidated cash flows for the two years ended December 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has operating losses, negative working capital, no operating cash flow and future losses are anticipated. The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Raich Ende Malter & Co. LLP

Raich Ende Malter & Co. LLP

New York, New York
March 20, 2009

ALPHA-EN CORPORATION
(FORMERLY AVENUE ENTERTAINMENT GROUP, INC.)

CONSOLIDATED BALANCE SHEET

	December 31, 2008	December 31, 2007

ASSETS

Current assets
Cash	$22,172	$23,562
Prepaid Expenses		12,351

TOTAL ASSETS	$22,172	$35,913

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$111,589	$36,481
Due to related party	8,803	18,422
Loan payable - stockholder/officer	32,264	100,779

TOTAL LIABILITIES	152,656	155,682

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 2,000,000 shares
authorized; none issued
Class B common stock, no par value, 1,000,000 shares
authorized; none issued
Common stock, $.01 par value, 35,000,000 shares
authorized; 22,831,030 and 11,582,000 shares issued and
outstanding s of December 31, 2008 and 2007, respectively	228,210	115,820
Additional paid-in capital	7,358,103	7,245,713

Accumulated deficit	(7,647,414)	(7,411,919)

Treasury stock, at cost (798,918 shares of
common stock)	(69,383)	(69,383)

TOTAL STOCKHOLDERS' DEFICIT	(130,484)	(119,769)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,172	$35,913

See notes to consolidated financial statements

ALPHA-EN CORPORATION
(FORMERLY AVENUE ENTERTAINMENT GROUP, INC.)

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2008	2007

Revenues	$9,619	$11,404

General and administrative expenses	(245,114)	(109,570)

Net loss	$(235,495)	$(98,166)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding -
basic and diluted	16,151,766	10,649,228

*     Less than $.01 per share

See notes to consolidated financial statements

ALPHA-EN CORPORATION
(FORMERLY AVENUE ENTERTAINMENT GROUP, INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2008	2007

Cash Flows From Operating Activities
Net loss	$(235,495)	$(98,166)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	12,351	(12,351)
Accounts payable and accrued expenses	75,108	36,481

Net cash used in operating activities	(148,036)	(74,036)

Cash Flows From Financing Activities
Sales of common stock	60,000	59,986
Increase in loan payable - stockholder/officer	96,265	47,568
Decrease in due to related party	(9,619)	(11,404)

Net cash provided by financing activities	146,646	96,150

Increase (decrease) in cash	(1,390)	22,114

Cash - Beginning of period	23,562	1,448

Cash - End of period	$22,172	$23,562

Noncash Transaction:
Common stock issued in exchange for
cancellation of loan payable - stockholder/officer	164,780

See notes to consolidated financial statements.

ALPHA-EN CORPORATION
(FORMERLY AVENUE ENTERTAINMENT GROUP, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional		Treasury Stock
	Number of		Paid-in	Accumulated	Number of
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance at December 31, 2006	10,321,030	$103,210	$7,233,323	$(7,260,542)	798,918	$(69,383)	$6,608

Prior-period adjustment - error in reporting expenses, etc. paid by a stockholder/officer in 2006				(53,211)			(53,211)

Balance at December 31, 2006 as restated	10,321,030	103,210	7,233,323	(7,313,753)	798,918	(69,383)	(46,603)

Sales of common stock	1,260,970	12,610	12,390				25,000

Net (loss)				(98,166)			(98,166)

Balance at December 31, 2007	11,582,000	115,820	7,245,713	(7,411,919)	798,918	(69,383)	(119,769)

Sales of common stock	11,239,030	112,390	112,390				224,780

Net (loss)				(235,495)			(235,495)

Balance at December 31, 2008	22,821,030	$228,210	$7,358,103	$(7,647,414)	798,918	$(69,383)	$(130,484)

See notes to consolidated financial statements

Alpha-En Corporation

(Formerly Avenue Entertainment Group, Inc.)

Notes to Consolidated Financial Statements

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

From May 2, 2006, the Company has been inactive (Note 11).

2.           Summary of Significant Accounting Policies

Consolidated Financial Statements

The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Fair Value of Financial Instruments

The Company's carrying values of cash, accounts payable and accrued expenses, loan payable - stockholder/officer and due to related party approximate their fair values because of the short-term maturity of these instruments.

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

Loss per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period.

For the years ended December 31, 2008 and 2007, there were no significant potentially dilutive securities.

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting basis and tax basis of the assets and liabilities and are measured using enacted tax rates that will be in effect when the differences are expected to reverse.  A valuation allowance is provided when it is more likely than not, that such tax benefits will not be realized. The Company's policy is to classify assessments, if any, for tax related interest as interest expenses and tax related penalties as general and administrative expenses.

New Accounting Pronouncements

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

3.      Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred operating losses, has negative working capital, and no operating cash flow and future losses are anticipated. The Company's plan of operations, to raise equity financing, even if successful, may not result in cash flow sufficient to finance and expand its business and generate sales from the License (Note 10). These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of assets is dependent upon future operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements and the success of its future operations. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

4. Participation Rights

The Company was granted the right to receive future participation rights on certain revenues from certain film properties sold in a prior years.

5. Fair Value Measurements

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

6.           Common Stock

On June 13, 2008, the Board of Directors approved a private placement of up to 10,000,000 share of common stock of the Company at a purchase price of $.02 per share.  Under the private place, in July and August 2008, the Company sold an aggregate of 3,000,000 shares of common stock for $60,000.  In addition, on July 15, 2008 and October 15, 2008, an additional 3,025,000 shares and 1,475,000 shares of the Company’s common stock, respectively, were sold to an officer/director under the private placement by cancellation of the loan payable–officer.

On July 3, 2008, subsequent to the increase in authorized shares of common stock, the Company issued 3,739,030 shares of the Company’s common stock to an officers/director, from the remainder of the subscription agreement dated September 27, 2007, in exchange for approximately $75,000 paid by the cancellation of the loan payable-officer.

On September 27, 2007, the Company sold an aggregate of 5,000,000 shares of the Company's common stock under a subscription agreement to two stockholders/officers of the Company, at $.02, per share, for aggregate proceeds of $100,000.

The Company did not have sufficient available shares of common stock to issue all of the subscribed shares and only an aggregate of 1,260,970 shares were issued.  Through December 31, 2007, the Company collected $25,000 of the proceeds. The balance was received in 2008.

As of December 31, 2008, the Company has reserved the following shares of common stock for future issue:

Stock Option Plan	2,750,000

Non-qualified options	756,500

3,506,500

7.      Stock Option Plan

The Alpha-En Corporation Stock Option and Long Term Incentive Compensation Plan (“Plan”), as amended, provides for the grants up to 2,750,000 shares of shares of common stock to key employees, directors and consultants. Grants may be options, SAR’s, restricted stock or stock bonuses. Only employees may receive incentive awards. Exercise prices of incentive grants shall not be less than the fair market value of the stock on the date of the grant.  Options may be exercised subject to continued employment and certain other conditions.  The Company may determine all other terms of an award, including vesting, term, etc. but not more than ten years from the date of grant. Awards that expired or were cancelled are available for future awards.

  The following table summarizes the stock option activity under the Plan for the year ended December 31, 2007:

	Options	Weighted- Average Exercise Price

Outstanding – January 1, 2007	460,000	$1.17

Cancelled/Expired	(460,000)	$1.17

Outstanding - December 31, 2007	NONE

All options outstanding under the Plan expired in 2007 without being exercised.

As of December 31, 2008, options not under the Plan to purchase 756,500 shares of the Company’s common stock were outstanding at a weighted average exercise price of $0.50, per share, and a weighted average remaining life of 1.67 years for 700,000 options and 3.12 years for 56,500 options.

8.  Income Taxes

The Company filed consolidated tax returns through December 31, 2004 and anticipates filing consolidated returns for 2008, 2007, 2006 and 2005.  The Company anticipates no significant income tax expense as a result of these filings.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements as of December 31, 2008 and 2007.

As of December 31, 2008, the Company has net operating loss carryforwards of approximately $3,500,000 to reduce future Federal and state taxable income through 2028.

As of December 31, 2008, realization of the Company’s deferred tax assets of $1,431,000 was not considered more likely than not and, accordingly, a valuation allowance of $1,431,000 has been provided.

As of December 31, 2008 and 2007, components of deferred tax assets were as follows:

	2008	2007

Net operating loss	$1,425,000	$1,266,000

Share-based payments	6,000	6,000

Valuation allowance	(1,431,000)	$(1,272,000)

	NONE	NONE

For the years ended December 31, 2008 and 2007, deferred income tax expense consisted of the following:

	2008	2007

Net operating loss	$95,000	$39,000

Share-based payments	(6,000)	(14,000)

Valuation allowance	(89,000)	(25,000)

	NONE	NONE

For the years ended December 31, 2008 and 2007, the following is a reconciliation of the expected income tax benefit utilizing the statutory Federal tax rate to the income tax benefit reported on the statement of operations:

	2008	2007

Tax benefit at Federal statutory rate of 33%	$81,000	$33,000

State and local income taxes, net of Federal income tax benefit	14,000	6,000

Effect of deferred compensation	(6,000)	(14,000)

Change in valuation allowance	(89,000)	(25,000)

Total	NONE	NONE

9.        Related Party Transactions

As of December 31, 2007 an affiliated company (major stockholder) forgave $163,558 which was credited to additional paid-in-capital as capital contributions.

As of December 31, 2008, loan payable-stockholder/officer was $32,264, payable on demand, at 5% interest, per annum.  For the years ended December 31, 2008 and 2007, interest expense to the stockholder/officer was $6,266, and $1,075, respectively.

10. Prior-Period Adjustment

The accompanying consolidated financial statements have been restated to correct an error in reporting of expenses, etc. paid by a stockholder/officer on behalf of the Company in 2006. The effect of the restatement was to increase the net loss for 2006 by $53,211 (less than $0.01, per share). Accumulated deficit at the beginning of 2007 has been adjusted for the effects of the restatement in 2006.

11. Subsequent Events

Loan Payable – Stockholder/Officer

In March 2009, a stockholder/officer advanced an additional $20,000 to the Company.

License Agreement

On February 25, 2009, the Company was granted a license for an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries and other fields. A patent application relating to the licensed technology is pending,

The License fee shall consist of the following:

(1)	Issuance of 1,000,000 shares of common stock of the Company to the licensor;

(2)	A royalty of $1.00, per kilogram, of lithium products manufactured and sold to the licensor, payable quarterly;

(3)	A royalty of $.01, per kilogram, of excess products manufactured and sold to the licensor, payable quarterly;

(4)
Issuance of an additional 2,000,000 shares of common stock of the Company to the licensor which are restricted and subject to forfeiture if there has not been at least $1,000,000 in total commercial sales of licensed products within three years (Threshold);

(5)
Grant of options to purchase up to a total of 19% (inclusive of previously issued shares) of the issued and outstanding shares of the Company upon the issuance of any additional shares after the date of the License. These options are exercisable at the same prices as the shares sold or values received for five years from each grant date. These grants are only issuable if the Threshold is met.

Upon a transfer of the entire License, the Company shall pay the licensor a fee equal to 19% of all compensation received on the transfer.