Form 10-Q
period 2009-03-31
alpha-En Corp
filed 2009-05-15
CIK 1023298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate  by check mark whether the registrant (1) filed all reports required to be  filed by Section 13 or 15(d) of the Exchange Act during the past  12  months (or  for such  shorter  period  that  the  registrant  was required to file such reports), and  (2) has  been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐ (not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2009, there were 25,156,280 shares of the issuer’s common stock outstanding.

ALPHA-EN CORPORATION
(FORMERLY AVENUE ENTERTAINMENT GROUP, INC.)

CONSOLIDATED BALANCE SHEET

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current assets
Cash	$2,770	$22,172
Prepaid Expenses	16,880

Total current assets	19,650	22,172

Intangible assets	250,000

TOTAL ASSETS	$269,650	$22,172

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$121,399	$111,589
Note payble	15,440
Loan payable - stockholder/officer	52,748	32,264
Due to related party	6,303	8,803

TOTAL LIABILITIES	195,890	152,656

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 2,000,000 shares
authorized; none issued
Class B common stock, no par value, 1,000,000 shares
authorized; none issued
Common stock, $.01 par value, 35,000,000 shares
authorized; 25,821,030 and 22,821,030 shares issued and
outstanding as of March 31, 2009 and December 31, 2008, respectively	258,210	228,210
Additional paid-in capital	7,578,103	7,358,103

Accumulated deficit	(7,693,170)	(7,647,414)

Treasury stock, at cost (798,918 shares of
common stock)	(69,383)	(69,383)

TOTAL STOCKHOLDERS' DEFICIT	73,760	(130,484)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$269,650	$22,172

See notes to consolidated financial statements

ALPHA-EN COPORATION
(FORMERLY AVENUE ENTERTAINMENT GROUP, INC.)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenues	$2,500	$1,500

General and administrative expenses	(48,256)	(97,353)

Net loss	$(45,756)	$(95,853)

Net loss per share - basic and diluted	*	$(0.01)

Weighted average common shares outstanding -
basic and diluted	23,954,363	11,582,000

*  Less than $.01 per share

See notes to consolidated financial statements

ALPHA-EN CORPORATION
(FORMERLY AVENUE ENTERTAINMENT GROUP, INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cash Flows From Operations
Net loss	$(45,756)	$(95,853)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(16,880)	12,351
Accounts payable and accrued expenses	9,810	67,346

Net cash used in operating activities	(52,826)	(16,156)

Cash Flows From Financing Activities
Increase in note Payable	15,440	-
Increase in loan payable - stockholder/officer	20,484	595
Decrease in due to related party	(2,500)	(1,500)

Net cash provided by (used in) financing activities	33,424	(905)

Decrease in cash	(19,402)	(17,061)

Cash - Beginning of period	22,172	23,562

Cash - End of period	$2,770	$6,501

Noncash Transaction:
Acquisition of intangible assets (net of issuance	$250,000
of 3,000,000 shares of common stock)

See notes to consolidated financial statements.

Alpha-En Corporation
(Formerly Avenue Entertainment Group, Inc.)

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization and Operations

Alpha-En Corporation (formerly Avenue Entertainment Group, Inc.) (the “Company”) was incorporated in Delaware on March 7, 1997, and had operated through its wholly-owned subsidiaries, Avenue Pictures, Inc. and its subsidiaries and Wombat Productions, Inc.

From May 2, 2006 through February 24, 2009, the Company has been inactive.

On February 25, 2009, the Company was granted a license for an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries and other fields.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company's management’s discussion and analysis of financial condition and results of operations in the Company's Form 10-K for the year ended December 31, 2008. Interim results are not necessarily indicative of the results for a full year.

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

Intangible Assets

Intangible assets are recorded at fair value and, as they have an indefinitive life, will not be amortized. However, the carrying value of the intangible assets will be evaluated by management for impairment at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. If impaired, the Company will write-down such impairment. In addition, the useful life of the intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may be definitive and the Company will commence amortization over such useful life.

Effective January 1, 2009, the Company adopted FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, “Goodwill and Other Intangible Assets”.   The adoption of FSP 142-3 did not have a material impact on the consolidated financial statements.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.	Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred operating losses, has negative working capital and no operating cash flow and future losses are anticipated.  The Company’s plan of operations to raise equity financing, even if successful, may not result in cash flow sufficient to finance and expand its business and generate sales from the License (see Note 4).  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Realization of assets is dependent upon future operations of the Company, which in turn is dependent upon management’s plans to meet its financing requirements and the success of its future operations.  These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue existence.

4.	Intangible Assets

On February 25, 2009, the Company was granted an exclusive, worldwide, transferable, perpetual license (the “License”) to use certain proprietary technology for the processing of lithium for use in batteries and other fields. A patent application relating to the licensed technology is pending.

The License fee to the licensor consists of the following:

(1)	Issuance of 1,000,000 shares of common stock of the Company;

(2)	A royalty of $1.00 per kilogram of lithium products manufactured and sold, payable quarterly;

(3)	A royalty of $.10 per kilogram of excess products manufactured and sold, payable quarterly;

(4)
Issuance of an additional 2,000,000 shares of common stock of the Company which are restricted and subject to forfeiture only if the Company elects to abandon the use of the technology under the License and there has not been at least $1,000,000 in total commercial sales of licensed products within three years (“Threshold”); and

(5)
Grant of options to purchase up to a total of 19% (inclusive of previously issued shares) of the issued and outstanding shares of the Company upon the issuance of any additional shares after the date of the License. These options are exercisable at the same prices as the shares sold or values received for five years from each grant date. These grants are only issuable if the Threshold is met.

Upon a transfer of the entire License, the Company shall pay the licensor a fee equal to all compensation received on the transfer.

The License has been recorded at its fair value of $250,000, based on the management’s projected net cash flows to be realized from sales of products under the License.

5.	Note Payable

On March 10, 2009, in connection with the purchase of directors and officers liability insurance, the Company borrowed $15,440, payable in ten equal monthly installments of $1,621, including interest of 10.85%, per annum, through January 2010.

6.	Common Stock

On June 13, 2008, the Board of Directors approved a private placement of up to 10,000,000 shares of common stock of the Company at a purchase price of $.02 per share.  Under the private placement, in July and August 2008, the Company sold an aggregate of 3,000,000 shares of common stock for $60,000.  In addition, on July 15, 2008 and October 15, 2008, an additional 1,475,000 shares and 3,025,000 shares of common stock, respectively, were sold to an officer/director under the private placement by cancellation of the loan payable-officer.

On July 3, 2008, subsequent to the increase in authorized shares of common stock, the Company issued 3,739,030 shares of the Company’s common stock of officers/directors, from the remainder of the subscription agreement dated September 27, 2007, in exchange for approximately $75,000 paid by cancellation of the loan payable-officer.

7.	Income Taxes

As of March 31, 2009, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements.

8.	Adoption of Accounting Policies

Effective January 1, 2009, the Company adopted SFAS No. 141(R) and 160 and FSP 141(R)-1 without any effect on the consolidated financial statements.

Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”), which replaced SFAS No. 141, “Business Combinations”, establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.

Financial Staff Position (“FSP”) 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, amended and clarified SFAS 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.

Statement of Financial Accounting Standards No. No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”), establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. SFAS 160 also requires reporting any noncontrolling interests as a separate component of stockholders’ equity and presenting any net income allocable to noncontrolling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income.

9.	Related Party Transactions

As of March 31, 2009, Loan payable – stockholder/officer was $52,748, payable on demand, with interest at 5%, per annum.

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

On February 25, 2009, we entered into a Technology License Agreement with the Amendola Family Trust, a trust created by Steven Amendola.  Pursuant to the License Agreement, we acquired an exclusive, worldwide, perpetual license to use certain proprietary technology for manufacturing metallic lithium for use in batteries and other fields.  We believe this technology allows for the manufacture of metallic lithium more efficiently and more inexpensively than current methods.  Lithium batteries are used in laptops, cell phones, digital cameras, i-pods, power tools and thousands of other high technology devices and applications.

We expect our future operations will be centered on metallic lithium battery technology (an estimated market in excess of $1.0 billion according to independent industry sources).  No assurance can be given, however, that we will be successful in these efforts.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Operations for the three months ended March 31, 2009 and 2008 are not comparable because, commencing in late 2007, we started the process of bringing our SEC filings current whereas during most of 2007 and early 2008, the company was inactive.

Net loss for the three months ended March 31, 2009 was $45,756, compared to a loss of $95,853 for the three-month period ended March 31, 2008.  We had no operations during either period and expenses consisted primarily of legal and accounting fees.

Liquidity and Capital Resources

As of March 31, 2009, we had negative working capital of $176,240, compared to negative working capital of $130,484, at March 31, 2008.

We do not currently have sufficient funds to continue our operating activities. Future operating activities are expected to be funded by sales of common stock to and loans from our officers, directors and major stockholders, and potential cash flow generated from our metallic lithium battery technology.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2009.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Intangible Assets

Intangible assets are recorded at fair value and, as they have an indefinitive life, will not be amortized. However, the carrying value of the intangible assets will be evaluated by management for impairment at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. If impaired, the Company will write-down such impairment. In addition, the useful life of the intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may be definitive and the Company will commence amortization over such useful life.

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

Deferred Income Taxes

Deferred income taxes are provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse.  A valuation allowance is provided when it is more likely than not, that the deferred tax assets will not be realized.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2009, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

There are no material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information required by this Item 2 was previously included in our current report on Form 8-K dated February 25, 2009.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

The exhibits listed in the following Exhibit Index are filed as part of this quarterly report.

Exhibit Number and Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation. (2)

3.3	By Laws. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference to the exhibits included with registration of securities on Form 10-SB, filed with the U.S. Securities and Exchange Commission on April 10, 1997.

(2)	Incorporated by reference to the exhibits included with quarterly report on Form 10-Q, filed with the U.S. Securities and Exchange Commission on August 14, 2008.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 2009

ALPHA-EN CORPORATION

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Chairman, Chief Financial Officer and Treasurer
(principal executive officer and principal financial and accounting officer)