Form 10-Q
period 2009-06-30
alpha-En Corp
filed 2009-08-14
CIK 1023298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 14, 2009, there were 25,821,030 shares of the issuer’s common stock outstanding.

ITEM 1. Financial Statements

Alpha-En Corporation

Index to Consolidated Financial Statements

Page
Consolidated Balance Sheet as of June 30, 2009 (unaudited)
and December 31, 2008	2

Consolidated Statement of Operations for the three and six
months ended June 30, 2009 and 2008 (unaudited)	3

Consolidated Statement of Cash Flows for the six
months ended June 30, 2009 and 2008 (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	5

ALPHA-EN CORPORATION

CONSOLIDATED BALANCE SHEET

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current assets
Cash	$186	$22,172
Prepaid expenses	12,277

Total current assets	12,463	22,172

Intangible assets	250,000

TOTAL ASSETS	$262,463	$22,172

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$134,037	$111,589
Note payable	10,953
Loan payable - stockholder/officer	63,466	32,264
Due to related party	6,303	8,803

TOTAL LIABILITIES	214,759	152,656

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, 2,000,000 shares
authorized; none issued
Class B common stock, no par value, 1,000,000 shares
authorized; none issued
Common stock, $.01 par value, 35,000,000 shares
authorized; 25,821,030 and 22,821,030 shares issued and
outstanding as of June 30, 2009 and December 31, 2008, respectively	258,210	228,210
Additional paid-in capital	7,578,103	7,358,103
Accumulated deficit	(7,719,226)	(7,647,414)
Treasury stock, at cost (798,918 shares of
common stock)	(69,383)	(69,383)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	47,704	(130,484)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$262,463	$22,172

See notes to consolidated financial statements.

ALPHA-EN CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$-	$1,500	$2,500	$3,000

General and administrative expenses	(26,056)	(93,200)	(74,312)	(190,553)

Net loss	$(26,056)	$(91,700)	$(71,812)	$(187,553)

Net loss per share - basic and diluted	*	$(0.01)	*	$(0.02)

Weighted average common shares
outstanding - basic and diluted	24,892,853	11,582,000	25,821,030	11,582,000

*	Less than $.01 per share

See notes to consolidated financial statements.

ALPHA-EN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash Flows From Operations
Net loss	$(71,812)	$(187,553)

Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(12,277)	10,529
Accounts payable and accrued expenses	22,448	138,504

Net cash used in operating activities	(61,641)	(38,520)

Cash Flows From Financing Activities
Increase in note payable	15,440
Payments of note payable	(4,487)
Increase in loan payable - stockholder/officer	31,202	28,277
Decrease in due to related party	(2,500)	(3,000)

Net cash provided by financing activities	39,655	25,277

Decrease in cash	(21,986)	(13,243)

Cash - Beginning of period	22,172	23,562

Cash - End of period	$186	$10,319

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

From May 2, 2006 through February 24, 2009, the Company had been inactive.

On February 25, 2009, the Company was granted a license for an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries and other fields.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company's management discussion and analysis in the Company's Form 10-K for the year ended December 31, 2008. Interim results are not necessarily indicative of the results for a full year.

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

Intangible Assets

Intangible assets are recorded at fair value and, as they have an indefinite life, will not be amortized.  However, the carrying value of the intangible assets will be evaluated by management for impairment at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value.  If impaired, the Company will write-down such impairment.  In addition, the useful life of the intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may be definitive and the Company will commence amortization over such useful life.

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

New Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants.  SFAS 168 is effective for interim and annual periods ending on or after September 15, 2009. The adoption of this pronouncement is not anticipated to have a material impact on our consolidated financial statements.

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

(2) A royalty of $1.00, per kilogram, of lithium products manufactured and sold, payable quarterly;

(3) A royalty of $.10, per kilogram, of excess products manufactured and sold, payable quarterly

(4) Issuance of an additional 2,000,000 shares of common stock of the Company, which are restricted and subject to forfeiture only if the Company elects to abandon the use of the technology under the License and there has not been at least $1,000,000 in total commercial sales of licensed products within three years (“Threshold”); and

(5) Grant of options to purchase up to a total of 19% (inclusive of previously issued shares) of the issued and outstanding shares of the Company upon the issuance of any additional shares after the date of the License.  These options are exercisable at the same prices as the shares sold or values received for five years from each grant date.  These grants are only issuable if the Threshold is met.

Upon a transfer of the entire License, the Company shall pay the licensor a fee equal to all compensation received on the transfer.

The License has been recorded at its fair value of $250,000, based on the management’s projected net cash flows to be realized from sales of products under the License.

5. Notes Payable

On March 10, 2009, in connection with the purchase of directors and officers liability insurance, the Company borrowed $15,440, payable in ten equal monthly installments of $1,621, including interest of 10.85%, per annum, through January 2010.

6. Common Stock

On June 13, 2008 the Board of Directors approved a private placement of up to 10,000,000 shares of common stock of the Company at a purchase price of $.02, per share.  Under the private placement, in July and August 2008, the Company sold an aggregate of 3,000,000 shares of common stock for $60,000.  In addition, on July 15, 2008 and October 15, 2008, an additional 1,475,000 shares and 3,025,000 shares of common stock, respectively, were sold to an officer/director under the private placement by cancellation of the loan payable-officer.

On July 3, 2008 subsequent to the increase in authorized shares of common stock, the Company issued 3,739,030 shares of the Company’s common stock to officers/directors, from the remainder of the subscription agreement dated September 27, 2007, in exchange for approximately $75,000 paid by cancellation of the loan payable-officer.

7. Income Taxes

As of June 30, 2009, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

8.  Adoption of Accounting Policies

In the second quarter of 2009, the Company adopted SFAS 165 and FSP FAS 107-1 and APB 28-1 without any effect on the consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for; and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated subsequent events through August 14, 2009, which represents the date the financial statements were issued.

In April 2009, the FASB issued Staff Position No. 107-1 and APB No.28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), FSP FAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1  is effective for interim reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.

Effective January 1, 2009, the Company adopted SFAS No. 141(R) and 160 and FSP 141(R)-1 without any effect on the consolidated financial statements.

Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141”), which replaced SFAS No. 141, “Business Combinations”, establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies.  SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.

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

Statement of Financial Accounting Standards No. 160. “Noncontrolling Interest in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”), establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests).  SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value.  SFAS 160 also requires reporting any noncontrolling interests as a separate component of stockholders’ equity and presenting any net income allocable to noncontrolling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income.

9.  Related Party Transactions

As of June 30 2009, Loan payable – officer was $63,466, payable on demand, with interest at 5%, per annum.

In July 2009, the stockholder/officer made an additional loan to the Company of $15,000.

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

In May 2006, Gene Feldman was diagnosed with lymphoma and resigned from his position with us.  On August 25, 2006, Gene Feldman passed away. On September 1, 2006, Mr. Feldman’s nephew, Michael D. Feldman, stepped in to become our Chief Executive Officer and Chairman of the Board, and Jerome I. Feldman, Gene Feldman’s brother and Michael D. Feldman’s father, became our Chief Financial Officer, Treasurer and Vice Chairman of the Board.  Since Gene Feldman’s resignation, we have been substantially inactive.  All monies disbursed by us from May 2006 to date were used to pay for directors and officers’ insurance premiums and the cost of maintaining our public company status.  During that period, we have had no employees, other than our officers.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Operations for the three months ended June 30, 2009 and 2008 are not comparable because, commencing in late 2007, we started the process of bringing our SEC filings current whereas during most of 2007 and early 2008, the company was inactive.

Net loss for the three months ended June 30, 2009 was $26,056, compared to a loss of $91,700 for the three-month period ended June 30, 2008.  We had no operations during either period and expenses consisted primarily of legal and accounting fees.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Operations for the six months ended June 30, 2009 and 2008 are not comparable because, commencing in late 2007, we started the process of bringing our SEC filings current whereas during most of 2007 and early 2008, the company was inactive.

Net loss for the six months ended June 30, 2009 was $71,812, compared to a loss of $187,533 for the six-month period ended June 30, 2008.  We had no operations during either period and expenses consisted primarily of legal and accounting fees.

Liquidity and Capital Resources

As of June 30, 2009, we had negative working capital of $202,296, compared to negative working capital of $178,266, at June 30, 2008.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and six months ended June 30, 2009.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2009, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There were no sales of unregistered securities during the three months ended June 30, 2009.

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

Dated:  August 14, 2009

ALPHA-EN CORPORATION

By: /s/ Jerome I. Feldman
Jerome I. Feldman
Chairman, Chief Financial Officer and Treasurer
(principal executive officer and principal financial and accounting officer)