Form 10-Q
period 2009-09-30
alpha-En Corp
filed 2009-11-13
CIK 1023298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

 As of November 13, 2009, there were 25,821,030 shares of the issuer’s common stock outstanding.

ITEM 1. Financial Statements

Alpha-En Corporation

Index to Consolidated Financial Statements

ALPHA-EN CORPORATION

CONSOLIDATED BALANCE SHEET

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$2,773	$22,172
Prepaid expenses	7,673

Total current assets	10,446	22,172

Intangible assets	250,000	-

TOTAL ASSETS	$260,446	$22,172

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$125,159	$111,589
Loan payable - stockholder/officer	99,477	32,264
Note payable	6,343
Due to related party	5,880	8,803

TOTAL LIABILITIES	236,859	152,656

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued
Class B common stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 35,000,000 shares authorized; 25,821,030 and 22,821,030 shares issued and outstanding as of September 30, 2009 and December 31, 2008,respectively	258,210	228,210
Additional paid-in capital	7,578,103	7,358,103
Accumulated deficit	(7,743,343)	(7,647,414)
Treasury stock, at cost (798,918 shares of common stock)	(69,383)	(69,383)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	23,587	(130,484)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$260,446	$22,172

See notes to consolidated financial statements

ALPHA-EN CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008		2009	2008

Revenues	$423		$-	$2,923	$3,000

General and administrative expenses	(24,540)		(31,546)	(98,852)	(222,099)

Net loss	$(24,117)		$(31,546)	$(95,929)	$(219,099)

Net loss per share - basic and diluted	*	$	*	*	$(0.02)

Weighted average common shares outstanding - basic and diluted	25,821,030		19,047,370	25,205,645	14,070,457

* Less than $.01 per share

See notes to consolidated financial statements

ALPHA-EN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash Flows From Operations
Net loss	$(95,929)	$(219,099)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(7,673)	12,351
Accounts payable and accrued expenses	13,570	113,524

Net cash used in operating activities	(90,032)	(93,224)

Cash Flows From Financing Activities
Increase in note payable	15,440	-
Payments of note payable	(9,097)	-
Increase in loan payable - stockholder/officer	67,213	30,777
Decrease in due to related party	(2,923)	(3,000)
Proceeds from sales of common stock (net of subscriptions receivable of $29,500)	-	60,000

Net cash provided by financing activities	70,633	87,777

Decrease in cash	(19,399)	(5,447)

Cash - Beginning of period	22,172	23,562

Cash - End of period	$2,773	$18,115

Noncash Transaction:
Purchase of intangible assets in exchange for 3,000,000 shares of common stock	$250,000

Common stock issued in exchange for cancellation of loan-payable officer		$74,780

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

From May 2, 2006, through February 24, 2009, the Company had been inactive.

On February 25, 2009, the Company was granted a license for an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries and other fields.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the management’s discussion and analysis in Item 2 of this report and in the Company's Form 10-K for the year ended December 31, 2008. Interim results are not necessarily indicative of the results for a full year.

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

Intangible Assets

Intangible assets are recorded at fair value and, as they have an indefinite life, will not be amortized. However, the carrying value of the intangible assets will be evaluated by management for impairment at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. If impaired, the Company will write down such impairment. In addition, the useful life of the intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may be definitive and the Company will commence amortization over such useful life.

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

(2) A royalty of $1.00 per kilogram, of lithium products manufactured and sold, payable quarterly;

(3) A royalty of $.10 per kilogram, of excess products manufactured and sold, payable quarterly;

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

Upon a transfer of the entire License, the Company is required to pay the licensor a fee equal to all compensation received on the transfer.

The License has been recorded at its fair value of $250,000 based on management’s projected net cash flows to be realized from sales of products under the License.

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

7. Income Taxes

As of September 30, 2009, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

8. Adoption of Accounting Policies

During the quarter ended September 30, 2009, the Company adopted the following accounting policies without any effect on the consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-08, "Earnings Per Share - Amendments to Section 260-10-S99". This Codification Update represents technical corrections to Topic 260-10-S99, "Earnings Per Share", based on EITF Topic D-53, "Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock" and EITF Topic D-42, "The Effect of the Calculation of Earnings Per Share For the Redemption or Induced Conversion of Preferred Stock". The Codification Update provides guidance regarding the definition of redemptions and conversions of equity-classified preferred stock instruments in relation to the calculation of earnings per share.

In August 2009, the FASB issued ASU No. 2009-05, "Measuring Liabilities at Fair Value". This ASU amends the "Fair Value Measurements and Disclosures" Topic of the Codification to provide further guidance on how to measure the fair value of a liability. AUS No. 2009-05 is effective for the first reporting period beginning after issuance.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). FAS168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants.

During the quarter ended June 30, 2009, the Company adopted the following accounting policies without any effect on the consolidated financial statements.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), FSP FAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the FSP requires comparative disclosures only for periods ending after initial adoption.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for, and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

The Company has evaluated subsequent events through November 13, 2009, which represents the date the financial statements were issued.

Effective January 1, 2009, the Company adopted the following without any effect on the consolidated financial statements.

Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141”), which replaced SFAS No. 141, “Business Combinations”, establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration and certain acquired contingencies. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.

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

Statement of Financial Accounting Standards No. 160. “Non-controlling Interest in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”), establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. SFAS 160 also requires reporting any non-controlling interests as a separate component of stockholders’ equity and presenting any net income allocable to non-controlling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income.

9. Related Party Transactions

As of September 30, 2009, loan payable – officer was $99,477, payable on demand, with interest at 5%, per annum.

In October 2009, the stockholder/officer made an additional loan to the Company of $2,500.

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

Background and Overview

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

Metallic lithium is distinguishable from other existing forms of battery technology in that it has a higher energy density than zinc or nickel compounds used in conventional batteries. The market for metallic lithium is now in excess of $1.0 billion according to independent industry sources and, we believe, steadily increasing. There are a number of much larger and more established firms in the business of manufacturing metallic lithium. It is our belief that utilizing our new patent pending process we would have a significant advantage in manufacturing costs over the existing companies in the field, although no assurance can be given. This process has only been proven in the laboratory and will have its initial pilot production in the first quarter of 2010.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Operations for the three months ended September 30, 2009 and 2008 consisted principally of maintaining our public company status.

Net loss for the three months ended September 30, 2009 was $24,117, compared to a loss of $31,546 for the three-month period ended September 30, 2008. We had no operations during either period and expenses consisted primarily of legal and accounting fees.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Operations for the nine months ended September 30, 2009 and 2008 are not comparable because, commencing in late 2007, we started the process of bringing our SEC filings current whereas during most of 2007 and early 2008, the company was inactive.

Net loss for the nine months ended September 30, 2009 was $95,929, compared to a loss of $219,099 for the nine-month period ended September 30, 2008. We had no operations during either period and expenses consisted primarily of legal and accounting fees.

Liquidity and Capital Resources

As of September 30, 2009, we had negative working capital of $226,413, compared to negative working capital of $147,312, at September 30, 2008.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and nine months ended September 30, 2009. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2009, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

There are no material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended September 30, 2009.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

The exhibits listed in the following Exhibit Index are filed as part of this quarterly report.

Exhibit Number and Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation. (2)

3.3	By-Laws. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference to the exhibits included with registration of securities on Form 10-SB, filed with the U.S. Securities and Exchange Commission on April 10, 1997.

(2)	Incorporated by reference to the exhibits included with quarterly report on Form 10-Q, filed with the U.S. Securities and Exchange Commission on August 14, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 2009

ALPHA-EN CORPORATION

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Chairman, Chief Financial Officer and Treasurer
(principal executive officer and principal financial and accounting officer)