Form 10-K
period 2009-12-31
alpha-En Corp
filed 2010-03-31
CIK 1023298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities registered pursuant to Section 12(b) of the Act:  Common Stock, par value $0.01 per share

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No  (not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-BK is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of June 30, 2009, was approximately $171,923.

As of March 26, 2010, 25,821,030 shares of the registrant’s common stock were issued and outstanding.

Documents Incorporated by Reference:  None

alpha-En Corporation

2009 FORM 10-K

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

Current Operations

On September 1, 2006, Gene Feldman’s nephew, Michael D. Feldman, stepped in to become our Chairman and Chief Executive Officer, and Jerome I. Feldman, Gene Feldman’s brother and  Michael D. Feldman’s father, became our Chief Financial Officer, Treasurer and Vice Chairman of the Board.  From the date of Gene Feldman’s resignation through the date we entered into a Technology License Agreement (as described below), we have been substantially inactive.  All monies disbursed by us from 2006 through January 2010 were used to pay the previously-incurred accounting fees and for the payment of directors and officers’ insurance premiums.  During that period, we have had no employees and our board of directors has not met.

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

Metallic lithium is distinguishable from other existing forms of battery technology in that it has a higher energy density than zinc or nickel compounds used in conventional batteries.  The market for metallic lithium is now in excess of $1.0 billion according to independent industry sources and, we believe, steadily increasing.  There are a number of much larger and more established firms in the business of manufacturing metallic lithium.  It is our belief that utilizing our new patent pending process we would have a significant advantage in manufacturing costs over the existing companies in the field, although no assurance can be given.  This process has only been proven in the laboratory.

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

We have generated no revenues over the past three years from our lithium license, and will not generate any meaningful revenues until after we successfully commercialize our technology to manufacture metallic lithium, of which no assurance can be given. As of December 31, 2009, we had a working capital deficit of $209,959 and an accumulated deficit of $7,726,889.  Since December 31, 2009, we have continued to incur significant losses and anticipate that we may continue to incur significant losses in 2010 and beyond.  There can be no assurance as to whether or when we will generate meaningful revenues or achieve profitable operations.

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

Our directors and executive officers currently beneficially own approximately 49.7% of our outstanding common stock.  Michael D. Feldman, our former Chief Executive Officer and the son of Jerome I. Feldman, our Chairman and Chief Financial Officer, currently beneficially owns approximately 14.6% of our outstanding common stock.  Accordingly, through their collective ownership of approximately 64.3% of our outstanding common stock, if they act together, they will be able to control the voting of our shares at all meetings of stockholders and, because the common stock does not have cumulative voting rights, will be able to determine the outcome of the election of all of our directors and determine corporate and stockholder action on other matters.

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

ITEM 3.  Legal Proceedings

As of the date hereof, there are no pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.  Reserved

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was quoted on the OTC Bulletin Board from April 25, 2001 to April 22, 2007, and then on the Pink Sheets, under the symbol “PIXG.”  Following our name change on June 9, 2008, our trading symbol was changed to “ALPE” effective July 22, 2008.  The following table sets forth the high and low closing prices for our common stock on the OTC Bulletin Board and then the Pink Sheets for the years ended December 31, 2009 and 2009.

	Year ended December 31,
	2009		2008
Quarter	High	Low	High	Low
First	$.28	$.09	$.06	$.035
Second	.32	.22	.05	.04
Third	.40	.22	.07	.04
Fourth	.40	.20	.10	.04

For the period from January 1, 2010 to March 26, 2010, the high and low closing prices for our common stock were $.33 and $.16, respectively.

Holders

The number of record holders of our common stock as of March 26, 2010, was approximately 153. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

We did not repurchase any shares of our common stock during the fourth quarter of 2009.

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

In May 2006, Gene Feldman was diagnosed with lymphoma and resigned from his position with us.  On August 25, 2006, Gene Feldman passed away. On September 1, 2006, Mr. Feldman’s nephew, Michael D. Feldman, stepped in to become our Chairman and Chief Executive Officer, and Jerome I. Feldman, Gene Feldman’s brother and  Michael D. Feldman’s father, became our Chief Financial Officer, Treasurer and Vice Chairman of the Board.  From the date of  Gene Feldman’s resignation through the date we entered into a Technology License Agreement (as described below), we have been substantially inactive.  All monies disbursed by us from 2006 through January 2010 were used to pay the previously-incurred accounting fees and for the payment of directors and officers’ insurance premiums.  During that period, we have had no employees and our board of directors has not met.

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

Results of Operations

Year ended December 31, 2009 Compared to Year Ended December 31, 2008

As described in this report, we had no active operations in either 2009 or 2008.

Liquidity and Capital Resources

As of December 31, 2009, we had negative working capital of $209,959, compared to working capital of $130,484 at December 31, 2008.

We do not have sufficient funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders, until we begin to raise capital from non-officers or non-directors or generate cash flows from operations.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2009 and 2008.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Fair Value of Financial Instruments.  Our carrying values of cash, accounts payable and accrued expenses, loan payable, note payable and due to related party approximate their fair values because of the short-term maturity of these instruments.

Revenue Recognition.  Participation rights related to both sales of assets are recognized as earned and reported by the purchasers of both assets.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates had included those had related to valuation of accounts receivable, film costs and accrued expenses.

Intangible Assets.  Intangible assets, consisting of a license for an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries and other fields,  have been recorded at fair value and, as they have an indefinite life, will not be amortized.  The carrying value of the intangible assets will be evaluated by us for impairment at least annually or upon the occurrence of an event which may indicated that the carrying amount may be greater than its fair value.  If impaired, the we will write down such impairment.  In addition, the useful life of the intangible assets will be evaluated by us at least annually or upon the occurrence of an event which may indicate that the useful life may be definitive and we will commence amortization over such useful life.

We have evaluated the fair value of our intangible assets and determined that it exceeds the carrying value based on our knowledge of the potential use of the lithium that we plan to produce in the existing market. Although are at an early stage of bringing the lithium process to produce revenues and cannot fore cast rvevenues, we believe that the net cash flow to be derived from the lithium will exceeds the carrying value.

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

New Accounting Pronouncements. We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 8.  Financial Statements and Supplementary Data

Our audited financial statements for the years ended December 31, 2009 and 2008 are included as a separate section of this report beginning on page F-1.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.  Controls and Procedures

Our management, including our President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2009 were not effective, due to the material weaknesses discussed below, to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding disclosure.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission COSO). Based on our assessment and the criteria set forth by COSO, our management believes that we did not maintain effective internal control over financial reporting as of December 31, 2009 due to the material weaknesses discussed below.

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

ITEM 9B.  Other Information

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The following table shows the positions held by our board of directors and executive officers, and their ages, as of March 26, 2010:

Name	Age	Position
Jerome I. Feldman	81	Chairman of the Board, Chief Financial Officer and Treasurer
Steven M. Payne	55	President and Director
George McKeegan	61	Vice President, Secretary, Treasurer and Director
Ogden Reid	84	Director

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

Legal Proceedings

No officer, director, persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

•
Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or state securities or commodities law or regulation, (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; and

•
Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

We believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2009.

ITEM 11.  Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year and prior fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer, Chief Financial Officer and two other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2009:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation (4)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D. Feldman, Former Chief Executive Officer and Chairman	2009 2008	— —	— —	— —	— —	— —	— —	— —	— —

Jerome I. Feldman, Chief Financial Officer, Treasurer and Chairman	2009 2008	— —	— —	— —	— —	— —	— —	— —	— —

Steven M. Payne, President	2009 2008	— —	— —	— —	— —	— —	— —	— —	— —

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards outstanding at December 31, 2009, for each of the executive officers named in the Summary Compensation Table above:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D. Feldman, Former Chief Executive Officer and Chairman	—	—	—	—	—	—	—	—	—

Jerome I. Feldman, Chief Financial Officer, Treasurer and Chairman	—	—	—	—	—	—	—	—	—

Steven M. Payne, President	—	—	—	—	—	—	—	—	—

Employment Agreements

As of December 31, 2009, and through the date of this report, we have no employment agreements in place with any person.

Director Compensation

Directors currently receive no compensation for serving on our board of directors, other than reimbursement of all reasonable expenses for attendance at board meetings.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D. Feldman	—	—	—	—	—	—	—

Jerome I. Feldman	—	—	—	—	—	—	—

Steven M. Payne	—	—	—	—	—	—	—

George McKeegan	—	—	—	—	—	—	—

Ogden Reid	—	—	—	—	—	—	—

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of March 26, 2010, by:

•	all of our directors and executive officers, individually,

•	all of our directors and executive officers, as a group, and

•	all persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 25,821,030 shares of our common stock outstanding as of March 26, 2010, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 26, 2010, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o alpha-En Corporation, 120 White Plains Road, Tarrytown, New York 10591.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Position	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
5% Stockholder:
Michael D. Feldman	Former Chairman and Chief Executive Officer	3,765,000	14.6%

Directors and Executive Officers:
Steven M. Payne	President and Director	4,667,900	18.1%
Jerome I. Feldman	Chairman of the Board, Chief Financial Officer and Treasurer	7,320,000	28.3%
George McKeegan	Vice President, Secretary and Director	750,000	2.9%
Ogden Reid	Director	100,000	*
All directors and executive officers as a group (4 persons)		12,837,900	49.7%

*      Less than 1% of outstanding shares.

Change in Control

There are no arrangements currently in effect which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

Under our Stock Option and Long Term Incentive Compensation Plan (the Plan), as amended, there are 2,750,000 shares reserved for issuance under the Plan to key employees, directors and consultants. Grants may be stock options, SAR’s, restricted stock or stock bonuses. Only employees may receive incentive awards. Exercise prices of incentive stock option grants shall not be less than the fair market value of our common stock on the date of the grant.  Stock options may be exercised  subject to continued employment and certain other conditions.  We can determine all other terms of an award under the Plan, including vesting and term, provided, however, that the terms of a stock option grant under the Plan may not be for more than ten years from the date of grant. As of March 26, 2010, all 2,750,000 stock options are available for issuance under the Plan and, as of that date, there were no outstanding grants under the Plan.

The following table provides information as of December 31, 2009, with respect to the shares of common stock that may have been issued under our existing equity compensation plan.

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

As of December 31, 2009, loan payable-officer was $137,401 was payable on demand, with interest at 5%, per annum.  For the years ended December 31, 2009 and 2008, interest expense on the loan payable-officer was $3,637 and $6,266, respectively.

Director Independence

Ogden Reid is an “independent” director, as that term is defined in Rule 10A-3(b)(1) under the Exchange Act.  Our other three directors are not “independent” as they are also executive officers of our company.

PART IV

ITEM 14.  Principal Accountant Fees and Services

Most & Company, LLP served as our independent auditors for the period from July 28, 2009 to December 31, 2009 and Raich Ende Malter & Co. LLP served as our independent auditors for the period from January 1, 2009 to July 28, 2009 and for the year ended December 31, 2008.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and reviews of the financial statements included in Forms 10-Q. For the period from July 28, 2009 to December 31, 2009, $42,450 in audit fees were billed by Most & Co related to the audit and reviews of our financial statements.  For the period from January 1, 2009 to July 28, 2009 and for the year ended December 31, 2008, $9,114 and $57,022 in audit fees were billed by Raich Ende related to the audit and reviews of our financial statements in those periods.

Audit-related Fees

Audit-related fees are fees billed for professional services other than the audit of our financial statements.  For the period from July 28, 2009 to December 31, 2009, there were no audit-related fees billed by Most & Co.  For the period from January 1, 2009 to July 28, 2009 and for the year ended December 31, 2008, $0 and $1,500 in audit-related fees were billed by Raich Ende, respectively.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning.  For the period from July 28, 2009 to December 31, 2009, $300 in tax fees were billed by Most & Co.  For the period from January 1, 2009 to July 28, 2009 and for the year ended December 31, 2008, $0 and $750 in tax fees were billed by Raich Ende, respectively.

All Other Fees

No other fees were billed by our independent auditors in 2009 and 2008.

Audit Committee

We have not established an audit committee. Our board of directors approved the services rendered and fees charged by our independent auditors. Our board of directors has reviewed and discussed our audited financial statements for the year ended December 31, 2009, with our management. In addition, our board of directors has discussed with Raich Ende, our independent registered public accountants, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee). Our board of directors also has received the written disclosures and the letter from as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and our board of directors has discussed the independence of Raiche Ende with that firm.

Based on our board of directors’ review of the matters noted above and its discussions with our independent auditors and our management, our board of directors approved that the audited financial statements be included in our annual report on Form 10-K for the year ended December 31, 2009.

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

ALPHA-EN CORPORATION

Dated: March 31, 2010	By:	/s/ Steven M. Payne
Steven M. Payne
President
(principal executive officer)

	By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Chairman, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Steven M. Payne	President and Director	March 31, 2010
Steven M. Payne	(principal executive officer)

/s/ Jerome I. Feldman	Chairman, Chief Financial Officer and	March 31, 2010
Jerome I. Feldman	Treasurer
(principal financial and accounting officer)

/s/ George McKeegan	Vice President, Secretary and Director	March 31, 2010
George McKeegan

/s/ Ogden Reid	Director	March 31, 2010
Ogden Reid

alpha-En Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Alpha-en Corporation

We have audited the accompanying consolidated balance sheet of Alpha-en Corporation (Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha-en Corporation as of December 31, 2009 and 2008 and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Most & Company, LLP

Most & Company, LLP

New York, New York
March 31, 2010

ALPHA-EN CORPORATION
CONSOLIDATED BALANCE SHEET

	December 31, 2009	December 31, 2008

ASSETS

Current assets
Cash	$2,175	$22,172
Prepaid expenses	3,069

Total current assets	5,244	22,172

Intangible assets	250,000

TOTAL ASSETS	$255,244	$22,172

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$71,482	$111,589
Loan payable - stockholder/officer	137,401	32,264
Note payable	1,607
Due to related party	4,713	8,803

TOTAL LIABILITIES	215,203	152,656

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued
Class B common stock, no par value, 1,000,000 shares authorized; none issued
Common stock, $.01 par value, 35,000,000 shares
authorized; 25,821,030 and 22,821,030 shares issued
and outstanding as of December 31, 2009 and 2008,
respectively	258,210	228,210
Additional paid-in capital	7,578,103	7,358,103
Accumulated deficit	(7,726,889)	(7,647,414)
Treasury stock, at cost (798,918 shares of common stock)	(69,383)	(69,383)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	40,041	(130,484)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$255,244	$22,172

See notes to consolidated financial statements

ALPHA-EN CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2009	2008

Revenues	$4,091	$9,619

General and administrative expenses	(141,088)	(245,114)

Forgiveness of accounts payable and
accrued liabilities	57,522

Net loss	$(79,475)	$(235,495)

Net loss per share - basic and diluted	*	$(0.01)

Weighted average common shares outstanding -
basic and diluted	25,360,756	16,151,766

* Less than $.01 per share

See notes to consolidated financial statements

ALPHA-EN CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional		Treasury Stock
	Number of		Paid-in	Accumulated	Number of
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance at December 31, 2007	11,582,000	$115,820	$7,245,713	$(7,411,919)	$798,918	$(69,383)	$(119,769)

Sales of common stock	11,239,030	112,390	112,390				224,780

Net loss				(235,495)			(235,495)

Balance at December 31, 2008	22,821,030	228,210	7,358,103	(7,647,414)	798,918	(69,383)	(130,484)

Acquisition of technology license for common stock	3,000,000	30,000	220,000				250,000

Net loss				(79,475)			(79,475)

Balance at December 31, 2009	25,821,030	$258,210	$7,578,103	$(7,726,889)	$798,918	$(69,383)	$40,041

See notes to consolidated financial statements

ALPHA-EN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2009	2008

Cash Flows From Operations
Net loss	$(79,475)	$(235,495)
Adjustments to reconcile net loss to net cash
used in operating activities:
Forgiveness of accounts payable and accrued liabilities	(57,522)
Changes in operating assets and liabilities:
Prepaid expenses	(3,069)	12,351
Accounts payable and accrued liabilities	17,415	75,108

Net cash used in operating activities	(122,651)	(148,036)

Cash Flows From Financing Activities
Increase in loan payable - stockholder/officer	105,137	96,265
Sales of common stock		60,000
Increase in note payable	15,440
Payments of note payable	(13,833)
Decrease in due to related party	(4,090)	(9,619)
Net cash provided by financing activities	102,654	146,646

Increase (decrease) in cash	(19,997)	(1,390)

Cash - Beginning of period	22,172	23,562

Cash - End of period	$2,175	$22,172

Noncash Transactions:
Purchase of intangible assets in exchange for 3,000,000
shares of common stock	$250,000

Common stock issued in exchange for
cancellation of loan-payable officer		$164,780

See notes to consolidated financial statements.

Alpha-en Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.      Organization and Operations

Alpha-En Corporation (formerly Avenue Entertainment Group, Inc.) (Company) was incorporated in Delaware on March 7, 1997 and had operated through its wholly-owned subsidiaries, Avenue Pictures, Inc. and its subsidiaries and Wombat Productions, Inc.

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

Fair Value of Financial Instruments

The Company's carrying values of cash, accounts payable and accrued expenses, loan payable-stockholder/officer, note payable and due to related party approximate their fair values because of the short-term maturity of these instruments.

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

Intangible Assets

Intangible assets have been recorded at fair value and, as they have an indefinite life, will not be amortized.  The carrying value of the intangible assets will be evaluated by management for impairment at least annually or upon the occurrence of an event which may indicated that the carrying amount may be greater than its fair value.  If impaired, the Company will write down such impairment.  In addition, the useful life of the intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may be definitive and the Company will commence amortization over such useful life.

Effective January 1, 2009, the Company adopted FASB Staff Position 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3").  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, "Goodwill and Other Intangible Assets".  The adoption of FSP 142-3 did not have a material impact on the consolidated financial statements

Loss per Common Share

Basic loss per share is calculated using the weighted-average number of shares outstanding during each period.  Diluted loss per share includes potentially diluted securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period.

For the year ended December 31, 2009 and 2008, there were no significant potentially diluted securities.

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

The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and tax related penalties as general and administrative expenses.

New Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.      Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses, negative working capital and no operating cash flow and future losses are anticipated. The Company's plan of operations is to raise capital with equity financing, which even if successful, may not result in cash flow sufficient to develop its business plan and generate sales from the License (Note 10). These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of assets is dependent upon future operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements and the success of its future operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

4.       Intangible Assets

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

(5)
Grant of options to purchase up to a total of 19% (inclusive of previously issue shares) of the issued and outstanding shares of the Company upon the issuance of any additional shares after the date of the License.  These options are exercisable at the same prices as the shares sold or values received for five years from each grant date.  These grants are only issuable if the Threshold is met.

Upon a transfer of the entire License, the Company shall pay the licensor a fee equal to 19% of all compensation received on the transfer.

The License has been recorded at its fair value of $250,000 based on management's projected net cash flows to be realized from sales of products under the License.

5.      Note Payable

On March 10, 2009, in connection with the purchase of directors and officers liability insurance, the Company borrowed $15,440, payable in ten equal monthly installments of $1,621, including interest of 10.85%, per annum, through January 2010.

6.      Related Party Transactions

As of December 31, 2009, loan payable-stockholder/officer was $137,401 payable on demand, with interest at 5%, per annum.  For the years ended December 31, 2009 and 2008, interest expense on the loan payable - stockholder/officer was $3,637 and $6,266, respectively.

In January 2010, the Company borrowed an additional $3,000 from the stockholder/officer.

An officer of the Company provides administrative space without rent.

7.      Common Stock

On June 13, 2008, the Board of Directors approved a private placement of up to 10,000,000 share of common stock of the Company at a purchase price of $.02, per share.  Under the private place, in July and August 2008, the Company sold an aggregate of 3,000,000 shares of common stock for $60,000. In addition, on July 15, 2008 and October 15, 2008, additional  1,475,000 shares and 3,025,000 shares of the Company’s common stock, respectively, were sold to the officer/director under the private placement by cancellation of the loan and payable-officer.

On July 3, 2008, subsequent to the increase in authorized shares of common stock, the Company issued 3,739,030 shares of the Company’s common stock to an officer/director, from the remainder of the subscription agreement dated September 27, 2007, in exchange for approximately $75,000 paid by the cancellation of the loan payable-officer.

As of December 31, 2009, the Company has reserved the following shares of common stock for future issue:

Stock Option Plan	2,750,000
Non-qualified options	756,500

3,506,500

8.      Stock Option Plan

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

As of December 31, 2009, there were no options outstanding to purchase common stock under the Plan.

As of December 31, 2009, options not under the Plan to purchase 756,500 shares of the Company’s common stock were outstanding at a weighted average exercise price of $.50, per share, and a weighted average remaining life of .67 years for 700,000 options and 2.12 years for 56,500 options.

9.      Participation Rights

The Company was granted the right to receive future participation rights on certain revenues from certain film properties sold in prior years.

10.  Income Taxes

The Company filed consolidated tax returns through December 31, 2004 and anticipates filing consolidated returns for 2009, 2008, 2007, 2006 and 2005. The Company anticipates no significant income tax expense as a result of these filings.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2009.

As of December 31, 2009, the Company has net operating loss carryforwards of approximately $3,500,000 to reduce future Federal and state taxable income through 2028.

As of December 31, 2009, realization of the Company’s deferred tax assets of $1,457,000 was not considered more likely than not and, accordingly, a valuation allowance of $1,457,000 has been provided.

As of December 31, 2009 and 2008, components of deferred tax assets were as follows:

	2009	2008
Net operating loss	$1,457,000	$1,425,000
Share-based payments	-	6,000
Valuation allowance	(1,457,000)	(1,431,000)

	NONE	NONE

For the years ended December 31, 2009 and 2008, deferred income tax expense consisted of the following:

	2009	2008
Net operating loss	$32,000	$95,000
Share-based payments	(6,000)	(6,000)
Valuation allowance	(26,000)	(89,000)

	NONE	NONE

11. Adoption of Accounting Policies

During the year ended December 31, 2009, the Company adopted the following accounting policies without a material effect on the consolidated financial statements.

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