Form 10-Q
period 2010-03-31
alpha-En Corp
filed 2010-05-24
CIK 1023298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

 As of May 24, 2010, there were 25,821,030 shares of the issuer’s common stock outstanding.

ITEM 1. Financial Statements

Alpha-En Corporation

ALPHA-EN CORPORATION
CONSOLIDATED BALANCE SHEET

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets
Cash	$271	$2,175
Prepaid expenses	17,201	3,069

Total current assets	17,472	5,244

Intangible assets	250,000	250,000

TOTAL ASSETS	$267,472	$255,244

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$96,105	$71,482
Loan payable - stockholder/officer	148,686	137,401
Note payable	14,532	1,607
Due to related party	3,992	4,713

TOTAL LIABILITIES	263,315	215,203

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares
authorized; none issued
Class B common stock, no par value, 1,000,000 shares
authorized; none issued
Common stock, $.01 par value, 35,000,000 shares
authorized; 25,821,030 shares issued and
outstanding as of March 31, 2010 and December 31, 2009	258,210	258,210
Additional paid-in capital	7,578,103	7,578,103
Accumulated deficit	(7,762,773)	(7,726,889)
Treasury stock, at cost (798,918 shares of
common stock)	(69,383)	(69,383)

TOTAL STOCKHOLDERS' EQUITY	4,157	40,041

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$267,472	$255,244

See notes to consolidated financial statements

ALPHA-EN CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues	$721	$2,500

General and administrative expenses	(36,605)	(48,256)

Net loss	$(35,884)	$(45,756)

Net loss per share - basic and diluted	*	*

Weighted average common shares outstanding -
basic and diluted	25,821,030	23,954,363

* Less than $.01 per share

See notes to consolidated financial statements

ALPHA-EN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash Flows From Operations
Net loss	$(35,884)	$(45,756)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(14,132)	(16,880)
Accounts payable and accrued liabilities	24,623	9,810

Net cash used in operating activities	(25,393)	(52,826)

Cash Flows From Financing Activities
Increase in note payable	12,925	15,440
Increase in loan payable - stockholder/officer	11,285	20,484
Decrease in due to related party	(721)	(2,500)

Net cash provided by financing activities	23,489	33,424

Decrease in cash	(1,904)	(19,402)

Cash - Beginning of period	2,175	22,172

Cash - End of period	$271	$2,770

Noncash Transaction:
Common stock issued in exchange for licensing agreement		$250,000

See notes to consolidated financial statements.

Alpha-En Corporation

Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Operations

Alpha-En Corporation (Company) was incorporated in Delaware on March 7, 1997 and had operated through its wholly-owned subsidiaries, Avenue Pictures, Inc. and its subsidiaries and Wombat Productions, Inc., through May 2 2006.

From May 2, 2006, through February 24, 2009, the Company had been inactive.

On February 25, 2009, the Company was granted a license for an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries and other fields.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company's management discussion and analysis in Item 2 of this report and in the Company's Form 10-K for the year ended December 31, 2009. Interim results are not necessarily indicative of the results for a full year.

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

Consideration of Subsequent Events

The Company evaluated all events and transactions occurring after March 31, 2010 through May 24, 2010, the date these financial statements were issued, to identify subsequent events which may need to be recognized or non-recognizable events which would need disclosure.

No recognizable events were identified for disclosure. See Note 6 for non-recognizable events disclosed.

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

The Company’s plan of operations is to raise equity financing, which even if successful, may not result in cash flow sufficient to finance and expand its business and generate sales from the License (see Note 4).  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Realization of assets is dependent upon future operations of the Company, which in turn is dependent upon management’s plans to meet its financing requirements and the success of its future operations.  These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue existence.

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

5. Note Payable

On March 10, 2010, in connection with the purchase of directors and officers liability insurance, the Company borrowed $14,532, payable in nine equal monthly installments of $1,690, including interest of 11.04%, per annum, through December 2010.

6.  Related Party Transactions

As of March 31, 2010, loan payable – stockholder/officer was $148,686, payable on demand, with interest at 5%, per annum.

In April 2010, the Company borrowed an additional $9,000 from the stockholder/officer.

An officer of the Company provides administrative space without rent.

7. Income Taxes

As of March 31, 2010, management has evaluated and concluded that there are no significant uncertain tax positions required recognition in the Company’s consolidated financial statements.

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

In May 2006, Gene Feldman was diagnosed with lymphoma and resigned from his position with us.  On August 25, 2006, Gene Feldman passed away. On September 1, 2006, Mr. Feldman’s nephew, Michael D. Feldman, stepped in to become our Chairman and Chief Executive Officer, and Jerome I. Feldman, Gene Feldman’s brother and  Michael D. Feldman’s father, became our Chief Financial Officer, Treasurer and Vice Chairman of the Board.  From the date of  Gene Feldman’s resignation through the date we entered into a Technology License Agreement (as described below), we have been substantially inactive.  All monies disbursed by us from 2006 through the date hereof were used for the payment of directors and officers’ insurance premiums and the cost of maintaining our public company status.  During that period, we have had no employees other than our officers.

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

It is our intention to develop pilot manufacturing of metallic lithium and from such production, manufacture sufficient material to insure the quality, test the marketing and commence initial pilot sales.  We would lease manufacturing space at the facilities of MXL Industries Inc. in Lancaster, Pennsylvania.  It would be necessary to raise sufficient funds to commence such pilot manufacturing over the next six months and it would be the responsibility of management to initiate such financing.  We would hire technical and operational support personnel as necessary to reach appropriate staffing levels at such time.

Metallic lithium is distinguishable from other existing forms of battery technology in that it has a higher energy density than zinc or nickel compounds used in conventional batteries.  The market for metallic lithium is now in excess of $1.0 billion according to independent industry sources and, we believe, steadily increasing.  There are a number of much larger and more established firms in the business of manufacturing metallic lithium.  It is our belief that utilizing our new patent pending process we would have a significant advantage in manufacturing costs over the existing companies in the field, although no assurance can be given.  This process has only been proven in the laboratory and will have its initial pilot production later in 2010.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Operations for the three months ended March 31, 2010 and 2009 consisted principally of maintaining our public company status.

Net loss for the three months ended March 31, 2010 was $35,884, compared to a loss of $45,756 for the three-month period ended March 31, 2009.  We had no operations during either period and expenses consisted primarily of legal and accounting fees.

Liquidity and Capital Resources

As of March 31, 2010, we had negative working capital of $245,843, compared to negative working capital of $176,240, at March 31, 2009.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2010.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

We evaluated the fair value of our intangible assets as of December 31, 2009 and determined that it exceeded the carrying value based on our knowledge of the potential use of the lithium that we plan to produce in the existing market. Although we are at an early stage of bringing the lithium process to produce revenues and cannot forecast revenues, we believe that the net cash flow to be derived from the lithium process will exceed the carrying value.

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

New Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended March 31, 2010.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Reserved

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

Dated:  May 24, 2010

ALPHA-EN CORPORATION

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Chairman, Chief Financial Officer and Treasurer
(principal financial and accounting officer)