Form 10-Q
period 2010-06-30
alpha-En Corp
filed 2010-08-20
CIK 1023298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

 As of August 16, 2010, there were 27,821,030 shares of the issuer’s common stock outstanding.

ITEM 1. Financial Statements

Alpha-En Corporation

Index to Consolidated Financial Statements

Page

Consolidated Balance Sheet as of June 30, 2010 (unaudited)
and December 31, 2009	2

Consolidated Statement of Operations for the three and six
months ended June 30, 2010 and 2009 (unaudited)	3

Consolidated Statement of Cash Flows for the six
months ended June 30, 2010 and 2009 (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	5

ALPHA-EN CORPORATION
CONSOLIDATED BALANCE SHEET

	June 30, 2010	December 31, 2009
	(Unaudited)

ASSETS
Current assets
Cash	$499	$2,175
Prepaid expenses	12,510	3,069

Total current assets	13,009	5,244

Intangible assets	250,000	250,000

TOTAL ASSETS	$263,009	$255,244

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$98,559	$71,482
Loan payable - stockholder/officer	9,891	137,401
Note payable	9,820	1,607
Due to related party	3,691	4,713

TOTAL LIABILITIES	121,961	215,203

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued
Class B common stock, no par value, 1,000,000 shares authorized; none issued
Common stock, $.01 par value, 35,000,000 shares authorized; 27,821,030 and 25,821,030 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	278,210	258,210
Additional paid-in capital	7,718,103	7,578,103
Accumulated deficit	(7,785,882)	(7,726,889)
Treasury stock, at cost (798,918 shares of common stock)	(69,383)	(69,383)

TOTAL STOCKHOLDERS' EQUITY	141,048	40,041

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	263,009	$255,244

See notes to consolidated financial statements

ALPHA-EN CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009		2010	2009

Revenues	$301		$0	$1,022		$2,500

General and administrative expenses	(23,410)		(26,056)	(60,015)		(74,312)

Net loss	$(23,109)		$(26,056)	$(58,993)		$(71,812)

Net loss per share - basic and diluted	*	$	*	*	$	*

Weighted average common shares
outstanding - basic and diluted	26,612,239		24,892,853	26,218,820		25,821,030

* Less than $.01 per share

See notes to consolidated financial statements

ALPHA-EN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash Flows From Operations
Net loss	$(58,993)	$(71,812)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	5,091	(12,277)
Accounts payable and accrued expenses	27,077	22,448

Net cash used in operating activities	(26,825)	(61,641)

Cash Flows From Financing Activities
Payments of note payable	(6,319)	10,953
Increase in loan payable - stockholder/officer	32,490	31,202
Decrease in due to related party	(1,022)	(2,500)

Net cash provided by financing activities	25,149	39,655

Decrease in cash	(1,676)	(21,986)

Cash - Beginning of period	2,175	22,172

Cash - End of period	$499	$186

Noncash Transaction:
Issuance of capital stock in payment of loan payable - stockholder/officer	$160,000

Issuance of capital stock for license		$250,000

See notes to consolidated financial statements.

Alpha-En Corporation
Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Operations

Alpha-En Corporation (Company) was incorporated in Delaware on March 7, 1997 and had operated through its wholly-owned subsidiaries, Avenue Pictures, Inc. and its subsidiaries and Wombat Productions, Inc., through May 2, 2006.

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

Intangible Assets

Intangible assets are recorded at fair value and, as they an indefinite life, will not be amortized.  The carrying value of the intangible assets will be evaluated by management for impairment at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value.  If impaired, the Company will write down such impairment.  In addition, the useful life of the intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may be definitive and the Company will commence amortization over such useful life.

Consideration of Subsequent Events

The Company evaluated all events and transactions occurring after June 30, 2010 through August 20, 2010, the date these financial statements were issued, to identify subsequent events which may need to be recognized or non-recognizable events which would need disclosure.

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

The License has been recorded at its fair value of $250,000 based on the management’s projected net cash flows to be realized from sales of products under the License.

5. Notes Payable

On March 10, 2010, in connection with the purchase of directors and officers liability insurance, the Company borrowed $14,532, payable in nine equal monthly installments of $1,690, including interest of 11.04%, per annum, through December 2010.

6. Related Party Transactions

As of June 30, 2010, loan payable – stockholder/officer was $ 9,891, payable on demand, with interest at 5%, per annum.

On May 25, 2010, the Company issued 2,000,000 shares of its common stock in payment of $160,000 of the loan payable-shareholder

In July 2010, the Company borrowed an additional $2,000 from the stockholder/officer.

An officer of the Company provides administrative space without rent.

7. Income Taxes

As of June 30, 2010, management has evaluated and concluded that there are no significant uncertain tax positions required recognition in the Company’s consolidated financial statements.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Operations for the three months ended June 30, 2010 and 2009 consisted principally of maintaining our public company status.

Net loss for the three months ended June 30, 2010 was $23,109, compared to a loss of $26,056 for the three-month period ended June 30, 2009.  We had no operations during either period and expenses consisted primarily of legal and accounting fees.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Operations for the six months ended June 30, 2010 and 2009 consisted principally of maintaining our public company status.

Net loss for the six months ended June 30, 2010 was $58,993, compared to a loss of $71,812 for the six-month period ended June 30, 2009.  We had no operations during either period and expenses consisted primarily of legal and accounting fees.

Liquidity and Capital Resources

As of June 30, 2010, we had negative working capital of $108,952, compared to negative working capital of $202,296, at June 30, 2009.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2010.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Intangible Assets

Intangible assets, consisting of a license for an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries and other fields,  have been recorded at fair value and, as they have an indefinite life, will not be amortized.  The carrying value of the intangible assets will be evaluated by us for impairment at least annually or upon the occurrence of an event which may indicated that the carrying amount may be greater than its fair value.  If impaired, we will write down such impairment.  In addition, the useful life of the intangible assets will be evaluated by us at least annually or upon the occurrence of an event which may indicate that the useful life may be definitive and we will commence amortization over such useful life.

We have evaluated the fair value of our intangible assets and determined that it exceeds the carrying value based on our knowledge of the potential use of the lithium that we plan to produce in the existing market. Although are at an early stage of bringing the lithium process to produce revenues and cannot fore cast revenues, we believe that the net cash flow to be derived from the lithium will exceed the carrying value.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2010, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There were no sales of unregistered securities during the three months ended June 30, 2010.

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

Dated:  August 20, 2010

ALPHA-EN CORPORATION

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Chairman, Chief Financial Officer and Treasurer
(principal financial and accounting officer)