Form 10-Q
period 2010-09-30
alpha-En Corp
filed 2010-11-15
CIK 1023298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

 As of November 12, 2010, there were 27,821,030 shares of the issuer’s common stock outstanding.

ITEM 1. Financial Statements

Alpha-En Corporation

ALPHA-EN CORPORATION
CONSOLIDATED BALANCE SHEET

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets
Cash	$179	$2,175
Prepaid expenses	7,819	3,069

Total current assets	7,998	5,244

Intangible assets	250,000	250,000

TOTAL ASSETS	$257,998	$255,244

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$101,112	$71,482
Loan payable - stockholder/officer	28,992	137,401
Note payable	4,978	1,607
Due to related party	3,630	4,713

TOTAL LIABILITIES	138,712	215,203

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued
Class B common stock, no par value, 1,000,000 shares authorized; none issued
Common stock, $.01 par value, 35,000,000 shares authorized; 27,821,030 and 25,821,030 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	278,210	258,210
Additional paid-in capital	7,718,103	7,578,103
Accumulated deficit	(7,807,644)	(7,726,889)
Treasury stock, at cost (798,918 shares of common stock)	(69,383)	(69,383)

TOTAL STOCKHOLDERS' EQUITY	119,286	40,041

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$257,998	$255,244

See notes to consolidated financial statements

ALPHA-EN CORPORATION
 CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009		2010	2009

Revenues	$60		$423	$1,082		$2,923

General and administrative expenses	(21,822)		(24,540)	(81,837)		(98,852)

Net loss	$(21,762)		$(24,117)	$(80,755)		$(95,929)

Net loss per share - basic and diluted	*	$	*	*	$	*

Weighted average common shares outstanding - basic and diluted	27,821,030		25,821,030	26,758,759		25,205,645

*	Less than $.01 per share

See notes to consolidated financial statements

ALPHA-EN CORPORATION
 CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash Flows From Operations
Net loss	$(80,755)	$(95,929)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	9,783	(7,673)
Accounts payable and accrued expenses	29,630	13,570

Net cash used in operating activities	(41,342)	(90,032)

Cash Flows From Financing Activities
Payments of note payable	(11,162)	6,343
Increase in loan payable - stockholder/officer	51,591	67,213
Decrease in due to related party	(1,083)	(2,923)

Net cash provided by financing activities	39,346	70,633

Decrease in cash	(1,996)	(19,399)

Cash - Beginning of period	2,175	22,172

Cash - End of period	$179	$2,773

Noncash Transaction:
Payment of loan payable - stockholder/officer for issuance of common stock	$160,000

Purchase of intangible assets for issuance of common stock		$250,000

See notes to consolidated financial statements

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

Commencing in October 2010, working through a third party, we conducted a series of tests to determine if the process works and, based on the results, we believe that the process is workable and commercially feasible. We intend to hire a management team to implement this process in the upcoming months.

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

4. Intangible Assets

On February 25, 2009, the Company was granted an exclusive, worldwide, transferable, perpetual license (License) to use certain proprietary technology for the processing of lithium for use in batteries and other fields.  A patent application relating to the licensed technology is pending.

In exchange for the License, the Company:

(1) issued 1,000,000 shares of common stock of the Company;

(2) issued an additional 2,000,000 shares of common stock of the Company, which are restricted and subject to forfeiture if there has not been at least $1,000,000 in total commercial sales of licensed products within three years (Threshold);

(3) will pay royalties of $1.00, per kilogram, of lithium products manufactured and sold, payable quarterly;

(4) will pay royalties of $.10, per kilogram, of excess products manufactured and sold, payable quarterly;

(5) will grant options to purchase up to a total of 19% (inclusive of previously issued shares) of the issued and outstanding shares of the Company upon the issuance of any additional shares after the date of the License.  These options are exercisable at the same prices as the shares sold or values received for five years from each grant date.  These grants are only issuable if the Threshold is met.

Upon a transfer of the entire License, the Company shall pay the licensor a fee equal to 19% of all compensation received on the transfer.

The License has been recorded at its fair value of $250,000 based on the management’s projected net cash flows to be realized from sales of products under the License.

5. Notes Payable

On March 10, 2010, in connection with the purchase of directors and officers liability insurance, the Company borrowed $14,532, payable in nine equal monthly installments of $1,690 through December 2010, including interest of 11.04%, per annum.

6. Related Party Transactions

As of September 30, 2010, loan payable – stockholder/officer of $ 28,992 is payable on demand, with interest at 5%, per annum.

On May 25, 2010 the Company issued 2,000,000 share of its common stock in payment of $160,000 of the loan payable-stockholder/officer.

In October 2010, the Company borrowed an additional $4,500 from the stockholder/officer.

An officer of the Company provides administrative space without rent.

7. Income Taxes

As of September 30, 2010, management has evaluated and concluded that there are no significant uncertain tax positions required recognition in the Company’s consolidated financial statements.

8.  Adoption of Accounting Policies

During the nine months ended September 30, 2010, the Company adopted the following accounting policies, without a material impact on the consolidated financial statements:

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, “Subsequent Events” (ASC 85). This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, “Fair Value Measurements and Disclosures” (ASC 820). This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements. The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “could”, “would”, “should”, “will”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, and similar expressions. Our actual results and the timing of certain events may differ significantly from the results and timing described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed or referred to in the annual report on Form 10-K for the year ended December 31, 2009 and in subsequent period reports filed with the U.S. Securities and Exchange Commission, including this report. The following discussion and analysis of our financial condition and results of operations should be read in light of those factors and in conjunction with our accompanying financial statements, including the notes thereto.

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

In May 2006, Gene Feldman was diagnosed with lymphoma and resigned from his position with us.  On August 25, 2006, Gene Feldman passed away. On September 1, 2006, Mr. Feldman’s nephew, Michael D. Feldman, stepped in to become our Chairman and Chief Executive Officer, and Jerome I. Feldman, Gene Feldman’s brother and Michael D. Feldman’s father, became our Chief Financial Officer, Treasurer and Vice Chairman of the Board.  In the following year, Michael D. Feldman resigned from his positions with us as an officer and director, and Jerome I. Feldman became our Chairman, Chief Executive Officer and Chief Financial Officer.  From the date of Gene Feldman’s resignation through the date we entered into a Technology License Agreement (as described below), we have been substantially inactive.  All monies disbursed by us from 2006 through 2009 were used to pay the previously-incurred accounting fees and for the payment of directors and officers’ insurance premiums.  During that period, we have had no employees and our board of directors has not met.

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

In consideration for the license grant, we issued 1,000,000 shares of our common stock to the Amendola Family Trust, and have agreed to pay the licensor a royalty of: (i) $1.00 per kilogram of lithium product manufactured and sold, and (ii) in the event sodium is produced out of the manufacture of lithium, $0.10 per kilogram of sodium manufactured and sold.  The royalty is payable by us quarterly and subject to audit rights by the licensor.

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

Commencing in October 2010, working through a third party, we conducted a series of tests in a production environment to determine if the process covered by the Amendola patent works.  The testing involved feeding lithium carbonate solution into an electrolysis tank containing a liquid metal cathode and an anode suspended in the lithium carbonate solution.  Based on the results of this preliminary testing, we believe that the process is workable and can be scaled-up to a commercially feasible level. We intend to bring in a seasoned management team in the upcoming months to take the necessary steps to implement this process.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Operations for the three months ended September 30, 2010 and 2009 consisted principally of maintaining our public company status.

Net loss for the three months ended September 30, 2010 was $21,762, compared to a loss of $24,117 for the three-month period ended September 30, 2009.  We had no operations during either period and expenses consisted primarily of legal and accounting fees.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Operations for the nine months ended September 30, 2010 and 2009 consisted principally of maintaining our public company status.

Net loss for the nine months ended September 30, 2010 was $80,755, compared to a loss of $95,929 for the nine-month period ended September 30, 2009.  We had no operations during either period and expenses consisted primarily of legal and accounting fees.

Liquidity and Capital Resources

As of September 30, 2010, we had negative working capital of $130,714, compared to negative working capital of $226,413, at September 30, 2009.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2010.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended September 30, 2010.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Reserved

ITEM 5. Other Information

None

ITEM 6. Exhibits

The exhibits listed in the following Exhibit Index are filed as part of this quarterly report.

Exhibit Number and Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation. (2)

3.3	By-Laws. (1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
_____________

(1)	Incorporated by reference to the exhibits included with registration of securities on Form 10-SB, filed with the U.S. Securities and Exchange Commission on April 10, 1997.

(2)	Incorporated by reference to the exhibits included with quarterly report on Form 10-Q, filed with the U.S. Securities and Exchange Commission on August 14, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 15, 2010

ALPHA-EN CORPORATION

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer
(principal executive officer and principal financial and accounting officer)