Form 10-K
period 2010-12-31
alpha-En Corp
filed 2011-04-01
CIK 1023298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.Yes ☐  No ☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of June 30, 2010, was approximately $171,923.

As of March 31, 2011, 27,821,030 shares of the registrant’s common stock were issued and outstanding.

Documents Incorporated by Reference:  None

alpha-En Corporation

2010 ANNUAL REPORT ON FORM 10-K

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

Overview

For the last two years, we have been focused exclusively on efforts to develop a business centered around our metallic lithium battery technology.

On February 25, 2009, we entered into a Technology License Agreement with the Amendola Family Trust, a trust created by Steven Amendola.  Pursuant to the License Agreement, we acquired an exclusive, worldwide, perpetual license to use certain proprietary technology for manufacturing metallic lithium for use in batteries and other applications.  We believe this technology allows for the manufacture of metallic lithium more efficiently and more inexpensively than current methods.

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

On February 23, 2011, we entered into an Option Agreement with MXL Leasing, LP to prepare for the commercial manufacture of lithium metal and, subject to the terms of a definitive agreement, commence commercial manufacturing of lithium metal.

Metallic Lithium Technology License

On February 25, 2009, we entered into a Technology License Agreement with the Amendola Family Trust, a trust created by Steven Amendola.  Pursuant to the License Agreement, we acquired an exclusive, worldwide, perpetual license to use certain proprietary technology for manufacturing metallic lithium for use in batteries and other applications.  We believe this technology allows for the manufacture of metallic lithium more efficiently and more inexpensively than current methods.  Lithium batteries are used in cell phones, digital cameras, i-pods and many other high technology devices and applications.

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

Steven Amendola, the executor of the Amendola Family Trust, has 25 years of scientific experience focused on metallurgy, chemistry and alternate energy.  He holds more than 20 issued patents in these fields with others currently pending.  Mr. Amendola developed the basic technology used by Millennium Cell, Inc. (a hydrogen development company) and is currently founder and Chief Executive Officer of RSI Silicon Products LLC (a silicon cell manufacturer for solar energy).

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

Preliminary Tests of Technology

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

Commercial Manufacturing Agreement

On February 23, 2011, we entered into an Option Agreement with MXL Leasing, LP to prepare for the commercial manufacture of lithium metal and, subject to the terms of a definitive agreement, commence commercial manufacturing of lithium metal.  Pursuant to the Option Agreement, we issued to MXL Leasing an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.11 per share for a period of five years.

Market and Opportunity

Lithium is the lightest of all metals, has a high energy density and is used in a variety of industrial applications, including consumer electronics, chemical, pharmaceutical and nuclear.  Until recently, research had stalled on the use of lithium metal as a power source, primarily because of its instability in the presence of air and water.  Today, consumers are familiar with lithium in the form of lithium ion batteries, which for decades have been used as a source of safe, energy dense power for laptops, cell phones, digital cameras and digital music players, among other items.  The safety and stability of lithium ions, however, come at a price when compared to metallic lithium.  Lithium ions have a lower energy density than lithium metal, with the capacity to store just one-tenth of the energy of equivalent weight lithium metal.

With the advent of more advanced electronic products, most notably the recent introduction of battery-powered automobiles, the development of lithium battery-driven propulsion in the form of a lithium metal battery is generating an increasing level of interest among scientists and corporations.  The lithium metal batteries reported to be under development would be lightweight, powerful (capable of producing as much as 10 times the energy of lithium ion batteries), and rechargeable.  By way of example, it is reported that automobiles powered by lithium ion batteries can travel up to 40 miles on a charge; a lithium metal battery could potentially extend that range to over 400 miles using a lighter, less expensive power package.

Assuming that lithium metal battery technology is perfected, the question for manufacturers, including automobile companies, remains: “Can metallic lithium be produced cost-effectively and in sufficient quantities to support the introduction of products – like automobiles - powered by this technology?”

alpha-En’s Proposed Process

Based on results to date, including what we believe to be the validation of the proof of process, we believe that our licensed, proprietary technology offers a number of advantages over lithium extraction techniques currently in use.  Traditionally, industrial production of lithium metal involved the electrolysis of molten salts at temperatures of 400-600 Celsius (752-1112 Fahrenheit).  Maintaining these salts at high heat levels adds meaningful production costs to the process.

A well-known process exists which allows for lithium production at much lower temperatures, however that process requires large amounts of mercury which creates an unacceptable environmental risk profile.  Other proposed low temperature processes also require the use of halide salts of lithium which release hazardous by-products, such as chlorine gas, during lithium separation.  Containment and handling of these hazardous by-products adds to the manufacturing costs and increases the environmental risk profile.

Our licensed technology allows for separation temperatures of below 100 degrees Celsius, without the use of mercury, and allows for the use of lithium carbonate as a primary feed stock. The advantages are:

•	Lower process temperatures mean lower manufacturing costs.
•	Environmental risk is reduced by the absence of toxic mercury.
•
Lithium carbonate can be used as the feed stock, reducing raw material and overall manufacturing costs, and eliminating the hazardous by-products typically produced when processing halide salts of lithium.

•
The metal alloy which holds the separated lithium metal can be circulated for immediate extraction, or solidified to protect and stabilize the lithium metal for later extraction.  This provides a previously unattainable degree of manufacturing flexibility.

Additional Business Information

Except for our Technology License Agreement and Option Agreement described above, we have no other material agreements as of March 31, 2011.  We currently have no customers in place for our proposed metallic lithium battery technology.  We are presently conducting preliminary marketing and sales activities.  In the future, as manufacturing begins, we believe raw materials required for our operations will be widely available.  We expect to compete in the future on the basis of our proprietary technology.  We have filed one patent application relating to our technology with the U.S. Patent & Trademark Office.  We own no trademarks.  We have three employees as of March 31, 2011, none of whom is covered by a collective bargaining agreement.

Corporate Information and Background

alpha-En Corporation is a Delaware corporation. From 1969 to September 1996, operating as Wombat Productions, our primary focus was the production of one-hour profiles of Hollywood stars.  In September 1996, we sold this business to former management and changed our name to Avenue Entertainment Group, Inc.  From September 1996 to September 2005, we were an independent entertainment company that produced feature films, television films and made-for-television/cable movies.

Our company cut back daily operations in late 2005 and essentially ceased daily operations in May 2006.  From May 2006 through the date we entered into a Technology License Agreement in February 2009 (as described above), we were substantially inactive.  All monies disbursed by us from 2006 through January 2009 were used to pay previously-incurred accounting fees and for the payment of directors and officers’ insurance premiums.  During that period, we had no employees and our board of directors did not meet.

On April 30, 2008, our board of directors and stockholders owning a majority of our outstanding shares of common stock voted to approve an amendment to our certificate of incorporation to (a) change our corporate name to alpha-En Corporation, and (b) increase the aggregate number of our authorized shares of common stock from 15,000,000 shares to 35,000,000 shares.  On June 9, 2008, we filed the certificate of amendment to our certificate of incorporation, effecting these changes.  Pursuant to the corporate name change, effective July 22, 2008, our company’s trading symbol was changed to “ALPE.”

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

We have generated no revenues over the past three years from our lithium license, and will not generate any meaningful revenues until after we successfully commercialize our technology to manufacture metallic lithium, of which no assurance can be given. As of December 31, 2010, we had a working capital deficit of $155,386 and an accumulated deficit of $7,832,316.  Since December 31, 2010, we have continued to incur significant losses and anticipate that we may continue to incur significant losses in 2011 and beyond.  There can be no assurance as to whether or when we will generate meaningful revenues or achieve profitable operations.

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

Pursuant to our February 2009 Technology License Agreement, we agreed to pay the licensor a royalty of (i) $1.00 per kilogram of lithium product manufactured and sold, and (ii) in the event sodium is produced out of the manufacture of lithium, $0.10 per kilogram of sodium manufactured and sold.  Payment of such royalty to the Amendola Family Trust is based on our sales revenue and is not related to or contingent upon our attaining profitability or positive cash flow.  As a result, such payment will adversely affect operating results and divert cash resources from use in our business, and possibly at times when our liquidity and access to funding may be limited.

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

We are dependent on the efforts of our senior management, particularly Jerome I. Feldman, our Chairman, Chief Executive Officer and Chief Financial Officer, and Steven M. Payne, our President.  We do not have employment agreements with them or have key-man life insurance policies on the lives of such individuals to compensate us for the loss of any of such individuals.  The loss of the services of any one or more of such persons may have a material adverse effect on our company.

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

Our directors and executive officers currently beneficially own approximately 49.7% of our outstanding common stock.  Accordingly, through their collective ownership of our outstanding common stock, if they act together, they will be able to control the voting of our shares at all meetings of stockholders and, because the common stock does not have cumulative voting rights, will be able to determine the outcome of the election of all of our directors and determine corporate and stockholder action on other matters.

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

ITEM 1B.  Unresolved Staff Comments

None

ITEM 2.  Properties

We maintain an executive office in Tarrytown, New York, at the offices of Jerome I. Feldman, our Chairman, Chief Executive Officer and Chief Financial Officer.  We are not currently required to make any payments to Mr. Feldman for use of this office.

ITEM 3.  Legal Proceedings

There are no pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.  Reserved

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was quoted on the OTC Bulletin Board from April 2001 to April 2007, and then on the Pink Sheets, under the symbol “PIXG.”  Following our name change in June 2008, our trading symbol was changed to “ALPE” effective July 22, 2008.  The following table sets forth the high and low closing prices for our common stock on the Pink Sheets for the years ended December 31, 2010 and 2009.

	Year ended December 31,
Quarter	2010		2009
	High	Low	High	Low
First	$.33	$.16	$.28	$.09
Second	.21	.12	.32	.22
Third	.20	.13	.40	.22
Fourth	.42	.11	.40	.20

For the period from January 1, 2011 to March 31, 2011, the high and low closing prices for our common stock were $.42 and $.11 per share, respectively.

Holders

The number of record holders of our common stock as of March 31, 2011, was approximately 153. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

We did not repurchase any shares of our common stock during the fourth quarter of 2010.

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

Overview

For the last two years, we have been focused exclusively on efforts to develop a business centered around our metallic lithium battery technology.

On February 25, 2009, we entered into a Technology License Agreement with the Amendola Family Trust, a trust created by Steven Amendola.  Pursuant to the License Agreement, we acquired an exclusive, worldwide, perpetual license to use certain proprietary technology for manufacturing metallic lithium for use in batteries and other applications.  We believe this technology allows for the manufacture of metallic lithium more efficiently and more inexpensively than current methods.

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

On February 23, 2011, we entered into an Option Agreement with MXL Leasing, LP to prepare for the commercial manufacture of lithium metal and, subject to the terms of a definitive agreement, commence commercial manufacturing of lithium metal.

Results of Operations

Year ended December 31, 2010 Compared to Year Ended December 31, 2009

Operations for the years ended December 31, 2010 and 2009 consisted principally of maintaining our public company status.

Net loss for the year ended December, 2010 was $105,427, compared to a loss of $79,475 for the year ended December 31, 2009.  We had no operations during either period and expenses consisted primarily of legal and accounting fees.

Liquidity and Capital Resources

As of December 31, 2010, we had negative working capital of $155,386, compared to negative working capital of $209,959 at December 31, 2009.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2010 and 2009.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 8.  Financial Statements and Supplementary Data

Our audited financial statements for the years ended December 31, 2010 and 2009 are included as a separate section of this report beginning on page F-1.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 21 , 2011, we were informed by our then independent registered public accounting firm, Most & Company, LLP, that it has combined its practice with Schulman, Wolfson & Abruzzo, LLP, effective as of January 10, 2011. As a result, Most & Company resigned as our independent registered public accounting firm and Schulman, Wolfson, as successor to Most & Company, became our current independent registered public accounting firm. The engagement of Schulman Wolfson was approved by our board of directors acting as our audit committee.  For additional information with respect to our change in certifying accountant, please see our Current Report on Form 8-K dated March 22, 2011 and filed with the SEC on March 23, 2011.

ITEM 9A.  Controls and Procedures

Our management, including our President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2010 were not effective, due to the material weaknesses discussed below, to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding disclosure.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission COSO). Based on our assessment and the criteria set forth by COSO, our management believes that we did not maintain effective internal control over financial reporting as of December 31, 2010 due to the material weaknesses discussed below.

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

ITEM 9B.  Other Information

Effective March 28, 2011, Jerome I. Feldman was appointed to serve as our Chief Executive Officer.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The following table shows the positions held by our board of directors and executive officers, and their ages, as of March 31, 2011:

Name	Age	Position

Jerome I. Feldman	82	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Treasurer

Steven M. Payne	56	President and Director

George McKeegan	62	Executive Vice President, Secretary and Director

Ogden Reid	85	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Jerome I. Feldman became our Chairman of the Board in December 2008 (he previously was the Vice Chairman) and our Chief Executive Officer in March 2010, and has been a member of our board of directors and our Chief Financial Officer and Treasurer since September 2006.  Mr. Feldman founded GP Strategies Corp., which provides training, engineering and consulting services to the automotive, steel, energy and government industries, in 1959 and served as its Chief Executive Officer from 1959 until April 2005, Chairman of the Board from 1999 until April 2005, and President from 1959 until 2001.  He has been Chairman of the Board of Five Star Products, Inc., a paint and hardware distributor, from 1994 until June 2007, a director of GSE Systems, Inc., a leading global provider of real-time simulation and training solution to the power, process, manufacturing and government sectors, since 1994, Chairman of the Board of GSE Systems since 1997, and Chairman of the Board and Chief Executive Officer of National Patent Development Corp., which was devoted to searching out new inventions and assisting major corporations in licensing their technologies, from 2004 until June 2007.  He was a director of Valera Pharmaceuticals, a specialty pharmaceutical company, from January 2005 until April 2007.  Mr. Feldman is also Chairman of the New England Colleges Fund and a Trustee of Northern Westchester Hospital Foundation. Mr. Feldman is a minority owner of MXL Industries, Inc. and MXL Leasing, LP.  He has a B.A. degree from Indiana University and an LL.B degree from New York University.  Mr. Feldman is a Class III Director.

As the Chairman, Chief Executive Officer and Chief Financial Officer, Mr. Feldman leads the board and guides our company.  Mr. Feldman brings extensive industry knowledge to our company and a deep background in technology growth companies.

Steven M. Payne has been our President and a member of our board of directors since May 2006.  Since 1976, Mr. Payne has served as President and Chief Executive Officer of Quatro Foods Inc., a food service enterprise. He is a director and past Board President of Carbondale Main Street, Inc., a local downtown redevelopment corporation, and a director of the Southern Illinois Entrepreneurship and Business Development Center at Southern Illinois University in Carbondale, Illinois. Mr. Payne is also President of 13 West LLC, a developer and operator of Mini Storage facilities. He attended Southern Illinois University.  Mr. Payne is a Class I Director.  Mr. Payne’s experience in running businesses and advising entrepreneurial ventures makes him well qualified to be a member of our board.

George McKeegan has been our Vice President or Executive Vice President, Secretary and a member of our board of directors since May 2006. Since 1986, Mr. McKeegan has led McKeegan & Shearer, P.C., a law firm engaged in the general practice of civil law, and specializing in litigation and corporate counseling.  Prior to that, he served as Vice President at Citibank, N.A. and as an Assistant District Attorney with the New York County District Attorney’s Office. He received a B.A. degree from Fordham College and a J.D. degree from the University of Michigan, Ann Arbor.  Mr. McKeegan is a Class III Director.  Mr. McKeegan serves as a director due to his substantial knowledge and working experience in corporate controls and governance, and general legal matters.

Ogden Reid became a member of our board of directors in December 2008.  He previously served as a director and Chairman of the Audit Committee of GP Strategies Corp., a New York Stock Exchange-listed company, from 2002 to 2006. His professional life included service as a six-term Congressman from Westchester, New York, as Ambassador to Israel and as Commissioner of the New York State Department of Conservation. Mr. Reid is a graduate of Yale University.  Mr. Reid is a Class II Director.  Mr. Reid’s prior experience as a director of a major public company, as well as his knowledge of the technology business environment, make him well qualified as a member of the board.

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

We believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2010.

ITEM 11.  Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year and prior fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer, Chief Financial Officer and two other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2010:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation (4)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D. Feldman	2010	—	—	—	—	—	—	—	—
Former Chief Executive Officer and Chairman	2009	—	—	—	—	—	—	—	—
Jerome I. Feldman	2010	—	—	—	—	—	—	—	—
Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer	2009	—	—	—	—	—	—	—	—
Steven M. Payne	2010	—	—	—	—	—	—	—	—
President	2009	—	—	—	—	—	—	—	—

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards outstanding at December 31, 2010, for each of the executive officers named in the Summary Compensation Table above:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D. Feldman
Former Chief Executive Officer and Chairman	—	—	—	—	—	—	—	—	—
Jerome I. Feldman
Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer	—	—	—	—	—	—	—	—	—
Steven M. Payne
President	—	—	—	—	—	—	—	—	—

Employment Agreements

As of December 31, 2010, and through the date of this report, we have no employment agreements in place with any person.

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of March 31, 2011, by:

•	all of our directors and executive officers, individually,

•	all of our directors and executive officers, as a group, and

•	all persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 27,821,030 shares of our common stock outstanding as of March 31, 2011, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 31, 2011, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o alpha-En Corporation, 120 White Plains Road, Tarrytown, New York 10591.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Position	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned

5% Stockholder:

Michael D. Feldman	Former Chairman and Chief Executive Officer	3,765,000	14.6%

Directors and Executive Officers:

Jerome I. Feldman	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Treasurer	7,320,000	28.3%

Steven M. Payne	President and Director	4,667,900	18.1%

George McKeegan	Executive Vice President, Secretary and Director	750,000	2.9%

Ogden Reid	Director	100,000	*

All directors and executive officers as a group (4 persons)		12,837,900	49.7%

*      Less than 1% of outstanding shares.

Change in Control

There are no arrangements currently in effect which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

Under our Stock Option and Long Term Incentive Compensation Plan (the Plan), as amended, there are 2,750,000 shares reserved for issuance under the Plan to key employees, directors and consultants. Grants may be stock options, SAR’s, restricted stock or stock bonuses. Only employees may receive incentive awards. Exercise prices of incentive stock option grants shall not be less than the fair market value of our common stock on the date of the grant.  Stock options may be exercised subject to continued employment and certain other conditions.  We can determine all other terms of an award under the Plan, including vesting and term, provided, however, that the terms of a stock option grant under the Plan may not be for more than ten years from the date of grant. As of March 31, 2011, all 2,750,000 stock options are available for issuance under the Plan and, as of that date, there were no outstanding grants under the Plan.

The following table provides information as of December 31, 2010, with respect to the shares of common stock that may have been issued under our existing equity compensation plan.

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

On May 25, 2010, the Company issued 2,000,000 shares of its common stock in payment of $160,000 of the loan payable - stockholder/officer.

As of December 31, 2010, loan payable-officer was $56,506 was payable on demand, with interest at 5%, per annum.  For the years ended December 31, 2010 and 2009, interest expense on the loan payable-officer was $3,704 and $3,637, respectively.

On March 28, 2011, we borrowed an additional $6,000 from one of our officers.

Director Independence

Ogden Reid is an “independent” director, as that term is defined in Rule 10A-3(b)(1) under the Exchange Act.  Our other three directors are not “independent” as they are or recently were executive officers of our company.

PART IV

ITEM 14.  Principal Accountant Fees and Services

Effective as of January 10, 2011, our independent registered public accounting firm, Most & Company, LLP, combined its practice with Schulman, Wolfson & Abruzzo, LLP. As a result, Most & Company resigned as our independent registered public accounting firm and Schulman Wolfson, as successor to Most & Company, became our independent registered public accounting firm. The engagement of Schulman Wolfson was approved by our board of directors acting as our audit committee.

Schulman Wolfson, as successor to Most & Company, served as our independent auditors for the year ended December 31, 2010.  Most & Company served as our independent auditors for the period from July 28, 2009 to December 31, 2009 and Raich Ende Malter & Co. LLP served as our independent auditors for the period from January 1, 2009 to July 28, 2009.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and reviews of the financial statements included in Forms 10-Q. For the year ended December 31, 2010, $49,388 in audit fees were billed by Most & Company related to the audit and reviews of our financial statements.  For the period from July 28, 2009 to December 31, 2009, $42,450, in audit fees were billed by Most & Company related to the audit and reviews of our financial statements.  For the period from January 1, 2009 to July 28, 2009, $23,875 in audit fees were billed by Raich Ende related to the audit and reviews of our financial statements.

Audit-related Fees

Audit-related fees are fees billed for professional services other than the audit of our financial statements.  For the year ended December 31, 2010, $438 in audit-related fees were billed by Most & Company.  For the period from July 28, 2009 to December 31, 2009, there were no audit-related fees billed by Most & Company.  For the period from January 1, 2009 to July 28, 2009 there were no audit-related fees billed by Raich Ende.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning.  For the year ended December 31, 2010, $4,214 in tax fees were billed by  Most & Company.  For the period from July 28, 2009 to December 31, 2009, $300 in tax fees were billed by Most & Company.  For the period from January 1, 2009 to July 28, 2009, $535 in tax fees were billed by Raich Ende.

All Other Fees

No other fees were billed by our independent auditors in 2010 and 2009.

Audit Committee

We have not established an audit committee. Our board of directors approved the services rendered and fees charged by our independent auditors. Our board of directors has reviewed and discussed our audited financial statements for the year ended December 31, 2010, with our management. In addition, our board of directors has discussed with Schulman Wolfson, our independent registered public accountants, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee). Our board of directors also has received the written disclosures and the letter from as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and our board of directors has discussed the independence of Raiche Ende with that firm.

Based on our board of directors’ review of the matters noted above and its discussions with our independent auditors and our management, our board of directors approved that the audited financial statements be included in our annual report on Form 10-K for the year ended December 31, 2010.

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

The pre-approval policy was implemented effective in fiscal 2001. All engagements of the independent auditor to perform any audit services and non-audit services since that date have been pre-approved by our board of directors in accordance with the pre-approval policy. The policy has not been waived in any instance. All engagements of the independent auditor to perform any audit services and non-audit services prior to the date the pre-approval policy was implemented were approved by our board of directors in accordance its normal functions.

ITEM 15.  Exhibits and Financial Statement Schedules

(a)  Exhibits

Exhibit No.	Description
10.1
Option Agreement, dated as of February 23, 2011, between alpha-En Corporation and MXL Leasing, LP.  Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on March 2, 2011.

21.1*	Subsidiaries of alpha-En Corporation.
31.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13(a)-14(a).
32.1*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 1, 2011

ALPHA-EN CORPORATION

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer
(principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerome I. Feldman	Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer	April 1, 2011
Jerome I. Feldman	(principal executive, financial and accounting officer)

/s/ Steven M. Payne	President and Director	April 1, 2011
Steven M. Payne

/s/ George McKeegan	Executive Vice President, Secretary and Director	April 1, 2011
George McKeegan

/s/ Ogden Reid	Director	April 1, 2011
Ogden Reid

alpha-En Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
alpha-En Corporation

We have audited the accompanying consolidated balance sheet of alpha-En Corporation (Company) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of alpha-En Corporation as of December 31, 2010 and 2009 and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Schulman, Wolfson & Abruzzo, LLP

Schulman, Wolfson & Abruzzo, LLP

New York, New York
March 30, 2011

ALPHA-EN CORPORATION
CONSOLIDATED BALANCE SHEET

	December 31, 2010	December 31, 2009

ASSETS

Current assets
Cash	$804	$2,175
Prepaid expenses	3,127	3,069

Total current assets	3,931	5,244

Intangible assets	250,000	250,000

TOTAL ASSETS	$253,931	$255,244

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$100,818	$71,482
Loan payable - stockholder/officer	56,506	137,401
Note payable	-	1,607
Due to related party	1,993	4,713

TOTAL LIABILITIES	159,317	215,203

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares
authorized; none issued
Class B common stock, no par value, 1,000,000 shares
authorized; none issued
Common stock, $.01 par value, 35,000,000 shares
authorized; 27,821,030 and 25,821,030 shares issued
and outstanding as of December 31, 2010 and 2009,
respectively	278,210	258,210
Additional paid-in capital	7,718,103	7,578,103
Accumulated deficit	(7,832,316)	(7,726,889)
Treasury stock, at cost (798,918 shares of common stock)	(69,383)	(69,383)

TOTAL STOCKHOLDERS' EQUITY	94,614	40,041

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$253,931	$255,244

See notes to consolidated financial statements

ALPHA-EN CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2010	2009

Revenues	$2,720	$4,091

General and administrative expenses	(108,147)	(141,088)

Forgiveness of accounts payable and accrued liabilities	-	57,522

Net loss	$(105,427)	$(79,475)

Net loss per share - basic and diluted	*	*

Weighted average common shares outstanding - basic and diluted	27,026,509	25,360,756

* Less than $.01 per share

See notes to consolidated financial statements

ALPHA-EN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Treasury Stock
	Number of		Paid-in	Accumulated	Number of
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance at December 31, 2008	22,821,030	$228,210	$7,358,103	$(7,647,414)	798,918	$(69,383)	$(130,484)

Acquisition of technology license for common stock	3,000,000	30,000	220,000				250,000

Net (loss)				(79,475)			(79,475)

Balance at December 31, 2009	25,821,030	258,210	7,578,103	(7,726,889)	798,918	(69,383)	40,041

Cancellation of loan payable - shareholder/officer in exchange for common stock	2,000,000	20,000	140,000				160,000

Net (loss)				(105,427)			(105,427)

Balance at December 31, 2010	27,821,030	$278,210	$7,718,103	$(7,832,316)	798,918	$(69,383)	$94,614

See notes to consolidated financial statements

ALPHA-EN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2010	2009

Cash Flows From Operations
Net loss	$(105,427)	$(79,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of accounts payable and accrued expenses		(57,522)
Changes in operating assets and liabilities:
Prepaid expenses	(58)	(3,069)
Accounts payable and accrued expenses	29,336	17,415

Net cash used in operating activities	(76,149)	(122,651)

Cash Flows From Financing Activities
Increase in loan payable - stockholder/officer	79,105	105,137
Increase in note payable	14,532	15,440
Payments of note payable	(16,139)	(13,833)
Decrease in due to related party	(2,720)	(4,090)

Net cash provided by financing activities	74,778	102,654

Decrease in cash from operations	(1,371)	(19,997)

Cash - Beginning of period	2,175	22,172

Cash - End of period	$804	$2,175

Noncash Transaction:
Cancellation of loan payable - stockholder/officer in exchange for common stock issues	$160,000

Purchase of intangible assets in exchange for 3,000,000 shares of common stock		$250,000

See notes to consolidated financial statements.

Alpha-En Corporation

Notes To Consolidated Financial Statements

1.           Organization and Operations

alpha-En Corporation (formerly Avenue Entertainment Group, Inc.) (Company) was incorporated in Delaware on March 7, 1997 and had operated through its wholly-owned subsidiaries, Avenue Pictures, Inc. and its subsidiaries and Wombat Productions, Inc. through May 2, 2006.

From May 2, 2006 through February 24, 2009, the Company had been inactive.

On February 25, 2009, the Company was granted a license for an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries and other fields.

Commencing in October 2010, using a through a third party (Note 11), we conducted a series of tests to determine if the process works and, based on the results, we believe that the process is workable and commercially feasible.  We intend to hire a management team to implement this process in the upcoming months.

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

For the year ended December 31, 2010 and 2009, there were no significant potentially dilutive securities.

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

New Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.           Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had incurred operating losses, negative working capital, and no operating cash flow and future losses are anticipated.

The Company's plan of operations is to raise equity financing, which even if successful, may not result in cash flow sufficient to develop its business plan and generate sales from the License (Note 4). These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of assets is dependent upon future operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements and the success of its future operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

4.           Intangible Assets

On February 25, 2009, the Company was granted a license for an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries and other fields.  A patent application relating to the licensed technology is pending.

The License fee shall consist of the following:

(1)	issued 1,000,000 shares of common stock of the Company to the licensor;

(2)
issued an additional 2,000,000 shares of common stock of the Company to the licensor which are restricted and subject to forfeiture if there has not been at least $1,000,000 in total commercial sales of licensed products within three years (Threshold);

(3)	Will pay a royalty of $1.00, per kilogram, of lithium products manufactured and sold to the licensor, payable quarterly;

(4)	Will pay a royalty of $.01, per kilogram, of excess products manufactured and sold to the licensor, payable quarterly;

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

5.           Related Party Transactions

As of December 31, 2010, loan payable-stockholder/officer was $56,506 payable on demand, with interest at 5%, per annum.  For the year ended December 31, 2010 and 2009, interest expense on the loan payable - stockholder/officer was $3,704, and $3,637, respectively.

On March 28, 2011, the Company borrowed an additional $6,000 from a stockholder/officer.

An officer of the Company provides administrative space without rent.

6.           Common Stock

On May 25, 2010 the Company issued 2,000,000 shares of its common stock in payment of $160,000 of the loan payable - stockholder/officer.

As of December 31, 2010, the Company has reserved the following shares of common stock for future issue:

Stock Option Plan	2,750,000
Non-qualified options	56,500
2,806,500

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

As of December 31, 2010, there were no options outstanding to purchase common stock under the Plan.

As of December 31, 2010, options not under the Plan to purchase 56,500 shares of the Company’s common stock were outstanding at a weighted average exercise price of $.50, per share, and a weighted average remaining life of 1.12 years.

8.           Participation Rights

The Company was granted the right to receive future participation rights on certain revenues from certain film properties sold in prior years.

9.           Income Taxes

The Company filed consolidated tax returns through December 31, 2004 and anticipates filing consolidated returns for 2005 to 2010. The Company anticipates no significant income tax expense as a result of these filings.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2010.

As of December 31, 2010, the Company has net operating loss carryforward of approximately $3,650,000 to reduce future Federal and state taxable income through 2030.

As of December 31, 2010, realization of the Company’s deferred tax assets of $1,500,000 was not considered more likely than not and, accordingly, a valuation allowance of $1,500,000 has been provided.

As of December 31, 2010 and 2009, components of deferred tax assets were as follows:

	2010	2009

Net operating loss	$1,500,000	$1,457,000

Valuation allowance	(1,500,000)	(1,457,000)

	NONE	NONE

For the years ended December 31, 2010 and 2009, deferred income tax expense consisted of the following:

	2010	2009

Net operating loss	$43,000	$32,000

Share-based payments		(6,000)

Valuation allowance	(43,000)	(26,000)

	NONE	NONE

10.           Adoption of Accounting Policies

In January 2010, the FASB issue ASU No. 2010-06, which is included in the Codification under ASC 820, “Fair Value Measurements and Disclosures” (ASC 820).  This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements. The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value.

During the year ended December 31, 2010, the Company adopted the following accounting policies, without a material impact on the consolidated financial statements:

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855,”Subsequent Events” (ASC 85). This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.

11. Subsequent Events

Option Agreement

On February 23, 2011 the Company entered into an Option Agreement ("Option") with a company, owned 25% by a stockholder/officer, which had been conducting research and development in connection with the commercial manufacture of lithium metal for use in batteries and other applications under the Company's proprietary license.

In exchange for the rights to the research and development of and to further develop the lithium process, the Company granted an option to purchase 1,000,000 shares of its common stock exercisable at $.11, per share, for five years from the date of grant. The option is immediately exercisable and is subject to adjustment by the Company in the event there are any changes in the stock of the Company by reason of stock dividends, stock splits, reorganizations, mergers, consolidations, combinations, exchanges of shares or if the number and price of shares available under the Option should be equitably adjusted by the Company.

Note Payable

In March 2011, in connection with the renewal of directors and officers liability insurance, the Company borrowed $14,532, payable in nine equal monthly installments of $1,690, including interest of 11%, per annum, through December 2011.