Form 10-Q
period 2011-03-31
alpha-En Corp
filed 2011-05-23
CIK 1023298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

 As of May 20, 2011, there were 28,121,030 shares of the issuer’s common stock outstanding.

ITEM 1. Financial Statements
ALPHA-EN CORPORATION
CONSOLIDATED BALANCE SHEET

	March 31, 2011	December 31, 2010
	(Unaudited)

ASSETS

Current assets
Cash	$278	$804
Prepaid expenses	110,542	3,127
Total current assets	110,820	3,931

Intangible assets	250,000	250,000

TOTAL ASSETS	$360,820	$253,931

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$117,868	$100,818
Loan payable - stockholder/officer	63,228	56,506
Note payble	17,500	-
Due to related party	1,779	1,993

TOTAL LIABILITIES	200,375	159,317

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued
Class B common stock, no par value, 1,000,000 shares authorized; none issued
Common stock, $.01 par value, 35,000,000 shares authorized; 28,121,030 shares issued and outstanding in 2010 and 2011	281,210	278,210
Additional paid-in capital	7,911,103	7,718,103
Accumulated deficit	(7,962,485)	(7,832,316)
Treasury stock, at cost (798,918 shares of common stock)	(69,383)	(69,383)

TOTAL STOCKHOLDERS' EQUITY	160,445	94,614

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$360,820	$253,931

See notes to consolidated financial statements

ALPHA-EN CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$214	$721

Research and development expense	(70,000)	-
General and administrative expenses	(60,383)	(36,605)

Net loss	$(130,169)	$(35,884)

Net loss per share - basic and diluted	*	*

Weighted average common shares outstanding - basic and diluted	28,107,697	25,821,030

 *  Less than $.01 per share

See notes to consolidated financial statements

ALPHA-EN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Cash Flows From Operations
Net loss	$(130,169)	$(35,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	126,000	-
Warrant granted for services	70,000	-
Amortization	13,500	-
Changes in operating assets and liabilities:
Prepaid expenses	(120,915)	(14,132)
Accounts payable and accrued expenses	17,050	24,623

Net cash used in operating activities	(24,534)	(25,393)

Cash Flows From Financing Activities
Note payable	17,500	12,925
Increase in loan payable - stockholder/officer	6,722	11,285
Decrease in due to related party	(214)	(721)

Net cash provided by financing activities	24,008	23,489

Decrease in cash	(526)	(1,904)

Cash - Beginning of period	804	2,175

Cash - End of period	$278	$271

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

Commencing in October 2010, working through a third party, we conducted a series of tests to determine if the process works and, based on the results, we believe that the process is workable and commercially feasible (Note 6).

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company's management discussion and analysis in Item 2 of this report and in the Company's Form 10-K for the year ended December 31, 2010. Interim results are not necessarily indicative of the results for a full year.

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

Fair Value of Financial Instruments

The carrying values of cash, accounts payable and accrued expenses, loan payable, note payable and due to related party approximate their fair values because of the short-term maturity of these instruments.

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

Research and Development Expense

Research and development costs are expensed as incurred. Research and development expenses consist of stock-based compensation paid to consultants and outside service providers for development costs relating to the design, development and testing of the processing of lithium for use in batteries and other fields.

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

(3) will pay royalties of $1.00 per kilogram, of lithium products manufactured and sold, payable quarterly;

(4) will pay royalties of $.01 per kilogram, of excess products manufactured and sold, payable quarterly;

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

5. Note Payable

On March 11, 2011, in connection with the purchase of directors and officers liability insurance, the Company borrowed $12,171, payable in eight equal monthly installments of $1,613.93, including interest of 11.04%, per annum, through December 2011. The required cash deposit of $6,294 was accrued as of March 31, 2011 and paid in May 2011.

6. Option Agreement

On February 23, 2011 the Company entered into an Option Agreement ("Option") with a company, owned 25% by a stockholder/officer, which had been conducting research and development in connection with the commercial manufacture of lithium metal for use in batteries and other applications under the Company's proprietary license.

In exchange for the rights to the research and development of and to further develop the lithium process, the Company granted an option to purchase 1,000,000 shares of its common stock exercisable at $.11, per share, for five years from the date of grant. The option was valued at $70,000 using the Black-Scholes Option-Pricing Model using the market price of our common stock on the date of valuation of $0.11, an expected dividend yield of zero, a term of five years, an annual risk-free interest rate of 2.21% and an expected volatility of 80.75%.

The option is immediately exercisable and is subject to adjustment by the Company in the event there are any changes in the stock of the Company by reason of stock dividends, stock splits, reorganizations, mergers, consolidations, combinations, exchanges of shares or if the number and price of shares available under the Option should be equitably adjusted by the Company.

7. Common Stock

On January 4, 2011, the Company entered into a one year agreement with a public relations firm to provide investor relation services in exchange for 300,000 shares of common stock valued at $126,000, $0.42, per share, the fair value of the shares on the date of issuance.

8. Related Party Transactions

As of March 31, 2011, loan payable – stockholder/officer was $63,228, payable on demand, with interest at 5%, per annum.

In April and May 2011, the Company borrowed an additional $9,500 and $8,000, respectively, from the stockholder/officer.

An officer of the Company provides administrative space without rent.

9. Income Taxes

As of March 31, 2011, management has evaluated and concluded that there are no significant uncertain tax positions required recognition in the Company’s consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other parts of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “could”, “would”, “should”, “will”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, and similar expressions. Our actual results and the timing of certain events may differ significantly from the results and timing described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed or referred to in the annual report on Form 10-K for the year ended December 31, 2010 and in subsequent period reports filed with the U.S. Securities and Exchange Commission, including this report. The following discussion and analysis of our financial condition and results of operations should be read in light of those factors and in conjunction with our accompanying financial statements, including the notes thereto.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Operations for the three months ended March 31, 2011 and 2010 consisted principally of research and development and maintaining our public company status.

Net loss for the three months ended March 31, 2011 was $130,169, compared to a loss of $35,884 for the three-month period ended March 31, 2010.  We had no operations during either period and expenses consisted primarily of legal and accounting fees. We had an increase in research and development expenses of $70,000 for the three months ended March 31, 2011 as compared to no research and development expenses for the three months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had negative working capital of $89,555, compared to negative working capital of $245,843, at March 31, 2010.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2011.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Research and Development Expense

Research and development costs are expensed as incurred. Research and development expenses consist of stock-based compensation paid to consultants and outside service providers for development costs relating to the design, development and testing of the processing of lithium for use in batteries and other fields.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2011, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None of the transactions described below involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and the registrant believes that, except as set forth below, each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.  All recipients had adequate access, though their relationships with the registrant, to information about the registrant.

On January 4, 2011, the registrant issued 300,000 shares of its common stock valued at $126,000, or $0.42 per share, to The Equity Group Inc. as payment for certain investor relations services.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Reserved

ITEM 5. Other Information

None

ITEM 6. Exhibits

The exhibits listed in the following Exhibit Index are filed as part of this quarterly report.

Exhibit Number and Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation. (2)

3.3	By-Laws. (1)

10.1	Option Agreement, dated as of February 23, 2011, between alpha-En Corporation and MXL Leasing, LP. (3)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference to the exhibits included with registration of securities on Form 10-SB, filed with the U.S. Securities and Exchange Commission on April 10, 1997.

(2)	Incorporated by reference to the exhibits included with quarterly report on Form 10-Q, filed with the U.S. Securities and Exchange Commission on August 14, 2008.

(3)	Incorporated by reference to exhibit 10.1 to Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on March 2, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 23, 2011

ALPHA-EN CORPORATION

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer
(principal executive officer and principal financial and accounting officer)