Form 10-Q
period 2011-06-30
alpha-En Corp
filed 2011-08-19
CIK 1023298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 18, 2011, there were 28,121,030 shares of the issuer’s common stock outstanding.

ITEM 1. Financial Statements

ALPHA-EN CORPORATION
CONSOLIDATED BALANCE SHEET

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets
Cash	$3,984	$804
Prepaid expenses	12,309	3,127

Total current assets	16,293	3,931

Intangible assets	250,000	250,000

TOTAL ASSETS	$266,293	$253,931

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$140,589	$100,818
Loan payable - stockholder/officer	95,452	56,506
Note payable	8,027	-
Due to related party	1,527	1,993

TOTAL LIABILITIES	245,595	159,317

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued
Class B common stock, no par value, 1,000,000 shares authorized; none issued
Common stock, $.01 par value, 35,000,000 shares authorized; 27,821,030 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	278,210	278,210
Additional paid-in capital	7,788,103	7,718,103
Accumulated deficit	(7,976,232)	(7,832,316)
Treasury stock, at cost (798,918 shares of common stock)	(69,383)	(69,383)

TOTAL STOCKHOLDERS' EQUITY	20,698	94,614

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$266,293	$253,931

See notes to consolidated financial statements

ALPHA-EN CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010		2011	2010

Revenues	$252		$301	$466		$1,022

Research and development expenses	-		-	(70,000)		-
General and administrative expenses	(45,499)		(23,409)	(105,882)		(60,015)
Cancellation of consulting agreement	31,500		-	31,500		-

Net loss	$(13,747)		$(23,108)	$(143,916)		$(58,993)

Net loss per share - basic and diluted	*	$	*	$(0.01)	$	*

Weighted average common shares outstanding - basic and diluted	27,821,030		26,612,239	27,821,030		26,218,820

*     Less than $.01 per share

See notes to consolidated financial statements

ALPHA-EN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash Flows From Operations
Net loss	$(143,916)	$(58,993)

Adjustments to reconcile net loss to net cash used in operating activities:
Option granted for research and development	70,000	-
Amortization	13,500	-
Changes in operating assets and liabilities:
Prepaid expenses	(22,682)	5,091
Accounts payable and accrued expenses	39,771	27,077

Net cash used in operating activities	(43,327)	(26,825)

Cash Flows From Financing Activities
Increase (decrease) in note payable	8,027	(6,319)
Increase in loan payable - stockholder/officer	38,946	32,490
Decrease in due to related party	(466)	(1,022)

Net cash provided by financing activities	46,507	25,149

Increase (decrease) in cash	3,180	(1,676)

Cash - Beginning of period	804	2,175

Cash - End of period	$3,984	$499

Noncash Transaction:
Issuance of capital stock in payment of loan payable - stockholder/officer		$160,000

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

From May 2, 2006, through February 24, 2009, the Company had been inactive.

On February 25, 2009, the Company was granted an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries and other fields.

Commencing in October 2010, working through a third party, the Company conducted a series of tests to determine if the process works and, based on the results, believes that the process is workable and commercially feasible (Note 6).

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

Fair Value of Financial Instruments

The carrying values of cash, accounts payable and accrued expenses, loan payable, note payable and due to related party approximate their fair value because of the short-term of these instruments.

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

Research and Development Expense

Research and development costs are expensed as incurred.  Research and developments expenses consist of stock-based compensation paid to consultants and outside service providers for development costs relating to the design, development and testing of the processing of lithium for use in batteries and other fields.

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

The Company’s plan is to raise equity financing, which even if successful, may not result in cash flow sufficient to finance and expand its business and generate sales from the License (Note 4).  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Realization of assets is dependent upon future operations of the Company, which in turn is dependent upon management’s plans to meet its financing requirements and the success of its future operations.  These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue existence.

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

5. Notes Payable

On May 11, 2011, in connection with the purchase of directors and officers liability insurance, the Company borrowed $12,171, payable in eight equal monthly installments of $ 1,613.93, including interest at 11.04%, per annum, through January 2012.

6. Option Agreement

On February 23, 2011, the Company entered into an Option Agreement (“Option”) with a company, owned 25% by a stockholder/officer, which had been conducting research and development in connection with the commercial manufacture of lithium metal for use in batteries and other applications under the Company’s proprietary license.

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

7. Common Stock

On February 25, 2011, the Company entered into a one year agreement for investor relation consulting services in exchange for 300,000 shares of common stock valued at $126,000, $0.42 per share, the fair value of the shares on the date of issuance.

During the quarter ended June 30, 2011, the consulting agreement was mutually cancelled and 300,000 shares of common stock were cancelled, resulting in a gain of $31,500, net of the unamortized prepaid consulting expense.

8. Related Party Transactions

As of June 30, 2011, loan payable – stockholder/officer was $ 95,452, payable on demand, with interest at 5%, per annum.

In July and August 2011, the Company borrowed an additional $10,500 and $5,000, respectively, from the stockholder/officer.

An officer of the Company provides administrative space without rent.

9. Income Taxes

As of June 30, 2011, management has evaluated and concluded that there are no significant uncertain tax positions required recognition in the Company’s consolidated financial statements.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Operations for the three months ended June 30, 2011 and 2010 consisted principally of research and development and maintaining our public company status.

Net loss for the three months ended June 30, 2011 was $13,747, compared to a loss of $23,108 for the three-month period ended June 30, 2010.  We had no operations during either period and expenses consisted primarily of legal and accounting fees.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Operations for the six months ended June 30, 2011 and 2010 consisted principally of research and development and maintaining our public company status.

Net loss for the six months ended June 30, 2011 was $143,916, compared to a loss of $58,993 for the six-month period ended June 30, 2010.  We had no operations during either period and expenses consisted primarily of legal and accounting fees, other than an increase in research and development expenses of $70,000 for the six months ended June 30, 2011 as compared to no research and development expenses for the six months ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had negative working capital of $229,302, compared to negative working capital of $108,952, at June 30, 2010.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2011.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2011, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended June 30, 2011.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Reserved

ITEM 5. Other Information

None

ITEM 6. Exhibits

The exhibits listed in the following Exhibit Index are filed as part of this quarterly report.

Exhibit Number and Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation. (2)

3.3	By-Laws. (1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Document

*	Furnished Herewith

(1)	Incorporated by reference to the exhibits included with registration of securities on Form 10-SB, filed with the U.S. Securities and Exchange Commission on April 10, 1997.

(2)	Incorporated by reference to the exhibits included with quarterly report on Form 10-Q, filed with the U.S. Securities and Exchange Commission on August 14, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 19, 2011

ALPHA-EN CORPORATION

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer
(principal executive officer and principal financial and accounting officer)