Form 10-Q
period 2011-09-30
alpha-En Corp
filed 2011-11-21
CIK 1023298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

 As of November 18, 2011, there were 28,121,030 shares of the issuer’s common stock outstanding.

ITEM 1. Financial Statements

ALPHA-EN CORPORATION
CONSOLIDATED BALANCE SHEET

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Current assets
Cash	$217	$804
Prepaid expenses	7,694	3,127

Total current assets	7,911	3,931

Intangible assets	250,000	250,000

TOTAL ASSETS	$257,911	$253,931

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$161,242	100,818
Loan payable - stockholder/officer	114,837	56,506
Note payable	5,426	-
Due to related party	1,519	1,993

TOTAL LIABILITIES	283,024	159,317

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued
Class B common stock, no par value, 1,000,000 shares authorized; none issued
Common stock, $.01 par value, 35,000,000 shares authorized; 27,821,030 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	278,210	278,210
Additional paid-in capital	7,788,103	7,718,103
Accumulated deficit	(8,022,043)	(7,832,316)
Treasury stock, at cost (798,918 shares of common stock)	(69,383)	(69,383)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(25,113)	94,614

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$257,911	$253,931

See notes to consolidated financial statements

ALPHA-EN CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011	2010

Revenues		$8		$60	$474		$1,082

Research and development expenses		-		-	(70,000)		-
General and administrative expenses		(45,819)		(21,822)	(151,701)		(81,837)
Cancellation of consulting agreement		-		-	31,500		-

Net loss		$(45,811)		$(21,762)	$(189,727)		$(80,755)

Net loss per share - basic and diluted	$	*	$	*	$(0.01)	$	*

Weighted average common shares outstanding - basic and diluted		27,821,030		27,821,030	27,821,030		26,758,759

*	Less than $.01 per share

See notes to consolidated financial statements

ALPHA-EN CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Cash Flows From Operations
Net loss	$(189,727)	$(80,755)

Adjustments to reconcile net loss to net cash used in operating activities:
Option granted for research and development	70,000	-
Amortization	13,500	-
Changes in operating assets and liabilities:
Prepaid expenses	(18,066)	9,783
Accounts payable and accrued expenses	60,423	29,630

Net cash used in operating activities	(63,870)	(41,342)

Cash Flows From Financing Activities
Increase (decrease) in note payable	5,426	(11,162)
Increase in loan payable - stockholder/officer	58,331	51,591
Decrease in due to related party	(474)	(1,083)

Net cash provided by financing activities	63,283	39,346

Decrease in cash	(587)	(1,996)

Cash - Beginning of period	804	2,175

Cash - End of period	$217	$179

Noncash Transaction:
Payment of loan payable - stockholder/officer for issuance of common stock	$160,000

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08: “Intangibles—Goodwill and Other (Topic 350) Testing Goodwill for Impairment”.  The amendments in this update are intended to reduce complexity and costs by allowing the reporting entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The update includes examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted for annual and interim goodwill impairment tests performed as of a date prior to September 15, 2011 if the entity's financial statements for the most recent annual or interim period have not yet been issued.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05: (1) eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders' equity, (2) requires presentation of each component of net income and each component of OCI (and their respective totals) either in a single continuous statement or in two separate (but consecutive) statements, and (3) requires presentation of reclassification adjustments on the face of the statement. The amendment is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a significant impact on the Company's consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards.  While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements.  Adoption of ASU 2011-04 is effective for annual periods beginning after December 15, 2011 and is not expected to have a significant impact on the Company's consolidated financial statements.

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

5. Notes Payable

On May 11, 2011, in connection with the purchase of directors and officers liability insurance, the Company borrowed $12,171 payable in eight equal monthly installments of $1,613.93, including interest of 11.04%, per annum, through January 2012.

6. Option Agreement

On February 23, 2011, the Company entered into an Option Agreement (“Option”) with a company, owned 25% by a stockholder/officer, which had been conducting research and development in connection with the commercial manufacture of lithium metal for use in batteries and other applications under the Company’s proprietary license.

In exchange for the rights to the research and development of and to further develop the lithium process, the Company granted an option to purchase 1,000,000 shares of its common stock exercisable at $.11 per share, for five years from the date of grant.  The option was valued at $70,000 using the Black-Scholes Option-Pricing Model using the market price of our common stock on the date of valuation of $.011, an expected dividend yield of zero, a term of five years, an annual risk-free interest rate of 2.21% and an expected volatility of 80.75%.

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

8. Related Party Transactions

As of September 30, 2011, loan payable – stockholder/officer was $114,837, payable on demand, with interest at 5%, per annum.

In October and November 2011, the Company borrowed an additional $2,000 and, $8,500, respectively, from the stockholder/officer.

An officer of the Company provides administrative space without rent.

9. Income Taxes

As of September 30, 2011, management has evaluated and concluded that there are no significant uncertain tax positions required recognition in the Company’s consolidated financial statements.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Operations for the three months ended September 30, 2011 and 2010 consisted principally of research and development and maintaining our public company status.

Net loss for the three months ended September 30, 2011 was $45,811, compared to a loss of $21,762 for the three-month period ended September 30, 2010.  We had no operations during either period and expenses consisted primarily of legal and accounting fees.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Operations for the nine months ended September 30, 2011 and 2010 consisted principally of research and development and maintaining our public company status.

Net loss for the nine months ended September 30, 2011 was $189,727, compared to a loss of $80,755 for the nine-month period ended September 30, 2010.  We had no operations during either period and expenses consisted primarily of legal and accounting fees, other than an increase in research and development expenses of $70,000 for the nine months ended September 30, 2011 as compared to no research and development expenses for the nine months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had negative working capital of $275,113, compared to negative working capital of $130,714, at September 30, 2010.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2011.  We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2011, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There were no sales of unregistered securities during the three months ended September 30, 2011.

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

Dated:  November 21, 2011

ALPHA-EN CORPORATION

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer
(principal executive officer and principal financial and accounting officer)