Form 10-K
period 2011-12-31
alpha-En Corp
filed 2012-04-16
CIK 1023298

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of June 30, 2011, was approximately $3,926,346.

As of March 31, 2012, 27,821,030 shares of the registrant’s common stock were issued and outstanding.

Documents Incorporated by Reference: None

alpha-En Corporation

2011 ANNUAL REPORT ON FORM 10-K

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

Overview

For the last three years, we have been focused exclusively on efforts to develop a business centered around our metallic lithium battery technology.

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

In 2011, we devoted our resources to developing our metallic lithium battery technology, from the lab bench to the manufacturing floor, in large part, through the efforts of MXL Leasing’s scientists and technicians. We believe that we have advanced the state of this technology and are taking preliminary steps in order to begin manufacturing product by the end of 2012. To achieve this end, however, additional funds will need to be raised, as to which there can be no assurance.

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

Preliminary Tests of Technology

Commencing in October 2010, working through a third party, we conducted a series of tests in a production environment to determine if the process covered by the Amendola patent works. The testing involved feeding lithium carbonate solution into an electrolysis tank containing a liquid metal cathode and an anode suspended in the lithium carbonate solution. Based on the results of this preliminary testing, we believe that the process is workable and can be scaled-up to a commercially feasible level. We intend to bring in a seasoned management team to take the necessary steps to implement this process.

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

With the advent of more advanced electronic products, most notably the recent introduction of battery- powered automobiles, the development of lithium battery-driven propulsion in the form of a lithium metal battery is generating an increasing level of interest among scientists and corporations. The lithium metal batteries reported to be under development would be lightweight, powerful (capable of producing as much as 10 times the energy of lithium ion batteries), and rechargeable. By way of example, it is reported that automobiles powered by lithium ion batteries can travel up to 40 miles on a charge; a lithium metal battery could potentially extend that range to over 400 miles using a lighter, less expensive power package.

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

In 2011, we devoted our resources to developing our metallic lithium battery technology, from the lab bench to the manufacturing floor, in large part, through the efforts of MXL Leasing’s scientists and technicians. We believe that we have advanced the state of this technology and are taking preliminary steps in order to begin manufacturing product by the end of 2012. To achieve this end, however, additional funds will need to be raised, as to which there can be no assurance.

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

Our company cut back daily operations in late 2005 and essentially ceased daily operations in May 2006. Through January 2009, we were substantially inactive. In February 2009, we entered into a Technology License Agreement and expect our future operations will be centered around this licensed metallic lithium battery technology. Accordingly, we have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of market acceptance, failure to establish business relationships and competitive disadvantages as against larger and more established companies. The report of our independent auditors with respect to our financial statements included in this report includes a "going concern" qualification, indicating that our significant operating losses and deficits in working capital and stockholders' equity raise substantial doubt about our ability to continue as a going concern.

We have generated no revenues over the past three years from our lithium license, and will not generate any meaningful revenues until after we successfully commercialize our technology to manufacture metallic lithium, of which no assurance can be given. As of December 31, 2011, we had a working capital deficit of $(267,805) and an accumulated deficit of $(8,014,735). Since December 31, 2011, we have continued to incur significant losses and anticipate that we may continue to incur significant losses in 2012 and beyond. There can be no assurance as to whether or when we will generate meaningful revenues or achieve profitable operations.

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

ITEM 3.	Legal Proceedings

There are no pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.	Mine Safety Disclosures

Not applicable

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was quoted on the OTC Bulletin Board from April 2001 to April 2007, and then on the Pink Sheets, under the symbol “PIXG.” Following our name change in June 2008, our trading symbol was changed to “ALPE” effective July 22, 2008. The following table sets forth the high and low closing prices for our common stock on the Pink Sheets for the years ended December 31, 2011 and 2010.

	Year ended December 31,
Quarter	2010		2011
	High	Low	High	Low
First	$.33	$.16	$.41	$.11
Second	.21	.12	.50	.26
Third	.20	.13	.36	.25
Fourth	.42	.11	.25	.14

For the period from January 1, 2012 to March 31, 2012, the high and low closing prices for our common stock were $.19 and $.10 per share, respectively.

Holders

The number of record holders of our common stock as of March 31, 2012, was approximately 155. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

We did not repurchase any shares of our common stock during the fourth quarter of 2011.

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

Results of Operations

Year ended December 31, 2011 Compared to Year Ended December 31, 2010

Operations for the year ended December 31, 2011 consisted principally of developing our technology. In 2010, our operations consisted principally of maintaining our public company status.

Net loss for the year ended December 31, 2011 was $(182,419), compared to a net loss of $(105,427) for the year ended December 31, 2010. We had limited operations during 2011 and expenses consisted primarily of general and administrative expenses (legal and accounting fees), and research and development expenses.

Liquidity and Capital Resources

As of December 31, 2011, we had negative working capital of $(267,805), compared to negative working capital of $(155,386) at December 31, 2010.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2011 and 2010. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Application of Critical Accounting Policies and Estimates

The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are as follows:

Consolidated Financial Statements. Our consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

We have evaluated the fair value of our intangible assets and determined that it exceeds the carrying value based on our knowledge of the potential use of the lithium that we plan to produce in the existing market. Although are at an early stage of bringing the lithium process to produce revenues and cannot accurately forecast revenues, we believe that the net cash flow to be derived from the lithium will exceed the carrying value.

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

New Accounting Pronouncements. We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements. For more information, please see Note 2., “Summary of Significant Accounting Policies - New Accounting Pronouncements” in the Notes to Consolidated Financial Statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 8.	Financial Statements and Supplementary Data

Our audited financial statements for the years ended December 31, 2011 and 2010 are included as a separate section of this report beginning on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 21 , 2011, we were informed by our then independent registered public accounting firm, Most & Company, LLP, that it has combined its practice with Schulman, Wolfson & Abruzzo, LLP, effective as of January 10, 2011. As a result, Most & Company resigned as our independent registered public accounting firm and Schulman, Wolfson, as successor to Most & Company, became our current independent registered public accounting firm. The engagement of Schulman Wolfson was approved by our board of directors acting as our audit committee.  For additional information with respect to our change in certifying accountant, please see our Current Report on Form 8-K dated March 22, 2011, filed with the SEC on March 23, 2011.

ITEM 9A.	Controls and Procedures

Our management, including our President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2011 were not effective, due to the material weaknesses discussed below, to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding disclosure.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission COSO). Based on our assessment and the criteria set forth by COSO, our management believes that we did not maintain effective internal control over financial reporting as of December 31, 2011 due to the material weaknesses discussed below.

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

ITEM 9B.	Other Information

None

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table shows the positions held by our board of directors and executive officers, and their ages, as of March 31, 2012:

Name	Age	Position

Jerome I. Feldman	83	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Treasurer

George McKeegan	63	Executive Vice President, Secretary and Director

Steven M. Payne	57	President and Director

Ogden Reid	86	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Jerome I. Feldman became our Chairman of the Board in December 2008 (he previously was the Vice Chairman) and our Chief Executive Officer in March 2011, and has been a member of our board of directors and our Chief Financial Officer and Treasurer since September 2006. Mr. Feldman founded GP Strategies Corp., which provides training, engineering and consulting services to the automotive, steel, energy and government industries, in 1959 and served as its Chief Executive Officer from 1959 until April 2005, Chairman of the Board from 1999 until April 2005, and President from 1959 until 2001. He has been Chairman of the Board of Five Star Products, Inc., a paint and hardware distributor, from 1994 until June 2007, a director of GSE Systems, Inc., a leading global provider of real-time simulation and training solution to the power, process, manufacturing and government sectors, since 1994, Chairman of the Board of GSE Systems since 1997, and Chairman of the Board and Chief Executive Officer of National Patent Development Corp., which was devoted to searching out new inventions and assisting major corporations in licensing their technologies, from 2004 until June 2007. He was a director of Valera Pharmaceuticals, a specialty pharmaceutical company, from January 2005 until April 2007.  Mr. Feldman is also Chairman of the New England Colleges Fund and a Trustee of Northern Westchester Hospital Foundation. Mr. Feldman is a minority owner of MXL Industries, Inc. and MXL Leasing, LP. He has a B.A. degree from Indiana University and an LL.B degree from New York University. Mr. Feldman is a Class III Director.

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

We believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2011.

ITEM 11.	Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year and prior fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer, Chief Financial Officer and two other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2011:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation (4)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jerome I. Feldman	2011	—	—	—	—	—	—	—	—
Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer	2010	—	—	—	—	—	—	—	—

Steven M. Payne	2011	—	—	—	—	—	—	—	—
President	2010	—	—	—	—	—	—	—	—

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards outstanding at December 31, 2011, for each of the executive officers named in the Summary Compensation Table above:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jerome I. Feldman	—	—	—	—	—	—	—	—	—
Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer

Steven M. Payne
President	—	—	—	—	—	—	—	—	—

Employment Agreements

As of December 31, 2011, and through the date of this report, we have no employment agreements in place with any person.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of March 31, 2012, by:

•	all of our directors and executive officers, individually,

•	all of our directors and executive officers, as a group, and

•	all persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 27,821,030 shares of our common stock outstanding as of March 31, 2012, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 31, 2012, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o alpha-En Corporation, 120 White Plains Road, Tarrytown, New York 10591.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Position	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned

5% Stockholder:

Michael D. Feldman	Former Chairman and Chief Executive Officer	3,765,000	13.5%

Directors and Executive Officers:

Jerome I. Feldman	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Treasurer	7,320,000	26.3%

George McKeegan	Executive Vice President, Secretary and Director	750,000	2.7%

Steven M. Payne	President and Director	4,667,900	16.8%

Ogden Reid	Director	100,000	*

All directors and executive officers as a group (4 persons)		12,837,900	46.1%

 *    Less than 1% of outstanding shares.

Change in Control

There are no arrangements currently in effect which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

Under our Stock Option and Long Term Incentive Compensation Plan (the Plan), as amended, there are 2,750,000 shares reserved for issuance under the Plan to key employees, directors and consultants. Grants may be stock options, SAR’s, restricted stock or stock bonuses. Only employees may receive incentive awards. Exercise prices of incentive stock option grants shall not be less than the fair market value of our common stock on the date of the grant. Stock options may be exercised subject to continued employment and certain other conditions. We can determine all other terms of an award under the Plan, including vesting and term, provided, however, that the terms of a stock option grant under the Plan may not be for more than ten years from the date of grant. As of March 31, 2012, all 2,750,000 stock options are available for issuance under the Plan and, as of that date, there were no outstanding grants under the Plan.

The following table provides information as of December 31, 2011, with respect to the shares of common stock that may have been issued under our existing equity compensation plan.

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

As of December 31, 2011, our loan payable-stockholder/officer was $134,384, payable on demand with interest at 5% per annum. For the year ended December 31, 2011 and 2010, interest expense on the loan payable-stockholder/officer was $5,288 and $3,704, respectively.  From January through April 9, 2012, we borrowed an additional $6,920, from the stockholder/officer.

Our Chief Executive Officer provides us administrative space without rent.

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

Schulman Wolfson, as successor to Most & Company, served as our independent auditors for the years ended December 31, 2010 and 2011.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and reviews of the financial statements included in Forms 10-Q. For the year ended December 31, 2011, $25,875 in audit fees were billed by Schulman Wolfson and, for the year ended December 31, 2010, $49,388 in audit fees were billed by Schulman Wolfson, as successor to Most & Company, related to the audit and reviews of our financial statements.

Audit-related Fees

Audit-related fees are fees billed for professional services other than the audit of our financial statements. For the year ended December 31, 2011, no audit-related fees were billed by Schulman Wolfson and, for the year ended December 31, 2010, $438 in audit-related fees were billed by Schulman Wolfson, as successor to Most & Company.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the year ended December 31, 2011, no tax fees were billed by Schulman Wolfson and, for the year ended December 31, 2010, $4,214 in tax fees were billed by Schulman Wolfson, as successor to Most & Company.

All Other Fees

No other fees were billed by our independent auditors in 2011 and 2010.

Audit Committee

We have not established an audit committee. Our board of directors approved the services rendered and fees charged by our independent auditors. Our board of directors has reviewed and discussed our audited financial statements for the year ended December 31, 2011, with our management. In addition, our board of directors has discussed with Schulman Wolfson, our independent registered public accountants, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee). Our board of directors also has received the written disclosures and the letter from as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and our board of directors has discussed the independence of Schulman Wolfson with that firm.

Based on our board of directors’ review of the matters noted above and its discussions with our independent auditors and our management, our board of directors approved that the audited financial statements be included in our annual report on Form 10-K for the year ended December 31, 2011.

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

Dated:  April 13, 2012

ALPHA-EN CORPORATION

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer
(principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerome I. Feldman	Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer	April 13, 2012
Jerome I. Feldman	(principal executive, financial and accounting officer)

/s/ George McKeegan	Executive Vice President, Secretary and Director	April 13, 2012
George McKeegan

/s/ Steven M. Payne	President and Director	April 13, 2012
Steven M. Payne

/s/ Ogden Reid	Director	April 13, 2012
Ogden Reid

alpha-En Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
alpha-En Corporation

We have audited the accompanying consolidated balance sheet of alpha-En Corporation (Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the alpha-En Corporation as of December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Schulman, Wolfson & Abruzzo, LLP

Schulman Wolfson & Abruzzo, LLP

New York, New York
April 6, 2012

ALPHA-EN CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31, 2011	December 31, 2010

ASSETS

Current assets
Cash	$376	$804
Prepaid expenses	3,078	3,127

Total current assets	3,454	3,931

Intangible assets	250,000	250,000

TOTAL ASSETS	$253,454	$253,931

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$134,499	$100,818
Loan payable - stockholder/officer	134,384	56,506
Note payable	1,385	-
Due to related party	991	1,993

TOTAL LIABILITIES	271,259	159,317

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 2,000,000 shares authorized; none issued	-	-
Class B common stock, no par value, 1,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value, 35,000,000 shares authorized; 27,821,030 and 27,821,030 shares issued and outstanding as of December 31, 2011and 2010, respectively	278,210	278,210
Additional paid-in capital	7,788,103	7,718,103
Accumulated deficit	(8,014,735)	(7,832,316)
Treasury stock, at cost (798,918 shares of common stock)	(69,383)	(69,383)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(17,805)	94,614

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$253,454	$253,931

See notes to consolidated financial statements

ALPHA-EN CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2011	2010

Revenues	$1,002	$2,720

General and administrative expenses	(172,479)	(108,147)

Research and development expenses	(70,000)	-

Cancellation of consulting agreement	31,500	-

Forgiveness of accounts payable	27,558	-

Net loss	$(182,419)	$(105,427)

Net loss per share - basic and diluted	*	*

Weighted average common shares outstanding - basic and diluted	27,821,030	27,026,509

* Less than $.01 per share

See notes to consolidated financial statements

AVENUE ENTERTAINMENT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional		Treasury Stock
	Number of		Paid-in	Accumulated	Number of
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at December 31, 2009	25,821,030	$258,210	$7,578,103	$(7,726,889)	798,918	$(69,383)	$40,041

Payment of loan - stockholder/officer in exchange for common stock	2,000,000	20,000	140,000				160,000

Net (loss)				(105,427)			(105,427)

Balance at December 31, 2010	27,821,030	$278,210	$7,718,103	$(7,832,316)	798,918	$(69,383)	$94,614

Stock issued for investor relations consulting agreement	300,000	3,000	123,000				126,000

Option granted for research and development			70,000				70,000

Cancellation of investor relations consulting agreement	(300,000)	(3,000)	(123,000)				(126,000)

Net (loss)				(182,419)			(182,419)

Balance at December 31, 2011	27,821,030	$278,210	$7,788,103	$(8,014,735)	798,918	$(69,383)	$(17,805)

See notes to consolidated financial statements

ALPHA-EN CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2011	2010

Cash Flows From Operations
Net loss	(182,419)	(105,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Option granted for research and development	70,000	-
Amortization	18,515	-
Changes in operating assets and liabilities:
Prepaid expenses	(18,466)	(58)
Accounts payable and accrued expenses	33,681	29,336

Net cash used in operating activities	(78,689)	(76,149)

Cash Flows From Financing Activities
Increase in loan payable-stockholder/officer	77,878	79,105
Increase in note payable	10,557	14,532
Payments of note payable	(9,172)	(16,139)
Decrease in due to related party	(1,002)	(2,720)
Net cash provided by financing activities	78,261	74,778

Decrease in cash	(428)	(1,371)

Cash - Beginning of period	804	2,175

Cash - End of period	$376	$804

Noncash Transaction:
Payment of loan payable - stockholder/officer for issuance of common stock		160,000

See notes to consolidated financial statements.

ALPHA-EN CORPORATION

Notes To Consolidated Financial Statements

1.	Organization and Operations

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

Commencing in October 2010, working through a third party, the Company conducted a series of tests to determine if the process works and, based on the results, believes that the process is workable and commercially feasible (Note 7).

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

For the years ended December 31, 2011 and 2010, there were no significant potentially dilutive securities.

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

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08: “Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment”. The amendments in this update are intended to reduce complexity and costs by allowing the reporting entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The update includes examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted for annual and interim goodwill impairment tests performed as of a date prior to September 15, 2011 if the entity’s financial statements for the most recent annual or interim period have not yet been issued.

In June 2011, the FASB issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05: (1) eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity, (2) requires presentation of each component of net income and each component of OCI (and their respective totals) either in a single continuous statement or in two separate (but consecutive) statements, and (3) requires presentation of reclassification adjustments on the face of the statement. The amendment is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a significant impact on the Company’s consolidated financial statements.

In May 2011, The FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. While many of the amendments to U.S. GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement and disclosure requirements. Adoption of ASU 2011-04 is effective for annual periods beginning after December 15, 2011 and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

The Company's plan is to raise equity financing, which even if successful, may not result in cash flow sufficient to finance and expand its business and generate sales from the License (Note 4). These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of assets is dependent upon future operations of the Company, which in turn is dependent upon management's plans to meet its financing requirements and the success of its future operations. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

(2) issued an additional 2,000,000 shares of common stock of the Company which are restricted and subject to forfeiture if there has not been at least $1,000,000 in total commercial sales of licenses products within three years (Threshold);

(3) will pay royalties of $1.00 per kilogram, of lithium products manufactured and sold, payable quarterly;

(4) will pay a royalty of $.01 per kilogram, of excess products manufactured and sold, payable quarterly;

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

Pursuant to the terms of the License Agreement, the additional 2,000,000 shares of the Company’s common stock, which were issued, are subject to forfeiture if there has not been at least $1,000,000 in total commercial sales of licenses products by February 25, 2012.

As of February 25, 2012, commercial sales of the licensed products have not commenced.

As of December 31, 2011, the Company has evaluated the fair value of the Technology License intangible asset and has determined that it is in excess of the carrying value based on our estimated net discounted cash flows anticipated from the sale of the process under the licensing agreement. The Company has also continued to test the process and believes that it is workable and commercially feasible.

5.	Notes Payable

On May 11, in connection with the purchase of directors and officers liability insurance, the Company borrowed $12,171, payable in monthly installments, including interest of 11.04% through January 2012.

6.	Related Party Transactions

As of December 31, 2011, loan payable-stockholder/officer was $134,384 payable on demand, with interest at 5%, per annum. For the year ended December 31, 2011 and 2010, interest expense on the loan payable-stockholder/officer was $5,288 and $3,704, respectively.

In January through April 9, 2012, the Company borrowed an additional $6,920, from the stockholder/officer.

An officer of the Company provides administrative space without rent.

7.	Option Agreement

On February 23, 2011, the Company entered into an Option Agreement (“Option”) with a company owned 25% by a stockholder/officer, which had been conducting research and development in connection with the commercial manufacture of lithium metal for use in batteries and other applications under the Company’s proprietary license.

In exchange for the rights to the research and development of and to further develop the lithium process, the Company granted an option to purchase 1,000,000 shares of its common stock exercisable at $0.11 per share, for five years from the date of the grant. The option was valued at $70,000 using the Black-Scholes Option-Pricing Model using the market price of the Company’s common stock on the date of valuation of $0.11, an expected dividend yield of zero, a term of five years, and an annual risk-free interest rate of 2.21% and an expected volatility of 80.75%

The option is immediately exercisable and is subject to adjustment by the Company in the event there are any changes in the stock of the Company by reason of stock dividends, stock splits, reorganizations, mergers, consolidations, combinations, exchanges of share or if the number and price of shares available under the Option should be equitably adjusted by the Company.

8.	Common Stock

On May 25, 2010, the Company issued 2,000,000 shares of its common stock in payment of $160,000 of the loan payable – stockholder/officer.

On February 25, 2011, the Company entered into a one year agreement for investor relation consulting services in exchange for 300,000 shares of common stock valued at $126,000, or $.42 per share, the fair value of the shares on the date of issuance.

During the quarter ended June 30, 2011 the consulting agreement was mutually cancelled and 300,000 shares of common stock were cancelled, resulting in a gain of $31,500, net of the unamortized prepaid consulting expense.

As of December 31, 2011the Company has reserved the following shares of common stock for future issue:

Stock Option Plan	2,750,000

Non-qualified options	1,056,500

3,806,500

9.	Stock Option Plan

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

As of December 31, 2011, there were no options outstanding to purchase common stock under the Plan.

As of December 31, 2011, options not under the Plan to purchase 1,056,500 shares of the Company’s common stock were outstanding at a weighted average exercise price of $0.13, per share, and a weighted average remaining life of 4.3 years.

10.	Participation Rights

The Company was granted the right to receive future participation rights on certain revenues from certain film properties sold in prior years.

11.	Income Taxes

The Company filed consolidated tax returns through December 31, 2004 and anticipates filing consolidated returns for 2005 through 2011. The Company anticipates no significant income tax expense as a result of these filings.

Management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2011.

As of December 31, 2011, the Company has net operating loss carryforward of approximately $3,850,000 to reduce future Federal and state taxable income through 2030.

As of December 31, 2011, realization of the Company’s deferred tax assets of $1,574,000 was not considered more likely than not and, accordingly, a valuation allowance of $1,574,000 has been provided. The valuation allowance increased by $73,000 from December 31, 2010 to December 31, 2011.

As of December 31, 2011 and 2010, components of deferred tax assets were as follows:

	2010	2010

Net operating loss	1,574,000	1,500,000

Valuation allowance	(1,574,000)	(1,500,000)

	NONE	NONE

For the years ended December 31, 2011 and 2010, deferred income tax expense consisted of the following:

	2011	2010

Net operating loss	$74,000	$43,000

Valuation allowance	(74,000)	(43,000)

	NONE	NONE

A reconciliation of income taxes and the statutory rate was as follows:

Federal statutory rate	34%

Effect of state income taxes	4%

Valuation allowance	(38)%

None

