Form 10-Q
period 2012-06-30
alpha-En Corp
filed 2015-06-17
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of June 15, 2015, there were 27,821,030 shares of the issuer’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Alpha-En Corporation

June 30, 2012 and 2011

Alpha-En Corporation

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$55	$376
Prepaid expenses	-	3,078

Total Current Assets	55	3,454

TOTAL ASSETS	$55	$3,454

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$132,633	$134,499
Note payable	-	1,385
Note payable - related party	-	991
Advances from related parties	141,375	134,384

Total Current Liabilities	274,008	271,259

TOTAL LIABILITIES	274,008	271,259

STOCKHOLDERS' DEFICIT
Preferred stock: par value $0.01; 2,000,000 shares authorized; none issued or outstanding	-	-
Class B common stock: no par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock: par value $0.01; 35,000,000 shares authorized; 27,821,030 shares issued and outstanding	278,210	278,210
Additional paid-In capital	7,788,103	7,788,103
Accumulated deficit	(8,270,883)	(8,264,735)
Treasury stock, at cost	(69,383)	(69,383)

Total Stockholders' Deficit	(273,953)	(267,805)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$55	$3,454

See accompanying notes to the consolidated financial statements

Alpha-En Corporation

Consolidated Statements of Operations for the six and three months ended June 30, 2012 and 2011

	For the Six Months	For the Three Months	For the Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2012	June 30, 2011	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$466	$252

Operating Expenses:

Research and Development	-	-	70,000	-
Professional fees	1,800	900	-	-
General and administrative expenses	4,348	189	105,882	45,499

Total Operating Expenses	6,148	1,089	175,882	45,499

Loss from Operations	(6,148)	(1,089)	(175,416)	(45,247)

Other (Income) Expense:
Cancellation of consulting agreement	-	-	(31,500)	(31,500)

Total Othe (income) Expense, net	-	-	(31,500)	(31,500)

Loss before income taxes	(6,148)	(1,089)	(143,916)	(13,747)

Income tax provision	-	-	-	-

Net loss	$(6,148)	$(1,089)	$(143,916)	$(13,747)

Net Loss Per Common Share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding:
- basic and diluted	27,821,030	27,821,030	27,821,030	27,821,030

See accompanying notes to the consolidated financial statements

Alpha-En Corporation

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Interim Period ended June 30, 2012

(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)

Balance, December 31, 2010	27,821,030	$278,210	$7,718,103	798,918	$(69,383)	$(7,832,316)	$94,614

Common stock issued for investor relations	300,000	3,000	123,000				126,000

Options granted for research and development			70,000				70,000

Cancellation of common stock issued for investor relations	(300,000)	(3,000)	(123,000)				(126,000)

Net loss						(432,419)	(432,419)

Balance, December 31, 2011	27,821,030	278,210	7,788,103	798,918	(69,383)	(8,264,735)	(267,805)

Net loss						(6,148)	(6,148)

Balance, June 30, 2012	27,821,030	$278,210	$7,788,103	798,918	$(69,383)	$(8,270,883)	$(273,953)

See accompanying notes to the consolidated financial statements

Alpha-En Corporation

Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2012	June 30, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,148)	$(143,916)
Adjustments to reconcile loss to net cash used in operating activities
Warrant granted for compensation	-	70,000
Amortization	-	13,500
Changes in operating assets and liabilities:
Prepaid expenses	3,078	(22,682)
Accrued expenses	(1,866)	39,771

Net cash used in operating activities	(4,936)	(43,327)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from (repayments to) notes payable	-	8,027
Proceeds from (repayments to) notes payable - related party	(1,385)	(466)
Advances from (repayments to) stockholder	6,000	38,946

Net cash flows provided by financing activities	4,615	46,507

NET CHANGE IN CASH	(321)	3,180

CASH BALANCE AT BEGINNING OF PERIOD	376	804

CASH BALANCE AT END OF PERIOD	$55	$3,984

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements

Alpha-En Corporation

June 30, 2012 and 2011

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Alpha-En Corporation (the “Company”) was incorporated under the laws of the State of Delaware on March 7, 1997 and had operated through its wholly-owned subsidiaries, Avenue Pictures, Inc. and its subsidiaries and Wombat Productions, Inc. through May 2, 2006.

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(iii)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8, the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

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

The Company does not have any off-balance-sheet credit exposure to its customers at June 30, 2012 and 2011.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for share-based payment transactions issued to employees under the guidance of the Topic 718 Compensation—Stock Compensation of the FASB Accounting Standards Codification (“ASC Topic 718”).

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

There were no potentially dilutive common shares outstanding for the reporting period ended June 30, 2012 and 2011.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

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

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2012, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

(4) will pay a royalty of $.01 per kilogram, of excess products manufactured and sold, payable quarterly; and

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

Note 6 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation, the total number of shares of all classes of stock which the Company shall have authority to issue is eighteen million (18,000,000), consisting of fifteen million (15,000,000) shares of common stock, par value one cent ($0.01) per share (the “Common Stock”), one million (1,000,000) shares of Class B common stock, par value one cent ($0.01) per share (the “Class B Common Stock”), and two million (2,000,000) shares of preferred stock, par value one cent ($0.01) per share (the “Preferred Stock”).

On June 9, 2008, the Company filed a Certificate of Amendment to the Certificate of Incorporation and changed its total number of shares of all classes of stock which the Company is authorized to issue is Thirty Eight Million (38,000,000) shares, of which Two Million (2,000,000) shares shall be Preferred Stock, par value $0.01 per share, One Million (1,000,000) shares shall be Class B Common Stock, no par value, and Thirty Five Million (35,000,000) shares shall be Common Stock, par value $0.01 per share.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Operations for the three months ended June 30, 2012 and 2011 consisted principally of maintaining our public company status.

Net loss for the three months ended June 30, 2012 was $1,089, compared to a loss of $13,747 for the three-month period ended June 30, 2011. We had no operations during either period and expenses consisted primarily of legal and accounting fees.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Operations for the six months ended June 30, 2012 and 2011 consisted principally of research and development (as a result of such activities in the first quarter of fiscal 2011) and maintaining our public company status.

Net loss for the six months ended June 30, 2012 was $6,148, compared to a loss of $143,916 for the six-month period ended June 30, 2011.  We had no operations during either period and expenses consisted primarily of legal and accounting fees, other than $70,000 in research and development expenses for the six months ended June 30, 2011 as compared to no research and development expenses for the six months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2012, we had negative working capital of $273,953, compared to negative working capital of $267,805 at December 31, 2011.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended June 30, 2012. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2012, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There were no sales of unregistered securities during the three months ended June 30, 2012.

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

Dated: June 16, 2015

ALPHA-EN CORPORATION

	By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer
(principal executive officer and principal financial and accounting officer)

