Form 10-Q
period 2012-09-30
alpha-En Corp
filed 2015-07-02
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of June 30, 2015, there were 27,821,030 shares of the issuer’s common stock outstanding.

2

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Alpha-En Corporation

September 30, 2012 and 2011

3

Alpha-En Corporation

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$20	$376
Prepaid expenses	-	3,078

Total Current Assets	20	3,454

TOTAL ASSETS	$20	$3,454

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$129,883	$134,499
Note payable	-	1,385
Note payable - related party	-	991
Advances from related parties	145,925	134,384

Total Current Liabilities	275,808	271,259

TOTAL LIABILITIES	275,808	271,259

STOCKHOLDERS' DEFICIT
Preferred stock: par value $0.01; 2,000,000 shares authorized; none issued or outstanding	-	-
Class B common stock: no par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock: par value $0.01; 35,000,000 shares authorized; 27,821,030 shares issued and outstanding	278,210	278,210
Additional paid-In capital	7,788,103	7,788,103
Accumulated deficit	(8,272,718)	(8,264,735)
Treasury stock at cost: 798,918 shares	(69,383)	(69,383)

Total Stockholders' Deficit	(275,788)	(267,805)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20	$3,454

See accompanying notes to the consolidated financial statements

Alpha-En Corporation

Consolidated Statements of Operations

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	September 30, 2012	September 30, 2012	September 30, 2011	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$474	$8

Operating Expenses:

Research and Development	-	-	70,000
Professional fees	3,600	1,800	-	-
General and administrative expenses	4,383	35	151,701	45,819
Cancellation of consulting agreement	-	-	(31,500)	-

Total Operating Expenses	7,983	1,835	190,201	45,819

Loss before income taxes	(7,983)	(1,835)	(189,727)	(45,811)

Income tax provision	-	-	-	-

Net loss	$(7,983)	$(1,835)	$(189,727)	$(45,811)

Earnings Per Share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding:
- basic and diluted	27,821,030	27,821,030	27,821,030	27,821,030

See accompanying notes to the consolidated financial statements

Alpha-En Corporation

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Interim Period ended September 30, 2012

(Unaudited)

			Additional				Total
	Common Stock		Paid-in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)

Balance, December 31, 2010	27,821,030	$278,210	$7,718,103	798,918	$(69,383)	$(7,832,316)	$94,614

Common stock issued for investor relations	300,000	3,000	123,000				126,000

Options granted for research and development			70,000				70,000

Cancellation of common stock issued for investor relations	(300,000)	(3,000)	(123,000)				(126,000)

Net loss						(432,419)	(432,419)

Balance, December 31, 2011	27,821,030	278,210	7,788,103	798,918	(69,383)	(8,264,735)	(267,805)

Net loss						(7,983)	(7,983)

Balance, September 30, 2012	27,821,030	$278,210	$7,788,103	798,918	$(69,383)	$(8,272,718)	$(275,788)

See accompanying notes to the consolidated financial statements

Alpha-En Corporation

Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,983)	$(189,727)
Adjustments to reconcile loss to net cash used in operating activities
Warrant granted for compensation	-	70,000
Amortization	-	13,500
Changes in operating assets and liabilities:
Prepaid expenses	3,078	(18,066)
Accrued expenses	(4,616)	60,423

Net cash used in operating activities	(9,521)	(63,870)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from (repayments to) notes payable	-	5,426
Proceeds from (repayments to) notes payable - related party	(1,385)	(474)
Advances from (repayments to) stockholder	10,550	58,331

Net cash flows provided by financing activities	9,165	63,283

NET CHANGE IN CASH	(356)	(587)

CASH AT BEGINNING OF PERIOD	376	804

CASH AT END OF PERIOD	$20	$217

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements

Alpha-En Corporation

September 30, 2012 and 2011

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

The Company does not have any off-balance-sheet credit exposure to its customers at September 30, 2012 and 2011.

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

There were no potentially dilutive common shares outstanding for the reporting period ended September 30, 2012 and 2011.

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

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2012, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Formation of Majority-Owned Subsidiary:

On September 17, 2014, the Company formed Clean Lithium Corporation under the laws of the State of New York as a wholly owned subsidiary with a nominal share capital of $100,000.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other parts of this report contain forward-looking statements, which statements involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may,” “could,” “would,” “should,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. Our actual results and the timing of certain events may differ significantly from the results and timing described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed or referred to in the annual report on Form 10-K for the year ended December 31, 2011 and in subsequent period reports filed with the U.S. Securities and Exchange Commission, including this report. The following discussion and analysis of our financial condition and results of operations should be read in light of those factors and in conjunction with our accompanying financial statements, including the notes thereto.

Overview

For more than the past five years, we have been focused exclusively on efforts to develop a business centered around the commercial manufacturing of pure lithium metal, a raw material for use in lightweight, high energy density batteries, in an environmentally friendly manner. There is a substantial existing market for lithium metal in primary (non-rechargeable) batteries, and future opportunities exist for next generation batteries under development.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Operations for the three months ended September 30, 2012 and 2011 consisted principally of research and development and maintaining our public company status.

Net loss for the three months ended March 31, 2012 was $1,835, compared to a net loss of $45,811 for the three-month period ended September 30, 2011. We had no operations during either period and expenses consisted primarily of legal and accounting fees in the 2012 period and general and administrative expenses in the 2011 period.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Operations for the nine months ended September 30, 2012 and 2011 consisted principally of research and development (as a result of such activities in the first quarter of fiscal 2011) and maintaining our public company status.

Net loss for the nine months ended September 30, 2012 was $7,983, compared to a loss of $189,727 for the nine-month period ended September 30, 2011.  We had no operations during either period and expenses consisted primarily of legal and accounting fees, general and administrative expenses and research and development expenses (in 2011 only) for the nine months ended September 30, 2012 and 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had negative working capital of $275,788, compared to negative working capital of $267,805 at December 31, 2011.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended September 30, 2012. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2012, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the three months ended September 30, 2012.

ITEM 3.	Defaults upon Senior Securities

None

ITEM 4.	Mine Safety Disclosures

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

The exhibits listed in the following Exhibit Index are filed as part of this quarterly report.

Exhibit Number and Description

3.1	Restated Certificate of Incorporation. (1)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation. (2)
3.3	By-Laws. (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document

(1)	Incorporated by reference to the exhibits included with registration of securities on Form 10-SB, filed with the U.S. Securities and Exchange Commission on April 10, 1997.

(2)	Incorporated by reference to the exhibits included with quarterly report on Form 10-Q, filed with the U.S. Securities and Exchange Commission on August 14, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 2, 2015

ALPHA-EN CORPORATION

	By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer (principal executive officer and principal financial and accounting officer)

