Form 10-K
period 2012-12-31
alpha-En Corp
filed 2015-09-11
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file no.:  001-12885

alpha-En Corporation

(Exact Name of Registrant in its Charter)

Delaware	95-4622429
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

120 White Plains Road, Suite 425
Tarrytown, New York	10591
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 418-2000

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. ☐ Yes  ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-BK is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of June 30, 2014, was approximately $1,206,650.

As of September 10, 2015, 27,821,030 shares of the registrant’s common stock were issued and outstanding.

Documents Incorporated by Reference: None

alpha-En Corporation

2012 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

ii

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

alpha-En’s Proposed Process

Based on results to date, we believe that our licensed, proprietary technology offers a number of advantages over lithium extraction techniques currently in use. Traditionally, industrial production of lithium metal involved the electrolysis of molten salts at temperatures of 400°-600° Celsius (752°-1112 °Fahrenheit). Maintaining these salts at high heat levels adds meaningful production costs to the process.

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

In 2011, we devoted our resources to attempt to refine our technology to manufacture lithium metal, from the lab bench to the manufacturing floor. We still have to solve certain inconsistencies with the process. In 2012, our operations were limited due to a lack of funding.

Currently, we are attempting to further implement our business plan and generate sufficient revenue; however, our cash position may not be sufficient to support our daily operations. While we believe in the viability of our strategy to further implement our business plan and generate sufficient revenue and in our ability to raise additional funds by way of a public or private offering, there can be no assurance to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate sufficient revenue and our ability to raise additional funds by way of a public or private offering.

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

Our company cut back daily operations in late 2005 and essentially ceased daily operations in May 2006. From May 2006 through the date we entered into a Technology License Agreement in February 2009, we were substantially inactive. All monies disbursed by us from 2006 through January 2009 were used to pay previously-incurred accounting fees and for the payment of directors’ and officers’ insurance premiums. During that period, we had no employees and our board of directors did not meet.

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

On February 25, 2009, we were granted an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries and other fields. In exchange for the license, we (1) issued 1,000,000 shares of our common stock; (2) issued an additional 2,000,000 shares of our common stock which are restricted and subject to forfeiture if there has not been at least $1,000,000 in total commercial sales of licenses products within three years; (3) will pay royalties of $1.00 per kilogram of lithium products manufactured and sold up to the threshold, payable quarterly; (4) will pay a royalty of $0.01 per kilogram of lithium products manufactured and sold in excess of the threshold, payable quarterly; and (5) will grant options to purchase up to a total of 19% (inclusive of previously issued shares) of our outstanding shares upon the issuance of any additional shares after the date of the license. These options are exercisable at the same prices as the shares sold or values received for five years from each grant date. These grants are only issuable if the threshold is met. Upon a transfer of the entire license, we will pay the licensor a fee equal to 19% of all compensation received on the transfer.

The license had been recorded at its fair value of $250,000 based on management’s projected net cash flows to be realized from sales of products under the license. As of December 31, 2011, we had evaluated the fair value of the license intangible asset and determined that it is in excess of the carrying value based on the estimated net discounted cash flows anticipated from the sale of the process under the license. We recorded an impairment of $250,000 at December 31, 2011. Pursuant to the terms of the license, the additional 2,000,000 shares of our common stock, which were issued, are subject to forfeiture if there has not been at least $1,000,000 in total commercial sales of licenses products by February 25, 2012. As of February 25, 2012, commercial sales of the licensed products had not commenced.

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

We have no relevant operating history; we have accumulated and working capital deficits; we are only in an initial commercialization stage with technology that is unproven on a large-scale commercial basis; and there is going concern disclosure in our independent auditors’ report.

Our company cut back daily operations in late 2005 and essentially ceased daily operations in May 2006. Through January 2009, we were substantially inactive. In February 2009, we entered into a Technology License Agreement for a metallic lithium battery technology, which we no longer use. Accordingly, we have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of market acceptance, failure to establish business relationships and competitive disadvantages as against larger and more established companies. The report of our independent auditors with respect to our financial statements included in this report includes a “going concern” qualification, indicating that our accumulated deficit at December 31, 2012, a net loss and net cash used in operating activities for the year then ended raise substantial doubt about our ability to continue as a going concern.

We have generated no revenues over the past three years from our lithium license, and will not generate any meaningful revenues until after we successfully commercialize our technology to manufacture metallic lithium, of which no assurance can be given. As of December 31, 2012, we had a working capital deficit of $(267,238) and an accumulated deficit of $(8,274,168). Since December 31, 2012, we have continued to incur significant losses and anticipate that we may continue to incur significant losses in 2015 and beyond. There can be no assurance as to whether or when we will generate meaningful revenues or achieve profitable operations.

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

We did not timely file this annual report with the SEC. We also have yet to file our quarterly and annual reports relating to 2013 and 2014 and 2015 to date. If we are not able to file these periodic reports in this time period, or file any future periodic reports in the time specified by the Securities Exchange Act of 1934, stockholders and potential investors will not have current public information about us which will likely have a negative effect on our obtaining future capital. Failure to make timely filings also impairs our ability to conduct certain kinds of public offerings on short form registration statements that provide more efficient automatic forward incorporation of future SEC filings. Our inability to timely file periodic reports could materially and adversely affect our future business growth and financial condition.

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

We are dependent on the efforts of our senior management, particularly Jerome I. Feldman, our Chairman, Chief Executive Officer and Chief Financial Officer. We do not have an employment agreement with him or have key-man life insurance policy on the life of Mr. Feldman to compensate us for the loss of such individual. The loss of the services of any one or more of such persons may have a material adverse effect on our company.

Our future success will depend in large part upon our ability to attract and retain skilled scientific, management, operational and marketing personnel. Other than Mr. Feldman, we do not currently have any employees or personnel whose responsibilities are focused primarily in these fields. We face competition for hiring such personnel from other companies. There can be no assurance that we will be successful in attracting and retaining such personnel.

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

The provisions in our certificate of incorporation relating to a classified board of directors and delegation to the board of directors of rights to determine the terms of preferred stock may have the effect not only of discouraging attempts by others to buy us, but also of making it more difficult or impossible for existing stockholders to make management changes. A classified board, which is made up of directors elected for staggered terms, while promoting stability in board membership and management, also moderates the pace of any change in control of our board of directors by extending the time required to elect a majority, effectively requiring action in at least two annual meetings. The ability of our board of directors to determine the terms of preferred stock, while providing flexibility in connection with possible business purchases and other corporate purposes, could make it more difficult for a third party to secure a majority of our outstanding common stock. Additionally, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Section 203 could have the effect of delaying or preventing a change of control.

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

Market Information

Our common stock was quoted on the OTC Bulletin Board from April 2001 to April 2007, and then on the Pink Sheets, under the symbol “PIXG.” Following our name change in June 2008, our trading symbol was changed to “ALPE” effective July 22, 2008. The following table sets forth the high and low closing prices for our common stock on the OTC Markets Pink marketplace for the years ended December 31, 2011 through 2014 and to date.

	Year ended December 31,
	2011		2012		2013		2014		2015
Quarter
	High	Low	High	Low	High	Low	High	Low	High	Low
First	$0.42	$0.11	$0.19	$0.10	$0.10	$0.03	$0.10	$0.03	$0.28	$0.15
Second	0.50	0.26	0.20	0.02	0.12	0.04	0.10	0.03	0.29	0.12
Third (through Sept. 10, 2015)	0.36	0.25	0.20	0.03	0.14	0.04	0.30	0.06	0.17	0.39
Fourth	0.26	0.14	0.14	0.02	0.10	0.03	0.35	0.17	-	-

Holders

The number of record holders of our common stock as of September 10, 2015, was approximately 155. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

We did not repurchase any shares of our common stock during the fourth quarter of 2012.

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

alpha-En’s Proposed Process

Based on results to date, we believe that our licensed, proprietary technology offers a number of advantages over lithium extraction techniques currently in use. Traditionally, industrial production of lithium metal involved the electrolysis of molten salts at temperatures of 400°-600° Celsius (752°-1112 °Fahrenheit). Maintaining these salts at high heat levels adds meaningful production costs to the process.

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

In 2011, we devoted our resources to attempt to refine our technology to manufacture lithium metal, from the lab bench to the manufacturing floor. We still have to solve certain inconsistencies with the process. In 2012, our operations were limited due to a lack of funding.

Currently, we are attempting to further implement our business plan and generate sufficient revenue; however, our cash position may not be sufficient to support our daily operations. While we believe in the viability of our strategy to further implement our business plan and generate sufficient revenue and in our ability to raise additional funds by way of a public or private offering, there can be no assurance to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate sufficient revenue and our ability to raise additional funds by way of a public or private offering.

Results of Operations

Year ended December 31, 2012 Compared to Year Ended December 31, 2011

In 2012, our operations consisted principally of maintaining our public company status. Operations for the year ended December 31, 2011 consisted principally of developing our technology.

Net loss for the year ended December 31, 2012 was $(9,433), compared to a net loss of $(432,419) for the year ended December 31, 2011. We had limited operations during 2012 and expenses consisted of professional fees and general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2012, we had negative working capital of $(267,238), compared to negative working capital of $(267,805) at December 31, 2011.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2012 and 2011. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Revenue Recognition. We will recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

New Accounting Pronouncements. We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements. For more information, please see Note 2, “Significant and Critical Accounting Policies and Practices - Recently Issued Accounting Pronouncements” in the Notes to Consolidated Financial Statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 8.	Financial Statements and Supplementary Data

Our audited financial statements for the years ended December 31, 2012 and 2011 are included as a separate section of this report beginning on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 21, 2011, we were informed by our then independent registered public accounting firm, Most & Company, LLP, that it has combined its practice with Schulman, Wolfson & Abruzzo, LLP, effective as of January 10, 2011. As a result, Most & Company resigned as our independent registered public accounting firm and Schulman, Wolfson, as successor to Most & Company, became our current independent registered public accounting firm. The engagement of Schulman Wolfson was approved by our board of directors acting as our audit committee. For additional information with respect to our change in certifying accountant, please see our Current Report on Form 8-K dated March 22, 2011, filed with the SEC on March 23, 2011.

On March 10, 2015, Schulman Lobel Zand Katzen Williams & Blackman LLP (formerly Schulman Wolfson & Abruzzo, LLP) (“Schulman”) was dismissed as our independent registered public accounting firm. Our board of directors approved the dismissal of Schulman.

Schulman’s reports on our financial statements for the years ended December 31, 2011 and 2010, respectively, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports of Schulman on our financial statements for each of the years ended December 31, 2011 and 2010 contained an explanatory paragraph which noted that there was substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2011 and 2010, and through March 10, 2015, there were no disagreements with Schulman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Schulman, would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the years ended December 31, 2011 and 2010, and through March 10, 2015, there were no matters that were either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

New Independent Registered Public Accounting Firm

On March 10, 2015, our board of directors, acting in the capacity of an audit committee, engaged Li and Company, PC (“Li”) as our new independent registered public accounting firm to act as the principal accountant to audit our financial statements. During our fiscal years ended December 31, 2011 and 2010, and through March 10, 2015, neither we nor anyone acting on our behalf consulted with Li regarding the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided that Li concluded was an important factor considered by us in reaching a decision as to any such accounting, auditing or financial reporting issue.

ITEM 9A.	Controls and Procedures

Our management, including our President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our President and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2012 were not effective, due to the material weaknesses discussed below, to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding disclosure.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission COSO). Based on our assessment and the criteria set forth by COSO, our management believes that we did not maintain effective internal control over financial reporting as of December 31, 2012 due to the material weaknesses discussed below.

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

ITEM 9B.	Other Information

None

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table shows the positions held by our board of directors and executive officers, and their ages, as of September 10, 2015:

Name	Age	Position
Jerome I. Feldman	83	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Treasurer
George McKeegan	63	Vice President, Secretary, General Counsel and Director
Steven M. Payne	57	Director

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

George McKeegan has been our Vice President or Executive Vice President, Secretary and General Counsel, and a member of our board of directors since May 2006. Since 1986, Mr. McKeegan has led McKeegan & Shearer, P.C., a law firm engaged in the general practice of civil law, and specializing in litigation and corporate counseling. Prior to that, he served as Vice President at Citibank, N.A. and as an Assistant District Attorney with the New York County District Attorney’s Office. He received a B.A. degree from Fordham College and a J.D. degree from the University of Michigan. Mr. McKeegan’s almost 30 years of working experience in corporate controls and governance makes him well qualified to be a member of our board.

Steven M. Payne has been a member of our board of directors since May 2006, and was our President from May 2006 to December 2012. Since 1976, Mr. Payne has served as President and Chief Executive Officer of Quatro Foods Inc., a food service enterprise. He is a director and past Board President of Carbondale Main Street, Inc., a local downtown redevelopment corporation, and a director of the Southern Illinois Entrepreneurship and Business Development Center at Southern Illinois University in Carbondale, Illinois. Mr. Payne is also President of 13 West LLC, a developer and operator of Mini Storage facilities. He attended Southern Illinois University. Mr. Payne’s experience in running businesses and advising entrepreneurial ventures makes him well qualified to be a member of our board.

In December 2011, Ogden Reid, who had been a director of our company since December 2008, resigned as a director.

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

We believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2012.

ITEM 11.	Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year and prior fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer, Chief Financial Officer and two other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2012:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation (4)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jerome I. Feldman	2012	—	—	—	—	—	—	—	—
Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer	2011	—	—	—	—	—	—	—	—

George McKeegan	2012	—	—	—	—	—	—	—	—
Vice President, Secretary and General Counsel	2011	—	—	—	—	—	—	—	—

Steven M. Payne	2012	—	—	—	—	—	—	—	—
Former President	2011	—	—	—	—	—	—	—	—

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards outstanding at December 31, 2012, for each of the executive officers named in the Summary Compensation Table above:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jerome I. Feldman	—	—	—	—	—	—	—	—	—
Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer

George McKeegan	—	—	—	—	—	—	—	—	—
Vice President, Secretary and General Counsel

Steven M. Payne	—	—	—	—	—	—	—	—	—
Former President

Employment Agreements

As of December 31, 2012, and through the date of this report, we have no employment agreements in place with any person.

Director Compensation

Directors currently receive no compensation for serving on our board of directors, other than reimbursement of reasonable expenses for attendance at board meetings.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of September 10, 2015, by:

•	all of our directors and executive officers, individually,

•	all of our directors and executive officers, as a group, and

•	all persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 27,821,030 shares of our common stock outstanding as of September 10, 2015, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of September 10, 2015, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o alpha-En Corporation, 120 White Plains Road, Suite 425, Tarrytown, New York 10591.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Position	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned

5% Stockholder:
Michael D. Feldman	Former Chairman and Chief Executive Officer	3,765,000	13.5%

Directors and Executive Officers:
Jerome I. Feldman	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Treasurer	7,320,000	26.3%
George McKeegan	Vice President, Secretary, General Counsel and Director	750,000	2.7%
Steven M. Payne	Director	4,667,900	16.8%
All directors and executive officers as a group (3 persons)		12,737,900	46.1%

Change in Control

There are no arrangements currently in effect which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

Under our Stock Option and Long Term Incentive Compensation Plan (the Plan), as amended, there are 2,750,000 shares reserved for issuance under the Plan to key employees, directors and consultants. Grants may be stock options, SAR’s, restricted stock or stock bonuses. Only employees may receive incentive awards. Exercise prices of incentive stock option grants shall not be less than the fair market value of our common stock on the date of the grant. Stock options may be exercised subject to continued employment and certain other conditions. We can determine all other terms of an award under the Plan, including vesting and term, provided, however, that the terms of a stock option grant under the Plan may not be for more than ten years from the date of grant. As of September 10, 2015, all 2,750,000 stock options are available for issuance under the Plan and, as of that date, there were no outstanding grants under the Plan.

The following table provides information as of December 31, 2012, with respect to the shares of common stock that may have been issued under our existing equity compensation plan.

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2011, loan payable-stockholder/officer was $130,001 payable on demand. The loan bears interest at 5%, per annum. For the year ended December 31, 2011, interest expense on the loan payable-stockholder/officer was $5,288. On January 1, 2012, the loan was converted into an advance with no interest to be charged. During the year ended December 31, 2012, we were advanced $12,050.

We have been provided office space by our Chief Executive Officer at no cost. Management determined that such cost is nominal and did not recognize the rent expense in our financial statements.

Director Independence

Our three current directors are not “independent” as they are or recently were executive officers of our company.

PART IV

ITEM 14. Principal Accountant Fees and Services

Effective as of January 10, 2011, our independent registered public accounting firm, Most & Company, LLP, combined its practice with Schulman Lobel Zand Katzen Williams & Blackman LLP (formerly Schulman Wolfson & Abruzzo, LLP) (“Schulman”). As a result, Most & Company resigned as our independent registered public accounting firm and Schulman, as successor to Most & Company, became our independent registered public accounting firm. The engagement of Schulman was approved by our board of directors acting as our audit committee. Schulman served as our independent auditors for the year ended December 31, 2011. On March 10, 2015, Schulman was dismissed as our independent registered public accounting firm. Our board approved the dismissal of Schulman.

On March 10, 2015, our board of directors, acting in the capacity of an audit committee, engaged Li and Company, PC as our new independent registered public accounting firm. Li and Company, PC served as our independent auditors for the year ended December 31, 2012.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and reviews of the financial statements included in Forms 10-Q. For the year ended December 31, 2012, $3,750 in audit fees were billed by Li and Company, PC and, for the year ended December 31, 2011, $25,875 in audit fees were billed by Schulman related to the audit and reviews of our financial statements.

Audit-related Fees

Audit-related fees are fees billed for professional services other than the audit of our financial statements. For the year ended December 31, 2012, no audit-related fees were billed by Li and Company, PC and, for the year ended December 31, 2011, no audit-related fees were billed by Schulman.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the year ended December 31, 2012, no tax fees were billed by Li and Company, PC and, for the year ended December 31, 2011, no tax fees were billed by Schulman.

All Other Fees

No other fees were billed by our independent auditors in 2012 and 2011.

Audit Committee

We have not established an audit committee. Our board of directors approved the services rendered and fees charged by our independent auditors. Our board of directors has reviewed and discussed our audited financial statements for the year ended December 31, 2012, with our management. In addition, our board of directors has discussed with Li and Company, PC, our independent registered public accountants, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee). Our board of directors also has received the written disclosures and the letter from as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and our board of directors has discussed the independence of Li and Company, PC with that firm.

Based on our board of directors’ review of the matters noted above and its discussions with our independent auditors and our management, our board of directors approved that the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2012.

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

Dated: September 11, 2015	ALPHA-EN CORPORATION

	By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Chairman, Chief Executive Officer, Chief Financial Officer and Treasurer
(principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerome I. Feldman	Chairman, Chief Executive Officer, Chief Financial	September 11, 2015
Jerome I. Feldman	Officer and Treasurer
(principal executive, financial and accounting officer)

/s/ George McKeegan	Vice President, Secretary, General Counsel	September 11, 2015
George McKeegan	and Director

/s/ Steven M. Payne	Director	September 11, 2015
Steven M. Payne

Alpha-En Corporation

December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alpha-En Corporation

We have audited the accompanying consolidated balance sheets of Alpha-En Corporation (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2012, a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

September 11, 2015

Alpha-En Corporation

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash	620	376
Prepaid expenses	-	3,078

Total Current Assets	620	3,454

TOTAL ASSETS	620	3,454

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	125,807	139,873
Note payable	-	1,385
Note payable - related party	-	130,001
Advances from related parties	142,051	-

Total Current Liabilities	267,858	271,259

TOTAL LIABILITIES	267,858	271,259

STOCKHOLDERS' DEFICIT
Preferred stock par value $0.01: 2,000,000 shares authorized; none issued or outstanding	-	-
Class B common stock no par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.01: 35,000,000 shares authorized; 28,265,474 and 27,821,030 shares issued and outstanding, respectively	282,654	278,210.00
Additional paid-In capital	7,793,659	7,788,103.00
Accumulated deficit	(8,274,168)	(8,264,735.00)
Treasury stock at cost: 798,918 shares	(69,383)	(69,383.00)

Total Stockholders' Deficit	(267,238)	(267,805)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$620	$3,454

See accompanying notes to the consolidated financial statements

Alpha-En Corporation

Consolidated Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31, 2012	December 31, 2011

Revenue	$-	$-

Operating Expenses
Research and development	-	70,000
Professional fees	4,950	116,699
General and administrative expenses	4,483	18,992
Impairment of intangible asset	-	250,000

Total Operating Expenses	9,433	455,691

Loss from Operations	(9,433)	(455,691)

Other (Income) Expenses
Interest expense	-	5,288
Participation rights	-	(1,002)
Forgiveness of debt	-	(27,558)

Other Income (Expenses), net	-	(23,272)

Loss before income tax peovision	(9,433)	(432,419)

Income tax provision	-	-

Net loss	$(9,433)	(432,419)

Earnings Per Share - basic and diluted	$(0.00)	$(0.02)

Weighted Average Common Shares Outstanding:
- basic and diluted	27,042,734	27,821,030

See accompanying notes to the consolidated financial statements

Alpha-En Corporation

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Year ended December 31, 2012 and 2011

							Total
	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity (Deficit)

Balance, December 31, 2010	27,821,030	$278,210	$7,718,103	$(7,832,316)	798,918	$(69,383)	$94,614

Common stock issued for investor relations	300,000	3,000	123,000				126,000

Options granted for research and development			70,000				70,000

Cancellation of common stock issued for investor relations	(300,000)	(3,000)	(123,000)				(126,000)

Net loss				(432,419)			(432,419)

Balance, December 31, 2011	27,821,030	278,210	7,788,103	(8,264,735)	798,918	(69,383)	(267,805)

Shares issued for cash at $0.0225 per share on December 14, 2012	444,444	4,444	5,556				10,000

Net loss				(9,433)			(9,433)

Balance, December 31, 2012	28,265,474	$282,654	$7,793,659	$(8,274,168)	798,918	$(69,383)	$(267,238)

See accompanying notes to the consolidated financial statements

Alpha-En Corporation

Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2012	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(9,433)	$(432,419)
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of intangible asset	-	250,000
Option granted for research and development	-	70,000
Amortization	-	18,515
Changes in operating assets and liabilities:
Prepaid expenses	3,078	(18,466)
Accrued expenses	(14,066)	39,055

Net cash used in operating activities	(20,421)	(73,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	10,557
Repayments of notes payable	-	(9,172)
Proceeds from (repayments to) notes payable - related party	(1,385)	128,008
Advances from (repayments to) stockholder	12,050	(56,506)
Proceeds from sale of common shares	10,000	-

Net cash flows provided by financing activities	20,665	72,887

NET CHANGE IN CASH	244	(428)

CASH AT BEGINNING OF PERIOD	376	804

CASH AT END OF PERIOD	620	$376

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements

Alpha-En Corporation

December 31, 2012 and 2011

Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

Alpha-En Corporation (Company) was incorporated under the laws of the State of Delaware on March 7, 1997 and had operated through its wholly-owned subsidiaries, Avenue Pictures, Inc. and its subsidiaries and Wombat Productions, Inc. through May 2, 2006.

From May 2, 2006 through February 24, 2009, the Company had been inactive.

On February 25, 2009, the Company was granted a license for an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries and other fields.

Commencing in October 2010, working through a third party, the Company conducted a series of tests to determine if the process works and, based on the results, believes that the process is workable and commercially feasible.

Note 2 - Significant and Critical Accounting Policies and Practices

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

There were 1,056,500 potentially dilutive common shares outstanding for the reporting period ended December 31, 2012 and 2011.

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

In January 2015, the FASB issued the FASB Accounting Standards Update No. 2015-01 “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”).

This Update eliminates from GAAP the concept of extraordinary items and the requirements in Subtopic 225-20 for reporting entities to separately classify, present, and disclose extraordinary events and transactions.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 “Consolidation (Topic 810) - Amendments to the Consolidation Analysis” (“ASU 2015-02”) to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations).

All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

•	Eliminating the presumption that a general partner should consolidate a limited partnership.

•	Eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model).

•	Clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. Note: a VIE is a legal entity in which consolidation is not based on a majority of voting rights.

•	Amending the guidance for assessing how related party relationships affect VIE consolidation analysis.

•	Excluding certain money market funds from the consolidation guidance.

The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at December 31, 2012, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

(3) will pay royalties of $1.00 per kilogram, of lithium products manufactured and sold up to the Threshold, payable quarterly;

(4) will pay a royalty of $0.01 per kilogram, of lithium products manufactured and sold in excess of the Threshold, payable quarterly; and

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

The License had been recorded at its fair value of $250,000 based on management’s projected net cash flows to be realized from sales of products under the License.

As of December 31, 2011, the Company has evaluated the fair value of the Technology License intangible asset and has determined that it is in excess of the carrying value based on the estimated net discounted cash flows anticipated from the sale of the process under the licensing agreement. The Company recorded an impairment of $250,000 at December 31, 2011.

Pursuant to the terms of the License Agreement, the additional 2,000,000 shares of the Company’s common stock, which were issued, are subject to forfeiture if there has not been at least $1,000,000 in total commercial sales of licenses products by February 25, 2012. As of February 25, 2012, commercial sales of the licensed products had not commenced.

Note 5 – Related Party Transactions

Note Payable – Related Party/Advances from Stockholders

As of December 31, 2011, loan payable-stockholder/officer was $130,001 payable on demand. The loan bears interest at 5%, per annum. For the year ended December 31, 2011 interest expense on the loan payable-stockholder/officer was $5,288.

On January 1, 2012, the loan was converted into an advance with no interest to be charged. During the year ended December 31, 2012, the Company was advanced $12,050.

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 6 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Corporation shall have authority to issue is eighteen million (18,000,000), consisting of fifteen million (15,000,000) shares of common stock, par value one cent ($0.01) per share (the "Common Stock"), one million (1,000,000) shares of Class B common stock, par value one cent ($0.01) per share (the "Class B Common Stock") and two million (2,000,000) shares of preferred stock, par value one cent ($0.01) per share (the "Preferred Stock").

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

Common Stock

On February 25, 2011, the Company entered into a one year agreement for investor relations consulting services in exchange for 300,000 shares of common stock valued at $126,000, or $.42 per share, the fair value of the shares on the date of issuance.

During the quarter ended June 30, 2011 the consulting agreement was mutually cancelled and 300,000 shares of common stock were cancelled, resulting in a gain of $31,500, net of the unamortized prepaid consulting expense.

Options

On February 23, 2011, the Company entered into an Option Agreement (“Option”) with a company owned 25% by a stockholder/officer, which had been conducting research and development in connection with the commercial manufacture of lithium metal for use in batteries and other applications under the Company’s proprietary license.

In exchange for the rights to the research and development and to further develop the lithium process, the Company granted an option to purchase 1,000,000 shares of its common stock exercisable at $0.11 per share, for five years from the date of the grant. The option was valued at $70,000 using the Black-Scholes Option-Pricing Model using the market price of the Company’s common stock on the date of valuation of $0.11, an expected dividend yield of zero, a term of five years, and an annual risk-free interest rate of 2.21% and an expected volatility of 80.75%

The option is immediately exercisable and is subject to adjustment by the Company in the event there are any changes in the stock of the Company by reason of stock dividends, stock splits, reorganizations, mergers, consolidations, combinations, exchanges of share or if the number and price of shares available under the Option should be equitably adjusted by the Company.

On May 8, 2014, the options were cancelled with the Company paying the option holder $50,000.

Note 7 – Income Tax Provision

Deferred Tax Assets

At December 31, 2012, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $1,549,433 that may be used to offset future taxable income through the fiscal year ending December 31, 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $526,807 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased by approximately $3,207 and $13,600 for the year ended December 31, 2012 and 2011, respectively.

Components of deferred tax assets are as follows:

	December 31, 2012	December 31, 2011
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$1,549,433	$1,540,000
Less valuation allowance	(1,549,433)	(1,540,000)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has not yet filed its corporation income tax return since its inception. In other words, the Company's corporation income tax returns for the all reporting periods from inception will remain subject to audit under the statute of limitations by the Internal Revenue Service and the State of New York for a period of three (3) years from the date they are filed.

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following reportable subsequent event(s) needed to be disclosed as followed:

Share issuances

-	On December 14, 2012, the Company sold 444,444 shares of common stock at $0.0225 per share or $10,000 for cash.

-	On January 15, 2013, the Company sold 684,930 shares of common stock at $0.0365 per share or $25,000 for cash.

-	On May 8, 2014, the Company issued 869,565 shares of its common stock in lieu of payment of $50,000 of the loan payable – stockholder/officer.

Formation of Majority-Owned Subsidiary

On September 17, 2014, the Company formed Clean Lithium Corporation under the laws of the State of New York as a wholly owned subsidiary with a nominal share capital of $100,000.

On October 13, 2014, the Company sold 150,000 shares (1.5%) in the Capital of Clean Lithium Corporation to Sukvinder Sokhi (the “Investor”) for $150,000.

Stock Option Issuances

Stock Option Shares

Stock options issued in February 20, 2013 to the third party for legal services with an exercise price of $0.10 per share expiring five (5) years from the date of issuance	150,000

Stock options issued in February 20, 2013 to the officer for his services with an exercise price of $0.10 per share expiring five (5) years from the date of issuance	250,000

Stock options issued on September 25, 2014 to a consultant with an exercise price of $0.20 per share expiring five (5) years from the date of issuance	100,000

Stock options issued on September 25, 2014 to a consultant for Research and Development work with an exercise price of $0.20 per share expiring five (5) years from the date of issuance	250,000

Stock options issued on September 25, 2014 to a consultant with an exercise price of $0.20 per share expiring five (5) years from the date of issuance	420,000

Stock options issued on September 25, 2014 to the advisory board member of the Company with an exercise price of $0.20 per share expiring five (5) years from the date of issuance	250,000

