Form 10-Q
period 2013-03-31
alpha-En Corp
filed 2015-11-24
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of November 23, 2015, there were 27,821,030 shares of the issuer’s common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

Alpha-En Corporation

March 31, 2013 and 2012

Alpha-En Corporation

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$1,232	$620

Total Current Assets	1,232	620

TOTAL ASSETS	$1,232	$620

LIABILITIES AND EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued expenses	$112,269	$125,807
Advances from related parties	135,551	142,051

Total Current Liabilities	247,820	267,858

TOTAL LIABILITIES	247,820	267,858

STOCKHOLDERS' DEFICIT
Preferred stock: par value $0.01; 2,000,000 shares authorized;
none issued or outstanding	-	-
Class B common stock: no par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: par value $0.01; 35,000,000 shares authorized;
28,950,404 and 28,265,474 shares issued and outstanding, respectively	289,504	282,654
Additional paid-In capital	7,811,903	7,793,659
Accumulated deficit	(8,278,612)	(8,274,168)
Treasury Stock	(69,383)	(69,383)
Total Stockholders' Deficit	(246,588)	(267,238)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,232	$620

See accompanying notes to the consolidated financial statements

Alpha-En Corporation

Consolidated Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating Expenses:

Research and development	2,920	-
Compensation - officer	94	-
Professional fees	1,350	900
General and administrative expenses	80	4,159

Total Operating Expenses	4,444	5,059

Loss before income taxes	(4,444)	(5,059)

Income tax provision	-	-

Net loss	$(4,444)	$(5,059)

Net Loss Per Common Share - basic and diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
- basic and diluted	28,836,226	27,022,112

 See accompanying notes to the consolidated financial statements

Alpha-En Corporation

Consolidated Statement of Changes in Stockholders' Deficit

For the Interim Period ended March 31, 2013

(unaudited)

			Additional				Total
	Common Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	(Deficit)

Balance, December 31, 2011	27,821,030	278,210	7,788,103	(8,264,735)	798,918	(69,383)	(267,805)

Shares issued for cash at $0.0225 per share
on December 14, 2012	444,444	4,444	5,556				10,000

Net loss				(9,433)			(9,433)

Balance, December 31, 2012	28,265,474	282,654	7,793,659	(8,274,168)	798,918	(69,383)	(267,238)

Shares issued for cash at $0.0365 per share
on January 15, 2013	684,930	6,849	18,151				25,000

Stock options granted to Vice President
for future services om February 20, 2013			4,500				4,500

Stock options granted to Vice President
for future services om February 20, 2013			(4,500)				(4,500)

Amortization of Vice President's services			94				94

Net loss				(4,444)			(4,444)

Balance, March 31, 2013	28,950,404	$289,504	$7,811,903	$(8,278,612)	798,918	$(69,383)	$(246,588)

 See accompanying notes to the consolidated financial statements

Alpha-En Corporation

Consolidated Statements of Cash Flows

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,444)	$(5,059)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Stock options issued as compensation	94	-
Changes in operating assets and liabilities:
Prepaid Expenses	-	3,078
Accrued expenses	(13,538)	(1,866)

Net cash provided by operating activities	(17,888)	(3,847)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from (repayments to) notes payable - related party	-	(1,385)
Advances from (repayments to) stockholder	(6,500)	5,500
Proceeds from sale of common shares	25,000	-

Net cash flows provided by (used in) financing activities	18,500	4,115

NET CHANGE IN CASH	612	268

CASH BALANCE AT BEGINNING OF PERIOD	620	376

CASH BALANCE AT END OF PERIOD	$1,232	$644

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements

Alpha-En Corporation

March 31, 2013 and 2012

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

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These consolidated financial statements should be read in conjunction with the Form 10K that was filed by the Company on September 11, 2015.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair values because of the short maturity of these instruments.

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

Pursuant to Section 850-10-20 the Related parties include a. affiliates (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options
	For the Reporting Period Ended March 31, 2013	For the Reporting Period Ended March 31, 2012

Stock Option Shares

Stock options issued in February, 2011 to a company owned 25% by a stockholder/officer, with an exercise price of $0.11 per share expiring five (5) years from the date of issuance.	1,000,000	1,000,000

Stock options issued on February 20, 2013 to the Vice President of the Company with an exercise price of $0.10 per share expiring five (5) years from the date of issuance	250,000	-

Stock options issued on February 20, 2013 to an attorney with an exercise price of $0.10 per share expiring five (5) years from the date of issuance	150,000	-

Total contingent shares issuance arrangement, stock options	1,400,000	1,000,000

There were no potentially dilutive common shares outstanding for the reporting period ended March 31, 2013 or 2012.

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

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 “ Consolidation (Topic 810) -Amendments to the Consolidation Analysis” (“ASU 2015-02”) to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations).   All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

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

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

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

As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2013, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

As of March 31, 2013 and December 31, 2012, the outstanding amount of the advances from shareholders was $135,551 and $142,051, respectively.

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 5 – Stockholders’ Deficit

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

Common Stock

On February 25, 2011, the Company entered into a one year agreement for investor relation consulting services in exchange for 300,000 shares of common stock valued at $126,000, or $0.42 per share, the fair value of the shares on the date of issuance.

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

In exchange for the rights to the research and development and to further develop the lithium process, the Company granted an option to purchase 1,000,000 shares of its common stock exercisable at $0.11 per share, expiring five years from the date of the grant. The option was valued at $70,000 using the Black-Scholes Option-Pricing Model using the market price of the Company’s common stock on the date of valuation of $0.11, an expected dividend yield of zero, a term of five years, and an annual risk-free interest rate of 2.21% and an expected volatility of 80.75%

The option is immediately exercisable and is subject to adjustment by the Company in the event there are any changes in the stock of the Company by reason of stock dividends, stock splits, reorganizations, mergers, consolidations, combinations, exchanges of share or if the number and price of shares available under the Option should be equitably adjusted by the Company.

On May 8, 2014 the options were cancelled with the Company paying the option holder $50,000.

Employee Options

On February 20, 2013, the Company granted their corporate secretary an option to purchase 250,000 common shares exercisable at $0.10 per share.  The options expire on February 20, 2018 and vest quarterly commencing on February 20, 2013 through February 20, 2014.

The Company estimated the fair value of the options to purchase 250,000 shares of the Company’s common stock issued on February 20, 2013 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life (year) (*)	3.00

Expected volatility (**)	96.85%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	0.81%

* The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

* As an entity thinly trading on the Pink Sheets it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected four (4) comparable public companies listed on the NASDAQ Capital Market within the battery industry, which the Company engages in, to calculate the expected volatility. The Company calculated those four (4) comparable companies’ historical volatility over the expected life of the options and averaged them as its expected volatility.

The estimated fair value of the options was $4,500 at the date of issuance using the Black-Scholes Option Pricing Model.

Non-Employee Options

On February 20, 2013, the Company granted its corporate attorney an option to purchase 150,000 common shares exercisable at $0.10 per share.  The options expire on February 20, 2018 and vest at 37,500 shares annually commencing on February 20, 2014 through February 20, 2017.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following reportable subsequent event(s) needed to be disclosed as followed:

Share and Warrant issuances:

On May 8, 2014, the Company issued 869,565 shares of its common stock in lieu of payment of $50,000 of the loan payable to the stockholder/officer.

On July 30, 2015, the Company executed a Stock Purchase and Warrant Grant Agreement (the “Agreement”) with an individual for the sale of one million (1,000,000) shares of the Company’s common stock, a warrant to purchase one million (1,000,000) shares of the Company’s common stock, and the sale of three hundred thousand (300,000) shares of the Company’s subsidiary, Clean Lithium Corporation (“CLC”) (see below).

The warrant is exercisable for five years from the Closing Date at a price per share of $0.20

The purchase price of one million dollars ($1,000,000) was agreed to be

$650,000 for the Company common stock

$300,000 for the CLC common stock and

$50,000 for the warrant

The Company received the first $500,000 on September 3, 2015 and the second $500,000 on October 19, 2015.

Formation of Majority-Owned Subsidiary:

On September 17, 2014, the Company formed Clean Lithium Corporation under the laws of New York State as a wholly owned subsidiary with a nominal share capital of $100,000.

On October 13, 2014, the Company sold 150,000 shares in the Capital of Clean Lithium Corporation to Sukvinder Sokhi (the “Investor”) for $150,000.

Stock Option Issuances:

Stock Option Shares

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

Officer Changes:

On October 20, 2015, Steven M. Fludder was appointed to be the Company’s Chief Executive Officer. Jerome I. Feldman, the Company’s continuing Chairman of the Board, resigned such position in order to bring in Mr. Fludder.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other parts of this report contain forward-looking statements, which statements involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may,” “could,” “would,” “should,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. Our actual results and the timing of certain events may differ significantly from the results and timing described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed or referred to in the annual report on Form 10-K for the year ended December 31, 2012 and in subsequent period reports filed with the U.S. Securities and Exchange Commission, including this report. The following discussion and analysis of our financial condition and results of operations should be read in light of those factors and in conjunction with our accompanying financial statements, including the notes thereto.

Overview

For more than the past six years, we have been focused exclusively on efforts to develop a business centered around the commercial manufacturing of pure lithium metal, a raw material for use in lightweight, high energy density batteries, in an environmentally friendly manner. There is a substantial existing market for lithium metal in primary (non-rechargeable) batteries, and future opportunities exist for next generation batteries under development.

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

In 2011 and 2012, we devoted our resources to refining our technology to manufacture lithium metal, from the lab bench to the manufacturing floor. We believe that we have advanced the state of this technology and are taking preliminary steps in order to begin manufacturing the product. To achieve this end, however, additional funds will need to be raised, as to which there can be no assurance.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Operations for the three months ended March 31, 2013 and 2012 consisted principally of research and development and maintaining our public company status.

Net loss for the three months ended March 31, 2013 was $4,444, compared to a net loss of $5,059 for the three-month period ended March 31, 2012. We had no significant operations during either period and expenses consisted primarily of research and development and legal and accounting fees in the 2013 period and general and administrative expenses in the 2012 period.

Liquidity and Capital Resources

As of March 31, 2013, we had negative working capital of $246,588, compared to negative working capital of $267,238 at December 31, 2012.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2013. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during our fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

There are no material changes in the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2012, except as follows:

We have not been able, and may continue to be unable, to timely file periodic reports with the SEC.

We did not timely file this quarterly report with the SEC. We also have yet to file our quarterly and annual reports relating to the remainder of 2013, or for 2014 and 2015, all of which we expect to file in the next few months. If we are not able to file these periodic reports in this time period, or file any future periodic reports in the time specified by the Securities Exchange Act of 1934, stockholders and potential investors will not have current public information about us which will likely have a negative effect on our obtaining future capital. Failure to make timely filings also impairs our ability to conduct certain kinds of public offerings on short form registration statements that provide more efficient automatic forward incorporation of future SEC filings. Our inability to timely file periodic reports could materially and adversely affect our future business growth and financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 15, 2013, the Company sold 684,930 shares of common stock at a price of $0.0365 per share, or $25,000 in the aggregate, to a third party.

On February 20, 2013, the Company granted its corporate secretary an option to purchase 250,000 shares of common stock exercisable at $0.10 per share. The options expire on February 20, 2018 and vest quarterly commencing on February 20, 2013 through February 20, 2014.

The issuances of the securities listed above were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) of such Act.

ITEM 3.	Defaults upon Senior Securities

None

ITEM 4.	Mine Safety Disclosures

None

ITEM 5.	Other Information

On October 20, 2015, Steven M. Fludder was appointed to be the Company’s Chief Executive Officer. Jerome I. Feldman, the Company’s continuing executive Chairman of the Board, resigned such position in order to bring in Mr. Fludder.

Mr. Fludder, age 55, has been involved as a global executive in energy and manufacturing enterprises for more than three decades. He joined General Electric Company (GE) in 1983 as a design engineer in GE’s Aircraft Engines business where he held a series of increasingly responsible leadership positions including leading new aircraft engine model product development.  In 1993, he joined GE’s Marine & Industrial business where he relocated to Hong Kong and grew this business unit across the Asia Pacific region.  In 1998, he transferred to GE Energy Services and led the growth of GE’s power plant aftermarket service business in North Asia which included Japan, South Korea, China, Hong Kong and Taiwan.  In 1999, he became head of GE Energy Services for the Northeast region of the United States and, in 2002, he relocated back to Asia and started up GE’s Wind Energy business in the Asia region.  In 2003, he was appointed President and CEO of GE Energy China, based in Beijing, and led the growth of GE’s Power and Oil & Gas business units in China to more than $1 billion in annual revenue. In 2006, he was elected a corporate officer by GE’s Board of Directors and appointed Vice President of Global Sales for GE Water & Process Technologies, a division of GE providing worldwide solutions to the water and wastewater industry where he led a team of over 3,000 professionals located around the globe generating over $2 billion in annual revenue. In 2008, he became the corporation’s executive in charge of ecomagination, which is GE’s environmental business strategy involving investments in R&D and technology, as well as venture-backed companies, to create products and solutions that improve environmental impact and reduce operating expenditures for customers in the power, oil & gas, water, aviation, transportation and consumer appliance industries. In 2010, Mr. Fludder joined Samsung Engineering Company Limited, based in Korea, where he served as Chief Sales and Marketing Officer for the company’s Engineering, Procurement and Construction business building power plants, petrochemical plants, water treatment plants and electronics manufacturing plants around the world. He also served at Samsung Techwin, based in Korea, as President of the Power Systems division which manufactures advanced technology aircraft engines, industrial compressors and related equipment for aviation and energy customers. From 2014 until 2015, Mr. Fludder was Chief Executive of AECOM Technology Corporation’s Energy and Water business lines which provide engineering and project management services to utility customers around the world. Mr. Fludder holds a Bachelor of Science degree from Providence College, a Bachelor of Science degree in Mechanical Engineering from Columbia University and a Master of Science degree in Mechanical Engineering from the Massachusetts Institute of Technology.

ITEM 6.	Exhibits

The exhibits listed in the following Exhibit Index are filed as part of this quarterly report.

Exhibit Number and Description

3.1	Restated Certificate of Incorporation. (1)
3.2	Certificate of Amendment of the Restated Certificate of Incorporation. (2)
3.3	By-Laws. (1)
31.1*	Certification of Principal Executive and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1*	Certification of Principal Executive and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Document

*	Furnished herewith

(1)	Incorporated by reference to the exhibits included with registration of securities on Form 10-SB, filed with the U.S. Securities and Exchange Commission on April 10, 1997.

(2)	Incorporated by reference to the exhibits included with quarterly report on Form 10-Q, filed with the U.S. Securities and Exchange Commission on August 14, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 24, 2015

ALPHA-EN CORPORATION

	By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Chairman, Chief Financial Officer and Treasurer (principal executive and principal financial and accounting officer)

