Form 10-Q
period 2013-06-30
alpha-En Corp
filed 2015-12-10
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of December 10, 2015, there were 27,821,030 shares of the issuer’s common stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Alpha-En Corporation

June 30, 2013 and 2012

Alpha-En Corporation

Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$563	$620

Total Current Assets	563	620

TOTAL ASSETS	$563	$620

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$110,269	$125,807

Advances from related parties	138,951	142,051

Total Current Liabilities	249,220	267,858

TOTAL LIABILITIES	249,220	267,858

STOCKHOLDERS' DEFICIT
Preferred stock: par value $0.01; 2,000,000 shares authorized; none issued or outstanding	-	-
Class B common stock: no par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock: par value $0.01; 35,000,000 shares authorized; 28,950,404 and 28,265,474 shares issued and outstanding, respectively	289,504	282,654
Additional paid-In capital	7,812,185	7,793,659
Accumulated deficit	(8,280,963)	(8,274,168)
Treasury stock	(69,383)	(69,383)

Total Stockholders' Deficit	(248,657)	(267,238)

TOTAL LIABILITIES ANDSTOCKHOLDERS' DEFICIT	$563	$620

See accompanying notes to the financial statements

Alpha-En Corporation

Consolidated Statements of Operations

	For the Six Months	For the Three Months	For the Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	June 30, 2013	June 30, 2013	June 30, 2012	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses:
Research and development	3,420	500	-	-
Compensation - officer	376	282	-	-
Professional fees	2,700	1,350	1,800	900
General and administrative expenses	299	219	4,348	189

Total Operating Expenses	6,795	2,351	6,148	1,089

Loss before income taxes	(6,795)	(2,351)	(6,148)	(1,089)

Income tax provision	-	-	-	-

Net loss	$(6,795)	$(2,351)	$(6,148)	$(1,089)

Net Loss Per Common Share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
- basic and diluted	28,893,623	28,950,404	27,821,030	27,821,030

See accompanying notes to the financial statements

Alpha-En Corporation

Consolidated Statement of Changes in Stockholders' Deficit

For the Interim Period ended June 30, 2013

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit

Balance, December 31, 2011	27,821,030	278,210	7,788,103	(8,264,735)	798,918	(69,383)	(267,805)

Shares issued for cash at $0.0225 per share on December 14, 2012	444,444	4,444	5,556				10,000

Net loss				(9,433)			(9,433)

Balance, December 31, 2012	28,265,474	282,654	7,793,659	(8,274,168)	798,918	(69,383)	(267,238)

Shares issued for cash at $0.0365 per share on January 15, 2013	684,930	6,850	18,150				25,000

Stock options granted to Vice President for future services om February 20, 2013			4,500				4,500

Stock options granted to Vice President for future services om February 20, 2013			(4,500)				(4,500)

Amortization of Vice President's services			376				376

Net loss				(6,795)			(6,795)

Balance, June 30, 2013	28,950,404	$289,504	$7,812,185	$(8,280,963)	$798,918	$(69,383)	$(248,657)

See accompanying notes to the financial statements

Alpha-En Corporation

Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2013	June 30, 2012
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,795)	$(6,148)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock options issued as compensation	376	-
Changes in operating assets and liabilities:
Prepaid Expenses	-	3,078
Accrued expenses	(15,538)	(1,866)

Net cash used by operating activities	(21,957)	(4,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments to) notes payable - related party	-	(1,385)
Proceeds from advances from related parties	3,700	6,000
Repayments of advances from related parties	(6,800)	-
Proceeds from sale of common shares	25,000	-

Net cash flows provided by (used in) financing activities	21,900	4,615

NET CHANGE IN CASH	(57)	(321)

CASH BALANCE AT BEGINNING OF PERIOD	620	376

CASH BALANCE AT END OF PERIOD	$563	$55

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements

Alpha-En Corporation

June 30, 2013 and 2012

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

Commencing in October 2010, working through a third party, the Company conducted a series of tests to determine if the process works and, based on the results, believed that the process was workable and commercially feasible.

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

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

		April 28, 1992
Avenue Pictures, Inc.	Delaware	(September 30, 1996)	100%

Wombat Productions, Inc.	Delaware	March 7, 1997	100%

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options

	For the Reporting Period Ended June 30, 2013	For the Reporting Period Ended June 30, 2012

Stock Option Shares

Stock options issued in February, 2011 to a company owned 25% by a stockholder/officer, with an exercise price of $0.11 per share expiring five (5) years from the date of issuance.	1,000,000	1,000,000

Stock options issued on February 20, 2013 to the Vice President of the Company with an exercise price of $0.10 per share expiring five (5) years from the date of issuance	250,000	-

Stock options issued on February 20, 2013 to an attorney with an exercise price of $0.10 per share expiring five (5) years from the date of issuance	150,000	-

Total contingent shares issuance arrangement, stock options	1,400,000	1,000,000

There were no incremental common shares under the treasury stock method for the reporting period ended June 30, 2013 or 2012.

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

As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2013, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Party Transactions

Advances from Significant Stockholder

From time to time, a significant stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Free Office Space

The Company has been provided office space by its Chairman at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 5 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Corporation shall have authority to issue is eighteen million (18,000,000), consisting of fifteen million (15,000,000) shares of common stock, par value one cent ($0.01) per share (the "Common Stock"), one million (1,000,000) shares of Class B common stock, par value one cent ($0.01) per share (the "Class B Common Stock"), and two million (2,000,000) shares of preferred stock, par value one cent ($0.01) per share (the "Preferred Stock").

On June 9, 2008, the Company filed a Certificate of Amendment to the Certificate of Incorporation and changed its total number of shares of all classes of stock which the Company is authorized to issue to Thirty Eight Million (38,000,000) shares, of which Two Million (2,000,000) shares shall be Preferred Stock, par value $0.01 per share, One Million (1,000,000) shares shall be Class B Common Stock, no par value, and Thirty Five Million (35,000,000) shares shall be Common Stock, par value $0.01 per share.

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

Employee Options

On February 20, 2013, the Company granted their corporate secretary an option to purchase 250,000 common shares exercisable at $0.10 per share.  The options expire on February 20, 2018 and vest 25% annually commencing on February 20, 2014, 2015, 2016 and 2017.

The Company estimated the fair value of the options to purchase 250,000 shares of the Company’s common stock issued on February 20, 2013 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life (year) (*)	4.50

Expected volatility (**)	96.85%

Expected annual rate of quarterly dividends	0.00%

Risk-free rate(s)	0.81%

*     The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

**  As an entity thinly trading on the Pink Sheets it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected four (4) comparable public companies listed on the NASDAQ Capital Market within the battery industry, which the Company engages in, to calculate the expected volatility. The Company calculated those four (4) comparable companies’ historical volatility over the expected life of the options and averaged them as its expected volatility.

The estimated fair value of the options was $4,500 at the date of issuance using the Black-Scholes Option Pricing Model.

Non-Employee Options

On February 20, 2013, the Company granted its corporate attorney an option to purchase 150,000 common shares exercisable at $0.10 per share expiring on February 20, 2018.  The option vests at 25% annually commencing on February 20, 2014 through February 20, 2017.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following reportable subsequent event(s) needed to be disclosed as follows:

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

The warrant is exercisable at $0.20 per share expiring five years from the Closing Date.

The purchase price of one million dollars ($1,000,000) was agreed to be:

$650,000 for the Company common stock,

$300,000 for the CLC common stock and

$50,000 for the warrant.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other parts of this report contain forward-looking statements, which statements involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may,” “could,” “would,” “should,” “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions. Our actual results and the timing of certain events may differ significantly from the results and timing described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed or referred to in the annual report on Form 10-K for the year ended December 31, 2012 and in subsequent period reports filed with the U.S. Securities and Exchange Commission, including this report. The following discussion and analysis of our financial condition and results of operations should be read in light of those factors and in conjunction with our accompanying financial statements, including the notes thereto.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Operations for the three months ended June 30, 2013 and 2012 consisted principally of maintaining our public company status through the payment of professional (legal and accounting) fees and general and administrative expenses.

Net loss for the three months ended June 30, 2013 was $2,351, compared to a loss of $1,089 for the three-month period ended June 30, 2012. We had limited operations during the three-month periods. In early 2013, we re-commenced our research and development effort.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Operations for the six months ended June 30, 2013 consisted principally of research and development, as well as maintaining our public company status through the payment of professional fees. During the six months ended June 30, 2012, we incurred general and administrative expenses and professional fees to continue our operations.

Net loss for the six months ended June 30, 2013 was $6,795, compared to a loss of $6,148 for the six-month period ended June 30, 2012.  We had limited operations during the 2012 six-month period, but re-commenced our research and development effort, incurring $3,420 in research and development in the 2013 six-month period.

Liquidity and Capital Resources

As of June 30, 2013, we had negative working capital of $248,657, compared to negative working capital of $267,238 at December 31, 2012.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended June 30, 2013. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during our fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There were no sales of unregistered securities during the three months ended June 30, 2013.

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

Dated: December 10, 2015

ALPHA-EN CORPORATION

	By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Chairman, Chief Financial Officer and Treasurer
(principal executive officer and principal financial and accounting officer)

