Form 10-Q
period 2013-09-30
alpha-En Corp
filed 2015-12-24
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of December __, 2015, there were 27,821,030 shares of the issuer’s common stock outstanding.

(i)

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Alpha-En Corporation

September 30, 2013 and 2012

Alpha-En Corporation
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$113	$620

Total Current Assets	113	620

TOTAL ASSETS	$113	$620

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$110,269	$125,807

Advances from related parties	139,401	142,051

Total Current Liabilities	249,670	267,858

TOTAL LIABILITIES	249,670	267,858

STOCKHOLDERS' DEFICIT
Preferred stock: par value $0.01; 2,000,000 shares authorized; none issued or outstanding	-	-
Class B common stock: no par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock: par value $0.01; 35,000,000 shares authorized; 28,950,404 and 28,265,474 shares issued and outstanding, respectively	289,504	282,654
Additional paid-In capital	7,812,467	7,793,659
Accumulated deficit	(8,282,145)	(8,274,168)
Treasury stock	(69,383)	(69,383)

Total Stockholders' Deficit	(249,557)	(267,238)

TOTAL LIABILITIES ANDSTOCKHOLDERS' DEFICIT	$113	$620

See accompanying notes to the financial statements

Alpha-En Corporation
Consolidated Statements of Operations

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	September 30, 2013	September 30, 2013	September 30, 2012	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses:
Research and development	3,420	-	-	-
Compensation - officer	658	282	-	-
Professional fees	3,600	900	3,600	1,800
General and administrative expenses	299	-	4,383	35

Total Operating Expenses	7,977	1,182	7,983	1,835

Loss before income taxes	(7,977)	(1,182)	(7,983)	(1,835)

Income tax provision	-	-	-	-

Net loss	$(7,977)	$(1,182)	$(7,983)	$(1,835)

Net Loss Per Common Share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: - basic and diluted	28,912,801	28,950,404	27,821,030	27,821,030

See accompanying notes to the financial statements

Alpha-En Corporation
Consolidated Statement of Changes in Stockholders' Deficit
For the Interim Period ended June 30, 2013
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury Stock		Total
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit

Balance, December 31, 2011	27,821,030	278,210	7,788,103	(8,264,735)	798,918	(69,383)	(267,805)

Shares issued for cash at $0.0225 per share on December 14, 2012	444,444	4,444	5,556				10,000

Net loss				(9,433)			(9,433)

Balance, December 31, 2012	28,265,474	282,654	7,793,659	(8,274,168)	798,918	(69,383)	(267,238)

Shares issued for cash at $0.0365 per share on January 15, 2013	684,930	6,850	18,150				25,000

Stock options granted to Vice President for future services om February 20, 2013			4,500				4,500

Stock options granted to Vice President for future services om February 20, 2013			(4,500)				(4,500)

Amortization of Vice President's services			658				658

Net loss				(7,977)			(7,977)

Balance, June 30, 2013	28,950,404	$289,504	$7,812,467	$(8,282,145)	$798,918	$(69,383)	$(249,557)

See accompanying notes to the financial statements

Alpha-En Corporation
Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,977)	$(7,983)
Adjustments to reconcile net loss to net cash provided by operating activities
Stock options issued as compensation	658	-
Changes in operating assets and liabilities:
Prepaid Expenses	-	3,078
Accrued expenses	(15,538)	(4,616)
Corporate income tax payable	-	-

Net cash used by operating activities	(22,857)	(9,521)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments to) notes payable - related party	-	(1,385)
Proceeds from advances from related parties	4,150	10,550
Repayments of advances from related parties	(6,800)	-
Proceeds from sale of common shares	25,000	-

Net cash flows provided by (used in) financing activities	22,350	9,165

NET CHANGE IN CASH	(507)	(356)

CASH BALANCE AT BEGINNING OF PERIOD	620	376

CASH BALANCE AT END OF PERIOD	$113	$20

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the financial statements

Alpha-En Corporation

September 30, 2013 and 2012

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

Commencing in October 2010, working through a third party, the Company conducted a series of tests to determine if the process worked and, based on the results, believed that the process was workable and commercially feasible.

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

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These consolidated financial statements should be read in conjunction with the Form 10-K that was filed by the Company on September 11, 2015.

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

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Avenue Pictures, Inc.	Delaware	April 28, 1992	100%
		(September 30, 1996)

Wombat Productions, Inc.	Delaware	March 7, 1997	100%

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options
	For the Reporting	For the Reporting
	Period Ended	Period Ended
	September 30, 2013	September 30, 2012

Stock Option Shares

Stock options issued in February, 2011 to a company owned 25% by a stockholder/officer, with an exercise price of $0.11 per share expiring five (5) years from the date of issuance.	1,000,000	1,000,000

Stock options issued on February 20, 2013 to the Vice President of the Company with an exercise price of $0.10 per share expiring five (5) years from the date of issuance	250,000	-

Stock options issued on February 20, 2013 to an attorney with an exercise price of $0.10 per share expiring five (5) years from the date of issuance	150,000	-

Total contingent shares issuance arrangement, stock options	1,400,000	1,000,000

There were no incremental common shares under the treasury stock method for the reporting period ended September 30, 2013 or 2012.

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

As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2013, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On June 9, 2008, the Company filed a Certificate of Amendment to the Certificate of Incorporation and changed its total number of shares of all classes of stock which the Company is authorized to issue to Thirty Eight Million (38,000,000) shares, of which Two Million (2,000,000) shares are Preferred Stock, par value $0.01 per share, One Million (1,000,000) shares are Class B Common Stock, no par value, and Thirty Five Million (35,000,000) shares are Common Stock, par value $0.01 per share.

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

The Company estimated the fair value of the options to purchase 250,000 shares of the Company’s common stock issued on February 20, 2013 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life (year) (*)	4.50

Expected volatility (**)	96.85

Expected annual rate of quarterly dividends	0.00

Risk-free rate(s)	0.81

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

The warrant is exercisable at $0.20 per share expiring five years from the Closing Date.

The purchase price of one million dollars ($1,000,000) was agreed to be:

•	$650,000 for the Company common stock,
•	$300,000 for the CLC common stock and
•	$50,000 for the warrant.

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

In July 2013, we filed a patent application titled "Producing Lithium," based on our proprietary room temperature, flexible and energy efficient process. This proprietary process uses low grade lithium carbonate as a feedstock, and does not require mercury or release toxic materials such as chlorine gas. This patent application is pending.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Operations for the three months ended September 30, 2013 and 2012 consisted principally of maintaining our public company status.

Net loss for the three months ended September 30, 2013 was $1,182, compared to a net loss of $1,835 for the three-month period ended September 30, 2012. We had limited operations during these periods and expenses consisted primarily of professional (legal and accounting) fees in the 2013 and 2012 periods.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Operations for the nine months ended September 30, 2013 and 2012 consisted principally of research and development (as a result of such activities in the first quarter of fiscal 2013) and maintaining our public company status.

Net loss for the nine months ended September 30, 2013 was $7,977, compared to a loss of $7,983 for the nine-month period ended September 30, 2012.  We had limited operations during these periods and expenses consisted primarily of professional (legal and accounting) fees, general and administrative expenses and research and development expenses (in the first quarter of fiscal 2013 only) for the nine months ended September 30, 2013 and 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had negative working capital of $249,557, compared to negative working capital of $267,238 at December 31, 2012.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended September 30, 2013. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer (being the same person), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2013, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during our fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There were no sales of unregistered securities during the three months ended September 30, 2013.

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

Dated: December 24, 2015

ALPHA-EN CORPORATION

	By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Chairman, Chief Financial Officer and Treasurer (principal executive officer and principal financial and accounting officer)

