Form 10-K
period 2013-12-31
alpha-En Corp
filed 2016-02-22
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,054,735, based on the closing bid price of the registrant’s common stock ($0.22 per share) on that date. All executive officers and directors of the registrant and all 10% or greater stockholders have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

As of February 18, 2016, 26,025,845 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference: None

alpha-En Corporation

2013 ANNUAL REPORT ON FORM 10-K

 iii

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

Overview

For more than the past six years, we have been focused exclusively on efforts to develop a business centered around the commercial manufacturing of pure lithium metal, a raw material for use in lightweight, high energy density batteries, in an environmentally friendly manner. Lithium is the lightest of all metals, and has the highest electrochemical potential, making lithium the clear raw material of choice for batteries. There is a substantial existing market for lithium metal in primary (non-rechargeable) batteries, and future opportunities exist for next generation batteries under development.

Commencing in October 2010, working through a third party, we conducted a series of tests to determine if the process worked and, based on the results, initially believed that the process was workable, however it did not prove to be commercially feasible and R&D efforts involving this license were abandoned.

In June 2013, we filed a new patent for a proprietary room temperature process titled “Producing Lithium” and we are currently focusing all of our business efforts on this new technology.

alpha-En’s Proposed Process

Based on results to date, including what we believe to be multiple validations of the proof of process from independent laboratories, we believe that our proprietary technology offers a number of advantages over lithium extraction techniques currently in use. Traditionally, industrial production of lithium metal involved the electrolysis of molten salts at temperatures of 400°-600° Celsius (752°-1112° Fahrenheit). Maintaining these salts at high heat levels adds meaningful production costs to the process. Mercury is also used in the process, in quantities not legal in the US.

Our proprietary technology allows for processing at room temperature of 30 degrees Celsius, without the use of mercury, and allows for the use of lithium carbonate as a primary feed stock. The advantages are:

•	lower process temperatures and electrical efficiency mean lower manufacturing costs;

•	environmental risks, containment costs and costly regulations are reduced by the absence of toxic mercury;

•	lithium carbonate can be used as the feed stock, reducing raw material and overall manufacturing costs, and eliminating the hazardous by-products typically produced when processing halide salts of lithium;

•	the process offers flexible dendrite free deposition on a myriad of different substrates in custom form factors; and

•	lithium is free of impurities and trace metals, and we believe is the material of choice for advanced batteries.

In 2012 and 2013, we devoted our resources to refining our technology to manufacture lithium metal, from the lab bench to the manufacturing floor. We believe that we have advanced the state of this technology and are taking preliminary steps in order to begin manufacturing the product. To achieve this end, however, additional funds will need to be raised, as to which there can be no assurance.

In July 2013, we filed a patent application titled "Producing Lithium," based on our proprietary room temperature, flexible and energy efficient process. This proprietary process uses low grade lithium carbonate as a feedstock, and does not require mercury or release toxic materials such as chlorine gas. This patent application is pending.

Currently, we are attempting to further implement our business plan, develop IP associated with our core technology, and broaden our patent portfolio, and generate sufficient revenue; however, our cash position may not be sufficient to support our daily operations. While we believe in the viability of our strategy to further implement our business plan and generate sufficient revenue and in our ability to raise additional funds by way of a public or private offering, there can be no assurance to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan and generate sufficient revenue and our ability to raise additional funds by way of a public or private offering.

Corporate Information and Development

alpha-En Corporation is a Delaware corporation. From 1969 to September 1996, operating as Wombat Productions, our primary focus was the production of one-hour profiles of Hollywood stars. In September 1996, we sold this business to former management and changed our name to Avenue Entertainment Group, Inc. From September 1996 to September 2005, we were an independent entertainment company that produced feature films, television films and made-for-television/cable movies.

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

On February 25, 2009, we were granted an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries and other fields, which technology was deemed not commercially viable and is no longer used by us. In exchange for the license, we had certain financial, share issuance and royalty obligations if certain sale thresholds were met. However, since such thresholds were not met, we are currently negotiating a settlement of the license. There can be no assurance that a settlement will be consummated.

The license had been recorded at its fair value of $250,000 based on management’s projected net cash flows to be realized from sales of products under the license. As of December 31, 2011, we had evaluated the fair value of the license intangible asset and determined that it is in excess of the carrying value based on the estimated net discounted cash flows anticipated from the sale of the process under the license. We recorded an impairment of $250,000 at December 31, 2011. Pursuant to the terms of the license, the additional 2,000,000 shares of our common stock, which were subject to forfeiture if there had not been at least $1,000,000 in total commercial sales of licenses products by February 25, 2012. As of February 25, 2012, commercial sales of the licensed products had not commenced.

On September 17, 2014, we formed Clean Lithium Corporation, a New York corporation, as a current majority owned subsidiary.  On October 13, 2014, we sold 150,000 shares of common stock of Clean Lithium Corporation to an unaffiliated investor for $150,000.

On July 30, 2015, we executed a Stock Purchase and Warrant Grant Agreement with an individual for the sale of 1,000,000 shares of our common stock and a warrant to purchase 1,000,000 shares of our common stock, and the sale of 300,000 shares of our subsidiary, Clean Lithium Corporation.  The warrant is exercisable at $0.20 per share expiring five years from the closing date.  The purchase price of $1,000,000 was agreed to be (i) $650,000 for our common stock, (ii) $300,000 for the Clean Lithium Corporation common stock and (iii) $50,000 for the warrant to purchase shares of our common stock.  We received the first $500,000 on September 3, 2015 and the second $500,000 on October 19, 2015.

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

Our company cut back daily operations in late 2005 and essentially ceased daily operations in May 2006. Through January 2009, we were substantially inactive. In February 2009, we entered into a Technology License Agreement for a metallic lithium battery technology, which we no longer use since the technology is not commercially viable. Accordingly, we have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of market acceptance, failure to establish business relationships and competitive disadvantages as against larger and more established companies. The report of our independent auditors with respect to our financial statements included in this report includes a “going concern” qualification, indicating that our accumulated deficit at December 31, 2013, a net loss and net cash used in operating activities for the year then ended raise substantial doubt about our ability to continue as a going concern.

We have generated no revenues over the past three years from our lithium technology, and will not generate any meaningful revenues until after we successfully commercialize our new proprietary technology to manufacture high purity lithium metal and associated products, of which no assurance can be given. As of December 31, 2013, we had a working capital deficit of $251,792 and an accumulated deficit of $8,284,662. Since December 31, 2013, we have continued to incur significant losses and anticipate that we may continue to incur significant losses in 2015, 2016 and beyond. There can be no assurance as to whether or when we will generate meaningful revenues or achieve profitable operations.

This lithium production technology has never been utilized on a large-scale basis, and there can be no assurance that this technology will perform successfully on a large-scale commercial basis or that it will be profitable for us. All of the tests conducted to date by us with respect to our new process and technology have been proven in the laboratory only, and there can be no assurance that the same or similar results could be obtained on a large-scale commercial basis. Additionally, our ability to operate our business successfully will depend on a variety of factors, many of which are outside our control, including competition, cost and availability of strategic components, changes in governmental initiatives and requirements, changes in regulatory requirements, and the costs associated with commencing pilot manufacturing at a third-party site.

We have not been able, and may continue to be unable, to timely file periodic reports with the SEC.

We did not timely file this annual report with the SEC. We also have yet to file our quarterly and annual reports relating to 2014 and 2015. If we are not able to file these periodic reports in this time period, or file any future periodic reports in the time specified by the Securities Exchange Act of 1934, stockholders and potential investors will not have current public information about us which will likely have a negative effect on our obtaining future capital. Failure to make timely filings also impairs our ability to conduct certain kinds of public offerings on short form registration statements that provide more efficient automatic forward incorporation of future SEC filings. Our inability to timely file periodic reports could materially and adversely affect our future business growth and financial condition.

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

We depend on our senior executive officers and other personnel to run our business.

We are dependent on the efforts of our senior executive officers, particularly Jerome I. Feldman, our Chairman and Chief Financial Officer, and Steven M. Fludder, our Chief Executive Officer. We do not have key-man life insurance policies on the lives of Messrs. Feldman and Fludder to compensate us for the loss of such individuals. The loss of the services of any one or more of such persons may have a material adverse effect on our company.

Our future success will depend in large part upon our ability to attract and retain skilled scientific, management, operational and marketing personnel. Other than Messrs. Feldman and Fludder, we do not currently have any employees or personnel whose responsibilities are focused primarily in these fields. We face competition for hiring such personnel from other companies. There can be no assurance that we will be successful in attracting and retaining such personnel.

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

Our directors and executive officers currently beneficially own approximately 64% of our outstanding common stock. Accordingly, through their collective ownership of our outstanding common stock, if they act together, they will be able to control the voting of our shares at all meetings of stockholders and, because the common stock does not have cumulative voting rights, will be able to determine the outcome of the election of all of our directors and determine corporate and stockholder action on other matters.

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

We maintain an executive office in Tarrytown, New York, at the offices of Jerome I. Feldman, our Chairman and Chief Financial Officer. We are not currently required to make any payments to Mr. Feldman for use of this office. We anticipate moving to a new manufacturing facility in May 2016, at which time we will be required to pay rent to a third-party lessor.

ITEM 3.	Legal Proceedings

There are no pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.	Mine Safety Disclosures

Not applicable

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Following our name change in June 2008, our trading symbol was changed to “ALPE” effective July 22, 2008. The following table sets forth the high and low closing prices for our common stock on the OTC Markets Pink marketplace for the years ended December 31, 2012 through 2015 and to date.

	Year ended December 31,
	2012		2013		2014		2015		2016
Quarter	High	Low	High	Low	High	Low	High	Low	High	Low
First (through February 18, 2016)	$0.19	$0.10	$0.10	$0.03	$0.10	$0.03	$0.28	$0.15	$1.23	$0.80
Second	0.20	0.02	0.12	0.04	0.10	0.03	0.29	0.12	-	-
Third	0.20	0.03	0.14	0.04	0.30	0.06	0.39	0.17	-	-
Fourth	0.14	0.02	0.10	0.03	0.35	0.17	1.05	0.20	-	-

Holders

The number of record holders of our common stock as of February 18, 2016, was approximately 102. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

We did not repurchase any shares of our common stock during the fourth quarter of 2013.

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

Overview

For more than the past six years, we have been focused exclusively on efforts to develop a business centered around the commercial manufacturing of pure lithium metal, a raw material for use in lightweight, high energy density batteries, in an environmentally friendly manner. Lithium is the lightest metal with the highest electrochemical potential, making it the clear choice for batteries. There is a substantial existing market for lithium metal in primary (non-rechargeable) batteries, and rechargeable batteries, including many future opportunities which exist for next -generation batteries under development.

Commencing in October 2010, working through a third party, we conducted a series of tests to determine if the process worked and, based on the results, and initially believed that the process was workable and commercially feasible, however it do not prove to be commercially viable and is no longer used by us.

alpha-En’s Proposed Process

Based on results to date, including what we believe have multiple validations of the proof of process, including numerous characterizations of the material, we believe that our proprietary technology offers a number of advantages over lithium extraction techniques currently in use. Traditionally, industrial production of lithium metal involved the electrolysis of molten salts at temperatures of 400°-600° Celsius (752°-1112° Fahrenheit) and is produced mainly in china and Russia. Maintaining these salts at high heat levels adds meaningful production costs to the process.

Our technology allows for separation temperatures at room temperature 30° degrees Celsius, without the use of mercury, and allows for the use of lithium carbonate as a primary feed stock. The advantages are:

•	less capital intensive;

•	lower process temperatures mean lower manufacturing costs, and higher electrical efficiency;

•	environmental risk is reduced by the absence of mercury and other toxins; cost reduced by lack of toxins and containment and disposal costs;

•	lithium carbonate can be used as the feed stock, reducing raw material and overall manufacturing costs, and eliminating the hazardous by-products typically produced when processing halide salts of lithium;

•	the process offers flexible dendrite free deposition on a myriad of different substrates in custom form factors; and

•	lithium is free of impurities and trace metals, and we believe is the material of choice for advanced batteries.

In 2012 and 2013, we devoted our resources to refining our technology to manufacture lithium metal, from the lab bench to the manufacturing floor. We believe that we have advanced the state of this technology and are taking preliminary steps in order to begin manufacturing the product. To achieve this end, however, additional funds will need to be raised, as to which there can be no assurance.

In July 2013, we filed a patent application titled "Producing Lithium," based on our proprietary room temperature, flexible and energy efficient process. This proprietary process uses low grade, readily available inexpensive lithium carbonate as a feedstock, and does not require mercury or release toxic materials such as chlorine gas. This patent application is pending.

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

Results of Operations

Year ended December 31, 2013 Compared to Year Ended December 31, 2012

During the year ended December 31, 2013, our operations began to include activities related to developing our technology, in addition to maintaining our public company status. Operations for the year ended December 31, 2012 consisted almost exclusively of maintaining our public commons status.

Net loss for the year ended December 31, 2013 was $10,494, compared to a net loss of $9,433 for the year ended December 31, 2012. We had limited operations during 2012 and 2013 and operating expenses consisted of professional fees (56%), research and development (33%), compensation - officer (9%) and general and administration expenses (3%) in 2013, and professional fees (52%) and general and administrative expenses (48%) in 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had negative working capital of $251,792, compared to negative working capital of $267,238 at December 31, 2012.

From time to time, Jerome I. Feldman, our Chairman and Chief Financial Officer, advanced funds to us for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.  On May 8, 2014, we issued 869,565 shares of our common stock in lieu of payment of $50,000 of our related party advances from Mr. Feldman.

On September 17, 2014, we formed Clean Lithium Corporation, a New York corporation, as a majority-owned subsidiary with a nominal share capital of $100,000.  On October 13, 2014, we sold 150,000 shares of common stock of Clean Lithium Corporation to an unaffiliated investor for $150,000.

On July 30, 2015, we executed a Stock Purchase and Warrant Grant Agreement with an individual for the sale of 1,000,000 shares of our common stock and a warrant to purchase 1,000,000 shares of our common stock, and the sale of 300,000 shares of our subsidiary, Clean Lithium Corporation.  The warrant is exercisable at $0.20 per share expiring five years after the closing date.  The purchase price of $1,000,000 was agreed to be (i) $650,000 for our common stock, (ii) $300,000 for the Clean Lithium Corporation common stock, and (iii) $50,000 for the warrant to purchase our common stock.  We received the first $500,000 on September 3, 2015 and the second $500,000 on October 19, 2015.

We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans from officers, directors and major shareholders, until we begin to raise capital from non-officers or non-directors or generate cash flows from operations.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2013 and 2012. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Intangible Assets. Intangible assets, consisting of a license for an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries and other fields, have been recorded at fair value and, as they have an indefinite life, will not be amortized. The carrying value of the intangible assets will be evaluated by us for impairment at least annually or upon the occurrence of an event which may indicated that the carrying amount may be greater than its fair value. If impaired, then we will write down such impairment. In addition, the useful life of the intangible assets will be evaluated by us at least annually or upon the occurrence of an event which may indicate that the useful life may be definitive and we will commence amortization over such useful life.

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

New Accounting Pronouncements. We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements. For more information, please see Note 2, “Summary of Significant Accounting Policies - New Accounting Pronouncements” in the Notes to Consolidated Financial Statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 8.	Financial Statements and Supplementary Data

Our audited financial statements for the years ended December 31, 2013 and 2012 are included as a separate section of this report beginning on page F-1.

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

Our management, including our Principal Executive Officer and Chief Financial Officer (being the same person), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2013 were not effective, due to the material weaknesses discussed below, to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

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

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission COSO). Based on our assessment and the criteria set forth by COSO, our management believes that we did not maintain effective internal control over financial reporting as of December 31, 2013 due to the material weaknesses discussed below.

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

ITEM 9B.	Other Information

None

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table shows the positions held by our board of directors and executive officers, and their ages, as of February 18, 2016:

Name	Age	Position
Jerome I. Feldman	84	Chairman of the Board, Chief Financial Officer and Treasurer
Steven M. Fludder	55	Chief Executive Officer
George McKeegan	64	Vice President, Secretary, General Counsel and Director
Steven M. Payne	58	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Jerome I. Feldman became our Chairman of the Board in December 2008 (he previously was the Vice Chairman) and our Chief Executive Officer in March 2011, and has been a member of our board of directors and our Chief Financial Officer and Treasurer since September 2006. In October 2015, he resigned as our Chief Executive Officer. Mr. Feldman founded GP Strategies Corp., which provides training, engineering and consulting services to the automotive, steel, energy and government industries, in 1959 and served as its Chief Executive Officer from 1959 until April 2005, Chairman of the Board from 1999 until April 2005, and President from 1959 until 2001. He has been Chairman of the Board of Five Star Products, Inc., a paint and hardware distributor, from 1994 until June 2007, a director of GSE Systems, Inc., a leading global provider of real-time simulation and training solution to the power, process, manufacturing and government sectors, from 1994 until August 2015, Chairman of the Board of GSE Systems from 1997 until August 2015, and Chairman of the Board and Chief Executive Officer of National Patent Development Corp., which was devoted to searching out new inventions and assisting major corporations in licensing their technologies, from 2004 until June 2007. He was a director of Valera Pharmaceuticals, a specialty pharmaceutical company, from January 2005 until April 2007. Mr. Feldman was also Chairman of the New England Colleges Fund and a Trustee of Northern Westchester Hospital Foundation.. He has a B.A. degree from Indiana University and an LL.B degree from New York University.

As the Chairman, Chief Executive Officer and Chief Financial Officer, Mr. Feldman leads the board and guides our company. Mr. Feldman brings extensive industry knowledge to our company and a deep background in technology growth companies.

Steven M. Fludder became our Chief Executive Officer on October 20, 2015. He has been involved as a global executive in energy and manufacturing enterprises for more than three decades. He joined General Electric Company (GE) in 1983 as a design engineer in GE’s Aircraft Engines business where he held a series of increasingly responsible leadership positions including leading new aircraft engine model product development.  In 1993, he joined GE’s Marine & Industrial business where he relocated to Hong Kong and grew this business unit across the Asia Pacific region.  In 1998, he transferred to GE Energy Services and led the growth of GE’s power plant aftermarket service business in North Asia which included Japan, South Korea, China, Hong Kong and Taiwan.  In 1999, he became head of GE Energy Services for the Northeast region of the United States and, in 2002, he relocated back to Asia and started up GE’s Wind Energy business in the Asia region.  In 2003, he was appointed President and CEO of GE Energy China, based in Beijing, and led the growth of GE’s Power and Oil & Gas business units in China to more than $1 billion in annual revenue. In 2006, he was elected a corporate officer by GE’s Board of Directors and appointed Vice President of Global Sales for GE Water & Process Technologies, a division of GE providing worldwide solutions to the water and wastewater industry where he led a team of over 3,000 professionals located around the globe generating over $2 billion in annual revenue. In 2008, he became the corporation’s executive in charge of ecomagination, which is GE’s environmental business strategy involving investments in R&D and technology, as well as venture-backed companies, to create products and solutions that improve environmental impact and reduce operating expenditures for customers in the power, oil & gas, water, aviation, transportation and consumer appliance industries. In 2010, Mr. Fludder joined Samsung Engineering Company Limited, based in Korea, where he served as Chief Sales and Marketing Officer for the company’s Engineering, Procurement and Construction business building power plants, petrochemical plants, water treatment plants and electronics manufacturing plants around the world. He also served at Samsung Techwin, based in Korea, as President of the Power Systems division which manufactures advanced technology aircraft engines, industrial compressors and related equipment for aviation and energy customers. From 2014 until 2015, Mr. Fludder was Chief Executive of AECOM Technology Corporation’s Energy and Water business lines which provide engineering and project management services to utility customers around the world. Mr. Fludder holds a Bachelor of Science degree from Providence College, a Bachelor of Science degree in Mechanical Engineering from Columbia University and a Master of Science degree in Mechanical Engineering from the Massachusetts Institute of Technology.

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

Code of Ethics

In December 2007, we adopted a Code of Ethics and Business Conduct that applies to all of our executive officers, directors and employees. The Code of Ethics and Business Conduct codifies the business and ethical principles that govern all aspects of our business. Our Code of Ethics and Business Conduct is available without charge to any stockholder who makes a written request for a copy. On March 10, 2015, our Code of Ethics and Business Conduct was updated and is on our website: www.alpha-encorp.com.

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

We believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2013, except with respect to certain option grants.

ITEM 11.	Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year and prior fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer, Chief Financial Officer and two other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2013:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation (4)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jerome I. Feldman	2013	—	—	—	—	—	—	—	—
Chairman, Chief Financial Officer and Treasurer	2012	—	—	—	—	—	—	—	—

Steven M. Fludder (1)	2013	—	—	—	—	—	—	—	—
Chief Financial Officer	2012	—	—	—	—	—	—	—	—

George McKeegan	2013	—	—	4,500	—	—	—	—	4,500
Vice President, Secretary and General Counsel	2012	—	—	—	—	—	—	—	—

Steven M. Payne	2013	—	—	—	—	—	—	—	—
Former President	2012	—	—	—	—	—	—	—	—

(1)	Mr. Fludder joined our company on October 20, 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes equity awards outstanding at December 31, 2013, for each of the executive officers named in the Summary Compensation Table above:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jerome I. Feldman	—	—	—	—	—	—	—	—	—
Chairman, Chief Financial Officer and Treasurer

Steven M. Fludder	—	—	—	—	—	—	—	—	—
Chief Executive Officer

George McKeegan	0	250,000	—	$0.10	2/20/18	250,000	20,000	—	—
Vice President, Secretary and General Counsel

Steven M. Payne	—	—	—	—	—	—	—	—	—
Former President

Employment Agreements

As of December 31, 2013, and through the date of this report, we have no employment agreements in place with any person other than Steven M. Fludder.

Pursuant to a term sheet, Steven M. Fludder agreed to serve as our Chief Executive Officer for a period of three years from October 20, 2015. We agreed to grant to Mr. Fludder 350,000 shares of our common stock on October 20, 2015 and an additional 650,000 shares of common stock on March 20, 2016, which shares will be subject to various vesting restrictions, as well as stock options to purchase 250,000 shares of common stock vesting in installments after each of the next three years. Mr. Fludder has agreed to maintain the confidentiality of our technology and intellectual property. We and Mr. Fludder are finalizing an employment agreement, which will be described in further detail in future SEC filings.

Director Compensation

Directors currently receive no compensation for serving on our board of directors, other than reimbursement of reasonable expenses for attendance at board meetings.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(e)	(f)	(g)	(h)	(i)	(j)
Jerome I. Feldman	—	—	—	—	—	—	—

George McKeegan	—	—	—	—	—	—	—

Steven M. Payne	—	—	—	—	—	—	—

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock, as of February18, 2016, by:

•	all of our directors and executive officers, individually,

•	all of our directors and executive officers, as a group, and

•	all persons who beneficially owned more than 5% of our outstanding common stock.

The beneficial ownership of each person was calculated based on 26,025,845 shares of our common stock outstanding as of February 18, 2016, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of February 18, 2016, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o alpha-En Corporation, 120 White Plains Road, Suite 425, Tarrytown, New York 10591.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Position	Shares of Common Stock Beneficially Owned		Percent of Common Stock Beneficially Owned

5% Stockholder:

Michael D. Feldman	Former Chairman and Chief Executive Officer	3,765,000		14.5%

Directors and Executive Officers:

Jerome I. Feldman	Chairman of the Board, Chief Financial Officer and Treasurer	10,268,239		39.5%

Steve M. Fludder	Chief Executive Officer	1,000,000	(1)	3.8%

George McKeegan	Vice President, Secretary, General Counsel and Director	937,500	(2)	3.6%

Steven M. Payne	Director	4,667,900		17.9%

All directors and executive officers as a group (4 persons)		16,873,639		64.4%

* Less than 1% of outstanding shares.

(1)	Of these shares, 650,000 shares are subject to forfeiture in the event that Mr. Fludder is no longer employed by us on March 20, 2016, based on this own decision to resign prior to such date.

(2)	Includes currently exercisable stock options to purchase 187,500 shares of our common stock.

Change in Control

There are no arrangements currently in effect which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013, with respect to shares of common stock that may be issued upon exercise of outstanding stock options. We currently have no equity incentive compensation plan in place.

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	2,820,000	$0.19	—
Total	2,820,000	$0.19	—

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

From time to time, Jerome I. Feldman, our Chairman and Chief Financial Officer, advanced funds to us for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

As of December 31, 2013, advances from related parties was $140,701 payable on demand. As of December 31, 2012, advances from related parties was $142,051.

On May 8, 2014, we issued 869,565 shares of common stock to Mr. Feldman in lieu of payment of $50,000 of the related party advances from Mr. Feldman.

We have been provided office space by Mr. Feldman at no cost to date. We determined that such cost is nominal and did not recognize the rent expense in our financial statements.

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

On March 10, 2015, our board of directors, acting in the capacity of an audit committee, engaged Li and Company, PC as our new independent registered public accounting firm. Li and Company, PC served as our independent auditors for the years ended December 31, 2012 and 2013.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and reviews of the financial statements included in Forms 10-Q. For the year ended December 31, 2013, $7,150 in audit fees were billed by Li and Company, PC and, for the year ended December 31, 2012, $3,750 in audit fees were billed by Li and Company, PC related to the audit and reviews of our financial statements.

Audit-related Fees

Audit-related fees are fees billed for professional services other than the audit of our financial statements. For the years ended December 31, 2013 and 2012, no audit-related fees were billed by Li and Company, PC.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the years ended December 31, 2013 and 2012, no tax fees were billed by Li and Company, PC.

All Other Fees

No other fees were billed by our independent auditors in 2013 and 2012.

Audit Committee

We have not established an audit committee. Our board of directors approved the services rendered and fees charged by our independent auditors. Our board of directors has reviewed and discussed our audited financial statements for the year ended December 31, 2013, with our management. In addition, our board of directors has discussed with Li and Company, PC, our independent registered public accountants, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee). Our board of directors also has received the written disclosures and the letter from as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and our board of directors has discussed the independence of Li and Company, PC with that firm.

Based on our board of directors’ review of the matters noted above and its discussions with our independent auditors and our management, our board of directors approved that the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2013.

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

ITEM 15.	Exhibits and Financial Statement Schedules

(a) Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation. (2)

3.3	By-Laws. (1)

21.1*	Subsidiaries of alpha-En Corporation.

31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

* Filed herewith.

(1)	Incorporated by reference to the exhibits included with registration of securities on Form 10-SB, filed with the U.S. Securities and Exchange Commission on April 10, 1997.

(2)	Incorporated by reference to the exhibits included with quarterly report on Form 10-Q, filed with the U.S. Securities and Exchange Commission on August 14, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 19, 2016	ALPHA-EN CORPORATION

	By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Chairman, Chief Financial Officer and Treasurer
(principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerome I. Feldman	Chairman, Chief Financial	February 19, 2016
Jerome I. Feldman	Officer and Treasurer
(principal executive, financial and accounting officer)

/s/ George McKeegan	Vice President, Secretary, General Counsel	February 19, 2016
George McKeegan	and Director

/s/ Steven M. Payne	Director	February 19, 2016
Steven M. Payne

Alpha-En Corporation

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Alpha-En Corporation

We have audited the accompanying consolidated balance sheets of Alpha-En Corporation (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2013, a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li and Company, PC

Li and Company, PC

Skillman, New Jersey

February 19, 2016

Alpha-En Corporation

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash	$513	$620

Total Current Assets	513	620

TOTAL ASSETS	$513	$620

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses	$111,604	$125,807
Advances from related parties	140,701	142,051

Total Current Liabilities	252,305	267,858

TOTAL LIABILITIES	252,305	267,858

STOCKHOLDERS' DEFICIT
Preferred stock par value $0.01: 2,000,000 shares authorized; none issued or outstanding	-	-
Class B common stock no par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.01: 35,000,000 shares authorized; 28,950,404 and 28,265,474 shares issued and outstanding, respectively	289,504	282,654
Additional paid-In capital	7,812,749	7,793,659
Accumulated deficit	(8,284,662)	(8,274,168)
Treasury stock at cost: 798,918 shares	(69,383)	(69,383)

Total Stockholders' Deficit	(251,792)	(267,238)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$513	$620

See accompanying notes to the consolidated financial statements

Alpha-En Corporation

Consolidated Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31, 2013	December 31, 2012

Revenue	$-	$-

Operating Expenses
Professional fees	5,835	4,950
Research and development	3,420	-
Compensation - officer	940	-
General and administrative expenses	299	4,483

Total Operating Expenses	10,494	9,433

Loss before income tax peovision	(10,494)	(9,433)

Income tax provision	-	-

Net loss	$(10,494)	$(9,433)

Earnings Per Share - basic and diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: - basic and diluted	28,922,253	27,841,652

See accompanying notes to the consolidated financial statements

Alpha-En Corporation

Consolidated Statement of Changes in Stockholders' Deficit

For the Year ended December 31, 2013 and 2012

							Total
	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit

Balance, December 31, 2011	27,821,030	$278,210	$7,788,103	$(8,264,735)	798,918	$(69,383)	$(267,805)

Shares issued for cash at $0.0225 per share on December 14, 2012	444,444	4,444	5,556				10,000

Net loss				(9,433)			(9,433)

Balance, December 31, 2012	28,265,474	282,654	7,793,659	(8,274,168)	798,918	(69,383)	(267,238)

Shares issued for cash at $0.0365 per share on January 15, 2013	684,930	6,850	18,150				25,000

Stock options granted to Vice President for future services om February 20, 2013			4,500				4,500

Stock options granted to Vice President for future services om February 20, 2013			(4,500)				(4,500)

Amortization of Vice President's services			940				940

Net loss				(10,494)			(10,494)

Balance, December 31, 2013	28,950,404	$289,504	$7,812,749	$(8,284,662)	798,918	$(69,383)	$(251,792)

See accompanying notes to the consolidated financial statements

Alpha-En Corporation

Consolidated Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31, 2013	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(10,494)	(9,433)
Adjustments to reconcile net loss to net cash used in operating activities
Stock options issued as compensation	940	-
Changes in operating assets and liabilities:
Prepaid expenses	-	3,078
Accrued expenses	(14,203)	(14,066)

Net cash used in operating activities	(23,757)	(20,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayments to) notes payable - related party	-	(1,385)
Advances from related parties	5,450	13,550
Repayments of advances to related parties	(6,800)	(1,500)
Proceeds from sale of common shares	25,000	10,000

Net cash flows provided by financing activities	23,650	20,665

NET CHANGE IN CASH	(107)	244

CASH AT BEGINNING OF PERIOD	620	376

CASH AT END OF PERIOD	513	620

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	-	$-
Income tax paid	-	$-

See accompanying notes to the consolidated financial statements

Alpha-En Corporation

December 31, 2013 and 2012

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

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company and members of their immediate families; e. management of the Company and members of their immediate families; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Pursuant to ASC Paragraphs 850-10-50-1 and 50-5 financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

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

Pursuant to ASC Section 718-10-20, an employee is an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Internal Revenue Service (“IRS”) Revenue Ruling 87-41. A non-employee director does not satisfy this definition of employee. Nevertheless, non-employee directors acting in their role as members of a board of directors are treated as employees if those directors were elected by the employer’s shareholders or appointed to a board position that will be filled by shareholder election when the existing term expires. However, that requirement applies only to awards granted to non-employee directors for their services as directors. Awards granted to non-employee directors for other services shall be accounted for as awards to non-employees.

Pursuant to ASC Paragraphs 718-10-30-2 and 718-10-30-3, a share-based payment transaction with employees shall be measured based on the fair value of the equity instruments issued and an entity shall account for the compensation cost from share-based payment transactions with employees in accordance with the fair value-based method, i.e., the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or the fair value of the liabilities incurred/settled.

Pursuant to ASC Paragraphs 718-10-30-6 and 718-10-30-9, the measurement objective for equity instruments awarded to employees is to estimate the fair value at the grant date of the equity instruments that the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments (for example, to exercise share options). That estimate is based on the share price and other pertinent factors, such as expected volatility, at the grant date. As such, the fair value of an equity share option or similar instrument shall be estimated using a valuation technique such as an option pricing model. For this purpose, a similar instrument is one whose fair value differs from its intrinsic value, that is, an instrument that has time value.

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

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25, a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC Paragraphs 718-10-30-11 and 718-10-30-17, a restriction that stems from the forfeitability of instruments to which employees have not yet earned the right, such as the inability either to exercise a non-vested equity share option or to sell non-vested shares, is not reflected in estimating the fair value of the related instruments at the grant date. Instead, those restrictions are taken into account by recognizing compensation cost only for awards for which employees render the requisite service and a non-vested equity share or non-vested equity share unit awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date.

Pursuant to ASC Paragraphs 718-10-35-2 and 718-10-35-3, the compensation cost for an award of share-based employee compensation classified as equity shall be recognized over the requisite service period, with a corresponding credit to equity (generally, paid-in capital). The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. The total amount of compensation cost recognized at the end of the requisite service period for an award of share-based compensation shall be based on the number of instruments for which the requisite service has been rendered (that is, for which the requisite service period has been completed). An entity shall base initial accruals of compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. That estimate shall be revised if subsequent information indicates that the actual number of instruments is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments for which the requisite service is expected to be or has been rendered shall be recognized in compensation cost in the period of the change. Previously recognized compensation cost shall not be reversed if an employee share option (or share unit) for which the requisite service has been rendered expires unexercised (or unconverted).

Under the requirement of ASC Paragraph 718-10-35-8, the Company made a policy decision to recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC paragraphs 505-50-25-6 and 505-50-25-7, a grantor shall recognize the goods acquired or services received in a share-based payment transaction when it obtains the goods or as services are received. A grantor may need to recognize an asset before it actually receives goods or services if it first exchanges share-based payment for an enforceable right to receive those goods or services. Nevertheless, the goods or services themselves are not recognized before they are received. If fully vested, nonforfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, nonforfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services.

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

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11, share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty's performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21, if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification, the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25, a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28, a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

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

Earnings per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23, Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation. Pursuant to ASC Paragraphs 260-10-45-40 through 45-42 convertible securities shall be reflected in diluted EPS by application of the if converted method. The convertible preferred stock or convertible debt shall be assumed to have been converted at the beginning of the period (or at time of issuance, if later). In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive.

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Contingent shares issuance arrangement, stock options
	For the Reporting Period Ended December 31, 2013	For the Reporting Period Ended December 31, 2012

Stock Option Shares

Stock options issued in February 2011 to a company owned 25% by a stockholder/officer, with an exercise price of $0.11 per share expiring five (5) years from the date of issuance.	1,000,000	1,000,000

Stock options issued on February 20, 2013 to the Vice President of the Company with an exercise price of $0.10 per share expiring five (5) years from the date of issuance	250,000	-

Stock options issued on February 20, 2013 to an attorney with an exercise price of $0.10 per share expiring five (5) years from the date of issuance	150,000	-

Total contingent shares issuance arrangement, stock options	1,400,000	1,000,000

There were no incremental common shares under the treasury stock method for the reporting period ended December 31, 2013 or 2012.

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

As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2013, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On June 9, 2008, the Company filed a Certificate of Amendment to the Certificate of Incorporation and changed its total number of shares of all classes of stock which the Company is authorized to issue is Thirty Eight Million (38,000,000) shares, of which Two Million (2,000,000) shares are Preferred Stock, par value $0.01 per share, One Million (1,000,000) shares are Class B Common Stock, no par value, and Thirty Five Million (35,000,000) shares are Common Stock, par value $0.01 per share.

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

Employee Options

On February 20, 2013, the Company granted its corporate secretary an option to purchase 250,000 common shares exercisable at $0.10 per share.  The options expire on February 20, 2018 and vest 25% annually commencing on February 20, 2014, 2015, 2016 and 2017.

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

The estimated fair value of the options was $4,500 at the date of issuance using the Black-Scholes Option Pricing Model. The Company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. The Company recognized approximately $940 of compensation cost for the reporting period ended December 31, 2013.

Non-Employee Options

On February 20, 2013, the Company granted its corporate attorney an option to purchase 150,000 common shares exercisable at $0.10 per share expiring on February 20, 2018.  The option vests at 25% annually commencing on February 20, 2014 through February 20, 2017.

The Company accrued $435 of legal fees in connection with this option for the reporting period ended December 31, 2013.

Note 6 – Income Tax Provision

Deferred Tax Assets

At December 31, 2013, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of approximately $1,558,843 that may be used to offset future taxable income through the fiscal year ending December 31, 2033. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax asset of approximately $530,007 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased by approximately $3,199 and $3,207 for the year ended December 31, 2013 and 2012, respectively.

Components of deferred tax assets are as follows:

	December 31, 2013	December 31, 2012
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$1,558,843	$1,549,433
Less valuation allowance	(1,558,843)	(1,549,433)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following reportable subsequent event(s) needed to be disclosed as followed:

Commitments

On October 20, 2015, Steven M. Fludder was appointed to be the Company’s Chief Executive Officer. Jerome I. Feldman, the Company’s continuing Chairman of the Board, resigned such position in order to bring in Mr. Fludder.

Pursuant to a term sheet, Mr. Fludder has agreed to serve as the Company’s Chief Executive Officer for a period of three years at a salary of $5,000 per month until the Company has raised $5 million at which time it will increase to $10,000 a month. The Company has agreed to grant to Mr. Fludder 350,000 shares of the Company’s common stock currently and an additional 650,000 shares of common stock in January, 2016, which shares will be subject to various vesting and other restrictions, as well as stock options to purchase 250,000 shares of common stock vesting in installments after each of the next three years.

Share issuances

On May 8, 2014, the Company issued 869,565 shares of its common stock in lieu of payment of $50,000 of the loan payable – stockholder/officer.

Formation of Majority-Owned Subsidiary

On September 17, 2014, the Company formed Clean Lithium Corporation under the laws of the State of New York as a wholly owned subsidiary with a nominal share capital of $100,000.

On October 13, 2014, the Company sold 150,000 shares in the Capital of Clean Lithium Corporation to an unaffiliated investor (the “Investor”) for $150,000.

Stock Option Shares

Stock options issued on September 25, 2014 to an employee with an exercise price of $0.20 per share expiring four (4) years from the date of issuance	100,000

Stock options issued on September 25, 2014 to a consultant with an exercise price of $0.20 per share expiring six (6) years from the date of issuance	420,000

Stock options issued on September 25, 2014 to a scientific advisory board member of the Company with an exercise price of $0.20 per share expiring five (5) years from the date of issuance	250,000

Stock options issued on October 13, 2014 to an investor with an exercise price of $0.20 per share expiring five (5) years from the date of issuance	150,000

Stock options issued on February 8, 2015 to a consultant for research and development work with an exercise price of $0.20 per share expiring five (5) years from the date of issuance	1,000,000

Stock options issued on July 28, 2015 to a consultant for research and development work with an exercise price of $0.20 per share expiring four (4) years from the date of issuance	500,000