Form 10-K
period 2015-12-31
alpha-En Corp
filed 2016-10-20
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2014 and December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $25.3 million, based on the closing bid price of the registrant’s common stock ($3.08 per share) on that date.

As of October 11, 2016, 30,094,186 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference: None.

ii

EXPLANATORY NOTE

Throughout this annual report on Form 10-K, the terms “we,” “us,” “our,” “alpha-En,” and “Company,” refer to alpha-En Corporation and our subsidiaries, Avenue Pictures, Inc., Wombat Productions, Inc. and Clean Lithium Corporation., unless the context indicates otherwise.

This report on Form 10-K is a comprehensive filing for the fiscal years ended December 31, 2015 and 2014. We are filing this report in order to become current in our filing obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and additional filings subsequent to this Comprehensive Form 10-K will be required before we become current with such obligations. This is our first periodic filing since we filed our Annual Report for the fiscal year ended December 31, 2013. We refer to this report herein as the Comprehensive Form 10-K.

Readers should be aware that several aspects of this report differ from other annual reports. First, this report is for each of the fiscal years ended December 31, 2015 and 2014, in lieu of filing separate reports for each of those fiscal years. Second, because of the amount of time that has passed since our last periodic report was filed with the Securities and Exchange Commission, or the SEC, the information relating to our business and related matters is focused on our more recent periods.

We are a technology company in the developmental stage and we were unable to file the above referenced periodic reports primarily due to our inability to generate net income from operations and our limited working capital. As a result, the Company was unable (i) to maintain an adequate financial staff, and (ii) to retain the necessary advisors to prepare and complete the financial reports required by the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations of the SEC.

Due to these constraints, we were unable to prepare and file the required reports with the SEC under the Exchange Act. This Comprehensive Form 10-K should be read together and in connection with the other reports filed by us with the SEC for a comprehensive description of our current financial condition and operating results. In the interest of complete and accurate disclosure, we have included current information in this Comprehensive Form 10-K for all material events and developments that have taken place through the date of the filing of this Comprehensive Form 10-K.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “should,” “will” and similar expressions that concern our prospects, objectives, strategies, plans or intentions. All statements made relating to our operating and growth strategies, product development, energy cost savings, customer relationships, sales strategies and future growth prospects are forward-looking statements.

These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. It is very difficult to predict the impact of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this report and in our other filings with the SEC.

All subsequent written or oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update our revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

iii

PART I

ITEM 1.	Business

Overview

alpha-En Corporation was incorporated under the laws of the state of Delaware on March 7, 1997 under the name Avenue Entertainment Group, Inc. On June 9, 2008, we changed the name of the Company to alpha-En Corporation, and effective July 22, 2008, our trading symbol was changed to “ALPE.”

From 1997 to September 2005, we were an independent entertainment company that produced feature films, television films and made-for-television/cable movies. We cut back daily operations in late 2005 and essentially ceased daily operations from May 2006 through June 2008. Since 2008, the focus of our business has been developing new technologies for manufacturing highly pure lithium metal, a raw material for use in lightweight, high energy density batteries, in an environmentally friendly manner for commercial purposes. In 2013, we invented a new process for the production of highly pure lithium metal and associated products at room temperature. We subsequently broadened our focus to develop products and processes derived from our new core proprietary technology, including battery components and compounds of lithium.

Lithium is the lightest of all metals and has the highest electrochemical potential, making lithium the raw material of choice for batteries. There is a substantial existing market for lithium metal in primary non-rechargeable batteries and an emerging market for rechargeable lithium metal batteries, including next-generation batteries under development.

In September 2014, we formed Clean Lithium Corporation under the laws of New York State as a majority owned subsidiary. We formed Clean Lithium Corporation to further develop and commercialize our technology and we owned approximately 91.7% of its capital stock as of December 31, 2015. Clean Lithium Corporation holds our core intellectual property, including several patent applications and licenses discussed further in the “Our Technology” section below. In 2016 we dissolved our two inactive subsidiaries, Avenue Pictures, Inc. and Wombat Productions, Inc.

As described above under the heading “Explanatory Note,” this Comprehensive Form 10-K is being filed by us in order to become current in our filing obligations under the Exchange Act, and additional filings subsequent to this Comprehensive Form 10-K will be required before we become current with such obligations. As a result, this report is for each of the fiscal years ended December 31, 2015 and 2014, in lieu of separate reports for each of those fiscal years. Additionally, because of the amount of time that has passed since our last periodic report was filed with the SEC, the information included herein relating to our business and related matters is focused on our more recent periods.

Our Technology

Based on results to date, including what we believe to be multiple analyses of the process from outside laboratories, we believe that our proprietary technology offers a number of advantages over lithium production methods currently in use. We also believe based on results to date that the resulting products have a number of advantages over other lithium products produced via the traditional ingot method. Traditionally, industrial production of lithium metal involved the electrolysis of molten salts at temperatures at and above 400° Celsius (752° Fahrenheit). Maintaining these salts at high heat levels adds meaningful production costs to the process, including the production of chlorine gas as a byproduct. We intend to continue developing the intellectual property associated with our core technology; broaden our patent portfolio and scale up our production of various products.

Our proprietary technology allows for processing lithium at room temperature of 30° Celsius and allows for the use of lithium carbonate as a primary feed stock. We believe the advantages of our process and products include:

•	lower process temperatures and high electrical efficiency, leading to lower manufacturing costs;

•	reduced environmental risks, containment costs and regulatory concerns resulting in the elimination chlorine gas from the production process;

•	feedstock flexibility through the use of various grades of lithium carbonate as the feed stock, and reduced non-core hazardous by-products typically produced when processing halide salts of lithium;

•	electrolytic deposition of highly pure lithium on a myriad of different substrates in custom form factors with custom protective conductive coatings;

•	reduced presence of trace metals or undesired substances in the final products.

Starting in 2012, we devoted our resources internally to developing a technology to manufacture lithium metal, from the lab bench to the manufacturing floor. We are still in the development stages, but we believe this process and resulting products may be commercially viable and we are taking preliminary steps toward scaling-up our manufacturing design while we continue to optimize development efforts.

Through our subsidiary, Clean Lithium Corporation, we have filed a number of patent applications based on our proprietary room temperature, flexible and energy efficient process. This proprietary process uses lithium carbonate as a feedstock and does not produce chlorine gas as a by-product. These patent applications held by Clean Lithium Corporation include:

•	U.S. Patent Application No. 14/328,613, Filed July 10, 2014 – Producing Lithium
•	PCT Application No. PCT/US2015/039768, Filed July 9, 2015 – Producing Lithium
•	U.S. Provisional Patent Application No. 62/262,438, Filed December 3, 2015 – Method for Producing a Lithium Film
•	PCT Application No. PCT/US2016/033445, Filed May 20, 2016 – High Purity Lithium and Associated Products and Processes
•	U.S. Patent Application No. 15/160,013, Filed May 20, 2016- High Purity Lithium and Associated Produces and Processes

The provisional patent application, Method for Producing a Lithium Film, includes certain intellectual property that has been jointly developed in partnership with the City University of New York and has been exclusively licensed to alpha-En.

Clean Lithium Corporation’s patent applications encompass a broad portfolio of products and processes derived from our core lithium production technology, ranging from processes to produce compounds of lithium, battery components and battery technology using our high purity lithium metal products.

We have entered into research agreements with a number academic research institutions as part of our process for developing and validating our core technology. The institutions include Argonne National Laboratory, the City University of New York, and Princeton University. Argonne National Laboratory is contracted with us to conduct optimization of our process, development work relating to the scale-up of our technology, characterization of our new materials and electrochemical (battery) testing of our high purity lithium anodes. The City University of New York assists us in producing samples and characterizing the resulting materials, and in testing new process equipment and products developed by our in-house research and development team. Princeton University assists us with research and development relating to the use of our lithium anode in batteries.

Prior to 2012 we also pursued a strategy of in-licensing. On February 25, 2009, we were granted an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries and other fields. Commencing in October 2010, working through a third party, we conducted a series of tests to determine if the process worked and, based on the results, initially believed that the process produced lithium, however it did not prove to be commercially feasible and research and development efforts involving this license were abandoned. In exchange for the license, we had certain financial, share issuance and royalty obligations if certain sale thresholds were met. However, since such thresholds were not met and the technology was not used, we are currently negotiating an amendment and release related to this license.

During the years ended December 31, 2015, 2014 and 2013, our operations primarily included activities related to development of our technology and maintaining our public company status. We have had no revenues in any of these years as our business was in the development stage.

Currently, we are attempting to further develop the intellectual property associated with our core technology; broaden our patent portfolio; scale up our production of various products; and begin generating revenue; however, our cash position may not be sufficient to support our daily operations. While we believe in the viability of our strategy to further develop our technology and generate revenue and in our ability to raise additional funds by way of a public or private offering, there can be no assurance that we will succeed. Our ability to continue as a going concern is dependent upon our ability to raise additional funds by way of a public or private offering and to further develop our technology and generate sufficient revenue.

Competition

The market for the lithium and related products is highly competitive. There are numerous competitors in the industry, most of which have substantially more financial resources, greater manufacturing capacity, research and development capability, and marketing resources than us.

Regulation

Lithium metal is classified as a hazardous material, and some of the chemicals we use are also classified as hazardous materials. We are required by law to comply with environmental regulations pertaining to the use, handling, and disposal of lithium metal as well as the other chemicals. Lithium battery chemistries react adversely with water and water vapor, and under certain circumstances can cause fires. As such, lithium based batteries are subject to government regulation in various jurisdictions. We ship out small quantities lithium metal samples and we conform to the regulatory requirements associated with such transportation.

Employees

As of October 11, 2016, we have six full-time employees and no part-time employees. We also engage four consultants who work on a part-time basis. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also occasionally engage consultants on an as-needed basis to supplement existing staff. We also rely on outsourced research and development relationships with a number academic research institutions as part of our process for developing and validating our core technology.

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

We have no relevant operating history; we have accumulated deficits; we are only in an initial commercialization stage with technology that is unproven on a large-scale commercial basis; and there is a going concern explanatory paragraph in our independent registered public accounting firm’s report.

Our company reduced daily operations in late 2005 and essentially ceased daily operations in May 2006. Through January 2009, we were substantially inactive. In February 2009, we entered into a technology license agreement for a process to produce lithium metal. We do not utilize this technology for any purpose because it did not produce the intended result. From 2012 to the present, we have devoted our resources to develop a different lithium manufacturing technology from that initially undertaken in 2009. Because we are still in the developmental stage, there is no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of market acceptance, failure to establish business relationships and competitive disadvantages as against larger and more established companies. The report of our independent registered public accounting firm with respect to our financial statements included in this report includes a “going concern” explanatory paragraph. As reflected in the consolidated financial statements, we had an accumulated deficit of approximately $10.2 million and $8.4 million at December 31, 2015 and December 31, 2014, respectively, a net loss of approximately $1.8 million and $47,000, and approximately $895,000 and $95,000 net cash used in operating activities for the years then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We have generated no revenues from our lithium technology and will not generate any meaningful revenues until after we have successfully commercialized our new proprietary technology to manufacture high purity lithium metal and associated products, of which no assurance can be given. Since December 31, 2015, we have continued to incur significant losses and anticipate that we may continue to incur significant losses in 2016 and beyond. There can be no assurance as to whether or when we will generate meaningful revenues or achieve profitable operations.

Our lithium production technology has never been utilized on a large-scale basis, and there can be no assurance that this technology will perform successfully on a large-scale commercial basis or that it will be profitable for us. All of the tests conducted to date by us with respect to our new process and technology have been conducted in the laboratory on small scale only, and there can be no assurance that the same or similar results could be obtained on a large-scale commercial basis. Additionally, our ability to operate our business successfully will depend on a variety of factors, many of which are outside our control, including competition, cost and availability of strategic components, changes in governmental initiatives and requirements, changes in regulatory requirements, and the costs associated with commencing pilot manufacturing.

We have not been able, and may continue to be unable, to timely file periodic reports with the SEC.

We did not timely file our annual reports for the years ending 2013, 2014 and 2015 with the SEC. We also did not timely file our quarterly reports relating to 2013, 2014, 2015 and 2016. If we are not able to file future periodic reports in the time specified by the Securities Exchange Act of 1934, or the Exchange Act, stockholders and potential investors will not have current public information about us which will likely have a negative effect on our obtaining future capital. Failure to make timely filings also impairs our ability to conduct certain kinds of public offerings on short form registration statements that provide more efficient automatic forward incorporation of future SEC filings. Our inability to timely file periodic reports could materially and adversely affect our future business growth and financial condition.

There remains uncertainty of any market acceptance of our technology to manufacture lithium metal.

Many prospective users of lithium metal have already committed substantial resources to other existing forms of battery technology. Our growth and future financial performance will depend on our ability to demonstrate to prospective users the technical and economic advantages of our technology to manufacture lithium metal over alternative technologies. There can be no assurance that we will be successful in this effort. Furthermore, it is possible that competing technologies may be perceived to have, or may actually have, certain advantages over our technology or lithium metal in general for certain industries or applications.

We have a need for additional financing in the foreseeable future.

During the past three years, financing for all of our activities has been provided in the form of direct equity investments, private placements and advances from our officers and directors. Our future capital requirements could vary significantly and will depend on certain factors, many of which are not within our control. These include the ongoing development and testing of our technology to manufacture lithium metal, the nature and timing of prospective commercial projects and permits required and the availability of financing. In the battery market, we may not be able to enter into favorable business collaborations and might thus be required to seek project contracts for our own account. If such efforts were successful, we would be required to make significant expenditures on personnel and capital equipment which would require significant financing. In addition, our lack of operational experience and limited capital resources could make it difficult, if not highly unlikely, to successfully secure major projects. In such event, our business development could be limited to smaller commercial projects with significantly lower potential for profit.

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

We may not be able to obtain or enforce patent rights or other intellectual property rights that cover our product candidates and technologies that are of sufficient breadth to prevent third parties from competing against us.

Our success with respect to our product candidates and technologies will depend in part upon our ability to obtain and maintain patent protection in both the United States and other countries, to preserve our trade secrets and to prevent third parties from infringing upon our proprietary rights. Our ability to protect any of our product candidates from unauthorized or infringing use by third parties depends in substantial part upon our ability to obtain and maintain valid and enforceable patents.

Our patent portfolio currently is made up entirely of pending patent applications. Any patents that we do obtain may be narrow in scope and thus easily circumvented by competitors. Further, in countries where we do not have granted patents, third parties may be able to make, use or sell products identical to or substantially similar to, our product candidates. The patent application process is expensive and time-consuming, and we may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is possible that defects of form in the preparation or filing of our patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If there are material defects in the form or preparation of our patent applications, such applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, financial condition and operating results.

We face competition and technical alternatives in the overall battery market.

We anticipate that our primary market will be for lithium metal batteries. We have had limited experience in manufacturing and marketing our technology and have not previously had any employees or personnel whose primary responsibilities consisted of these functions. Other participants include several large domestic and international companies and numerous small companies, many of whom have substantially greater financial and other resources and more manufacturing, marketing and sales experience than we do. In addition, as lithium metal technology evolves, there exists the possibility that our technology may be rendered obsolete by one or more competing technologies. Any one or more of our competitors, or one or more other enterprises not presently known to us, may develop technologies which are superior to our technology. To the extent that our competitors are able to offer more cost-effective alternatives, our ability to compete could be materially and adversely affected.

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

We are dependent on the efforts of our senior executive officers, particularly Jerome I. Feldman, our Executive Chairman and Chief Financial Officer, and Steven M. Fludder, our Chief Executive Officer. We do not have key-man life insurance policies on the lives of Messrs. Feldman and Fludder to compensate us for the loss of such individuals. The loss of the services of any one or more of such persons may have a material adverse effect on our company.

Our future success will depend in large part upon our ability to attract and retain skilled scientific, management, operational and marketing personnel. Other than Messrs. Feldman and Fludder, we do not currently have any employees or personnel whose responsibilities are focused primarily in these fields. We face competition for hiring such personnel from other companies, including companies that have greater resources. There can be no assurance that we will be successful in attracting and retaining such personnel.

We rely on third-party research organizations and as a result we are unable to directly control the timing, conduct, expense and quality of our research and development efforts.

We have entered into research agreements with a number academic research institutions as part of our process for developing and validating our core technology. In relying on those third parties, we are dependent upon them to timely and accurately perform their services, and dependent on them to accurately analyze the viability of our method to produce Lithium metal. If these third-party organizations do not accurately collect and assess data and communicate their findings to us accurately, we may discontinue development of viable products or methods or continue allocating resources to the development of products and methods that are not efficacious. Either outcome could result in significant financial harm to us.

Because we have entered into a substantial financial commitment for leased office space, funds may be diverted from other important matters in the development of our business and could negatively impact our financial position.

On March 22, 2016, the Company entered into a lease for office and laboratory space located in Yonkers, New York, consisting of approximately 8,000 square feet. The lease has a term of 87 months and the annual rent for the first year of the lease is approximately $208,000, increasing by 1.5% in each subsequent year. In the event of a termination of the lease following a default by the Company, the Company will be obligated to pay the sum of the rent payable for the remainder of the lease term. This represents a substantial financial commitment for us. Money that could be spent elsewhere will be needed to fulfill the lease commitment, which may divert funds away from other important matters in the development of our business and could negatively impact our financial position. The expense associated with this lease will constitute a large operating costs and may contribute to net losses as a result.

We will need to comply with government regulations, which can be costly and time-consuming.

We may be required to comply with a number of federal, state and local laws and regulations in the areas of safety, health and environmental controls, including without limitation, the Resource Conservation and Recovery Act (RCRA), as amended, and the Occupational Safety and Health Act of 1970 (OSHA), which may require us to obtain permits or approvals to utilize, handle, and dispose of lithium metal and/or other chemicals. Furthermore, particularly in the battery market, we may be required to conduct performance and operating studies to assure government agencies that our technology does not pose environmental or product safety risks. Changes in environmental or safety regulations, the discovery of conditions not currently known to us, or other developments could result in the imposition of additional or different environmental compliance obligations or expenditure for capital improvements. We do not believe at this time that financial obligations incurred in connection with environmental regulatory compliance will have a material adverse effect on the company’s financial condition, competitive position or results of operations. Our belief is based on the company’s understanding of the underlying facts giving rise to its environmental regulatory obligations.

We are controlled by a small number of “insider” stockholders.

Our directors and executive officers currently beneficially own approximately 69.8% of our outstanding common stock. Accordingly, through their collective ownership of our outstanding common stock, if they act together, they will be able to control the voting of our shares at all meetings of stockholders and, because the common stock does not have cumulative voting rights, will be able to determine the outcome of the election of all of our directors and determine corporate and stockholder action on other matters.

We have no plans to pay dividends.

We have never paid any dividends on our common stock and have no plans to pay dividends on our common stock in the foreseeable future. We have not to date and do not expect to pay a dividend on our common stock in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors, subject to our certificate of incorporation. We intend to retain any earnings for use in our operations and any expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors.

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

None.

ITEM 2.	Properties

We maintain an executive office in Tarrytown, New York, at the offices of Jerome I. Feldman, our Executive Chairman and Chief Financial Officer. We are not currently required to make any payments to Mr. Feldman for use of this office.

On March 22, 2016, the Company entered into a lease with Hudson View Building #3, LLC for office and laboratory space located in Yonkers, New York, consisting of approximately 8,000 square feet. The lease has a term of 87 months from the lease commencement date, which is the date upon which the landlord has substantially completed certain interior leasehold improvements to the leased premise. The annual rent for the first year of the lease is approximately $208,000, increasing by 1.5% on each anniversary of the lease commencement date. In the event of a termination of the lease following a default by the Company, the Company will be obligated to pay the sum of the rent payable for the remainder of the lease term.

ITEM 3.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades under the symbol “ALPE”. The following table sets forth the high and low closing prices for our common stock on the OTC Markets Pink marketplace for the years ended December 31, 2012 through 2015 and to date.

	Year ended December 31,
	2012		2013		2014		2015		2016
Quarter	High	Low	High	Low	High	Low	High	Low	High		Low
First	$0.19	$0.10	$0.10	$0.03	$0.10	$0.03	$0.28	$0.15	$1.23		$0.80
Second	0.20	0.02	0.12	0.04	0.10	0.03	0.29	0.12	4.95		0.90
Third	0.20	0.03	0.14	0.04	0.30	0.06	0.39	0.17	3.47		1.75
Fourth	0.14	0.02	0.10	0.03	0.35	0.17	1.05	0.20	2.00	(1)	1.75	(1)

(1) Through October 11, 2016

Holders

We had 103 record holders of our common stock as of August 22, 2016. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends

We have not to date and do not expect to pay a dividend on our common stock in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors, subject to our certificate of incorporation. We intend to retain any earnings for use in our operations and any expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs, restrictions in credit agreements and our operating and financial condition, among other factors.

Recent Sales of Unregistered Securities

On May 8, 2014, the Company issued 869,565 shares of its common stock in lieu of payment of $50,000 of a loan payable to Jerome Feldman, Executive Chairman of our Board of Directors.

On October 13, 2014, the Company entered into a private placement offering with an investor and sold them 150,000 shares of Clean Lithium Corporation’s common stock and 150,000 warrants to purchase the Company’s common stock for $150,000. The warrants have a five year term and an exercise price of $0.20.

On April 28, 2015, the Company entered into a private placement offering with an investor and sold them 100,000 shares of Clean Lithium Corporation’s common stock and 350,000 warrants to purchase the Company’s common stock for $100,000. The warrants have a four year term and an exercise price of $0.40.

On July 30, 2015, the Company entered into a private placement offering with an investor and sold them 1,000,000 shares of its common stock and 1,000,000 warrants for $700,000. The warrants have a five year term and an exercise price of $0.20. The private placement also included the sale of 300,000 shares of Clean Lithium Corporation’s common stock for $300,000.

On August 28, 2015, the Company entered into a private placement offering with an investor and sold them 100,000 shares of its common stock and 100,000 warrants for $70,000. The warrants have a five year term and an exercise price of $0.20. The private placement also included the sale of 180,000 shares of Clean Lithium Corporation’s common stock for $180,000.

On December 3, 2015, the Company entered into a private placement offering with an investor and sold them 500,000 shares of its common stock and 250,000 warrants for $150,000. The warrants have a five year term and an exercise price of $0.77. The private placement also included the sale of 100,000 shares of Clean Lithium Corporation’s common stock for $100,000.

In March and April of 2016, the Company completed private placements with investors issuing 554,689 shares of common stock and 221,875 warrants to purchase common stock for a total aggregate amount of $355,000. The warrants have a five year term, an exercise price of $0.97 and were exercised in August 2016. The investors were granted 221,875 additional warrants in August 2016 with a five year term and an exercise price of $2.70 per share.

On June 3, 2016, the Company entered into a private placement offering with an investor and sold them 100,000 shares of its common stock for $250,000.

In September 2016, the Company entered into a private placement offering with an investor to issue 40,000 shares of common stock and 100,000 warrants to purchase common stock for $100,000. The warrants have a five year term and an exercise price of $2.94 per share.

The securities referenced above were offered and issued in private transactions in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not repurchase any shares of our common stock during the years ended December 31, 2015 or 2014.

ITEM 6.	Selected Financial Data

Not applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this report. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

For over six years, we have been focused exclusively on efforts to develop a business centered around the commercial manufacturing of pure lithium metal, a raw material for use in lightweight, high energy density batteries, in an environmentally friendly manner. Additionally we have broadened our focus to include lithium products and processes derived from our core technology. This includes battery components such as protected anodes and compounds of lithium, among other things.

Lithium is the lightest metal with the highest electrochemical potential, making it a clear choice for batteries. There is a substantial existing market for lithium metal in primary (non-rechargeable) batteries, and rechargeable batteries, including many future opportunities which exist for next-generation batteries under development.

We have no revenues and our business is in the development stage. During the years ended December 31, 2015, 2014 and 2013, our operations primarily included activities related to developing our technology and maintaining our public company status.

As described above under the section heading “Explanatory Note”, this Comprehensive Form 10-K is being filed in order to become current in our filing obligations under the Exchange Act, and additional filings subsequent to this Comprehensive Form 10-K will be required before we become current with such obligations. This is our first periodic filing since we filed our Annual Report for the fiscal year ended December 31, 2013. The discussion that follows includes a discussion of our results of operations and financial condition for the fiscal years ended December 31, 2015 and December 31, 2014.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

We had no revenues in either of the years ended December 31, 2015 or 2014 as our business was in the development stage.

Operating Expenses

Operating expenses for the year ended December 31, 2015 were $1.8 million compared to operating expenses of $127,000 for the year ended December 31, 2014. General and administrative expenses constituted the majority of our operating expense and consisted of $1.2 million for the year ended December 31, 2015 compared to $103,000 for 2014. This increase was due to increased expenses relating to maintaining our public company status and as a result of increased stock based compensation. The majority of the remaining operating expenses for each of fiscal year 2015 and 2014 consisted of research and development expenses, totaling $494,000 and $16,000, respectively in each period. The increase in research and development expenses resulted from scaling up of our efforts to develop and validate our technology.

Other Income

Other income for the year ended December 31, 2015 was $0 compared to $80,000 for the year ended December 31, 2014. During the year ended December 31, 2014, we settled outstanding debt of $90,000 with our predecessor auditor, Schulman Wolfson & Abruzzo, LLP for $10,000 in cash. Therefore, we recognized a gain on extinguishment of accounts payable of approximately $80,000.

Net Loss

Net loss for the year ended December 31, 2015 was $1.8 million compared to a net loss of $47,000 for the year ended December 31, 2014. Our net loss in 2015 increased as a result of increased business operations during fiscal year 2015 as we scaled up research and development efforts and expanded our efforts in maintaining our public company status and as a result of increased stock based compensation totaling $981,000 in 2015 compared to $50,000 for 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

You should read the following discussion of our results of operations and financial condition for the fiscal year ended December 31, 2014 with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on February 22, 2016.

Revenue

We had no revenues in either of the years ended December 31, 2014 or 2013 as our business was in the development stage.

Operating Expense

Operating expenses for the year ended December 31, 2014 were $127,000 compared to a operating expenses of $10,000 for the year ended December 31, 2013. This increase was primarily due to increased general and administrative expenses relating to maintaining our public company status.

Other Income

Other income for the year ended December 31, 2014 was $80,000 compared to $0 for the year ended December 31, 2013. During the year ended December 31, 2014, we settled outstanding debt of $90,000 with its predecessor auditor, Schulman Wolfson & Abruzzo, LLP for $10,000 in cash. Therefore, the Company recognized a gain on extinguishment of accounts payable of approximately $80,000.

Net Loss

Net loss for the year ended December 31, 2014 was $47,000 compared to a net loss of $10,000 for the year ended December 31, 2013. Our net loss in 2014 increased primarily as a result of increased business operations during fiscal year 2014 as we scaled up research and development efforts and expanded our efforts in maintaining our public company status.

Liquidity and Capital Resources

As of December 31, 2015, we had an accumulated deficit of approximately $10.2 million and working capital of $689,000, compared to accumulated deficit of approximately $8.4 million and negative working capital of $49,000 at December 31, 2014. A net loss of approximately $1.8 million and $47,000 and approximately $895,000 and $95,000 net cash used in operating activities for the years ended December 31, 2015 and 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We are attempting to further develop the intellectual property associated with our core technology; broaden our patent portfolio; scale up our production of various products; and begin generating revenue. However, the Company’s cash position may not be sufficient to support our daily operations. While we believe in the viability of our strategy to further develop our technology and generate sufficient revenue and in our ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon raising additional funds by way of a public or private offering and on our ability to further develop our technology and generate sufficient revenue.

From time to time, stockholders of the Company have advanced funds to us for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. During the year ended December 31, 2015, we borrowed approximately $11,000 additional funds from related parties and made $87,000 repayments to related parties. During the year ended December 31, 2014, we borrowed approximately $60,000 in funds from related parties and made approximately $13,000 in repayments to related parties. During the year ended December 31, 2014, we also issued 869,565 shares of our common stock in lieu of payment of $50,000 of our related party advances. As of December 31, 2015 and December 31, 2014, the outstanding amount of the advances from related parties was $62,000 and $138,000, respectively.

We have also raised funds for general working capital purposes through private placement sales of our common stock and the sale of the common stock of our subsidiary, Clean Lithium Corporation. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Recent Sales of Unregistered Equity Securities” above for more information regarding private placements.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2015 and 2014. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Application of Critical Accounting Policies and Estimates

The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are as follows:

Use of Estimates. Our unaudited consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. Significant estimates include, but are not limited to, useful lives assigned to long-lived assets, fair value measurements, stock-based compensation, common stock issued to acquire licenses, investments, accrued expenses, provisions for income taxes and contingencies. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

Fair Value of Financial Instruments. Our carrying values of cash, accounts payable and accrued expenses and due to related party approximate their fair values because of the short-term maturity of these instruments.

Research and Development. Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Upfront and milestone payments due to third parties that perform research and development services on the Company’s behalf will be expensed as services are rendered or when the milestone is achieved.

Research and development costs primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third party contract research organizations, consultants, the cost of acquiring and manufacturing research trial materials, and costs associated with regulatory filings, laboratory costs and other supplies.

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. Certain licenses purchased by the Company require substantial completion of research and development and regulatory and marketing approval efforts in order to reach commercial feasibility and have no alternative future use.

Stock-Based Compensation. We expense stock-based compensation to employees over the requisite service period based on the estimated grant-date fair value of the awards and forfeiture rates. For stock-based compensation awards to non-employees, the Company remeasures the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as compensation expense in the period of change.

The Company estimates the fair value of stock options grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 8.	Financial Statements and Supplementary Data

Our audited financial statements for the years ended December 31, 2015 and 2014 are included as a separate section of this report beginning on page F-1. Our financial statements and related notes included for the fiscal year ended December 31, 2013, are contained in our Annual Report on Form 10-K which was filed with the SEC on February 22, 2016.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

New Independent Registered Public Accounting Firm

As previously reported by the Company on a Form 8-K filed with the SEC on May 26, 2016, our Board of Directors approved the dismissal of Li and Company, PC as the Company’s independent registered public accounting firm effective as of May 21, 2016. Concurrent with the dismissal of Li and Company, the Board of Directors ratified and approved the appointment of EisnerAmper LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2014 and 2015.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management, including our Principal Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the periods covered by this report. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2015 and December 31, 2014 were not effective due to the material weaknesses identified below.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 and 2014. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2015 and 2014 and that material weaknesses in ICFR existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2015 and 2014 our internal controls over financial reporting (“ICFR”) were not effective at the reasonable assurance level:

1.	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the U.S. (“GAAP”) and the financial reporting requirements of the U.S. Securities and Exchange Commission;

2.	There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements;

3.	Insufficient segregation of duties, oversight of work performed and lack of compensating controls in the Company’s finance and accounting functions due to limited personnel;

4.	Lack of controls in place, including those surrounding related party transactions, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded.

5.	Management has not performed a proper evaluation of 1) the disclosure controls and procedures and 2) internal controls over financial reporting.

Notwithstanding the existence of these material weaknesses in the Company’s internal control over financial reporting, the Company’s management believes that the consolidated financial statements included in this Comprehensive Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Internal Control Remediation Efforts. Management expects to remediate the material weaknesses identified above as follows:

1.	Management has leveraged and will continue to leverage experienced consultants to assist with ongoing GAAP and U.S. Securities and Exchange Commission compliance requirements. Additionally, management is actively looking to expand the accounting and finance function within the Company by hiring appropriate staff to resolve this material weakness in 2017.

2.	Segregation of duties will be analyzed and adjusted Company-wide as part of the internal controls implementation that is expected to commence in 2017.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table shows the positions held by our board of directors and executive officers, and their ages, as of the date of this Comprehensive Form 10-K:

Name	Age	Position
Jerome I. Feldman	88	Executive Chairman of the Board, Chief Financial Officer and Treasurer
Steven M. Fludder	56	Chief Executive Officer
George McKeegan	70	Vice President, Secretary, General Counsel and Director
Steven M. Payne	63	Director

The background of each of our directors and executive officers are as follows:

Jerome I. Feldman has been our Executive Chairman of the Board since December 2008 (he previously was the Vice Chairman) and our Chief Executive Officer from March 2011to October 2015, and has been a member of our board of directors and our Chief Financial Officer and Treasurer since September 2006. In October 2015, he resigned as our Chief Executive Officer. Mr. Feldman founded GP Strategies Corp., which provides training, engineering and consulting services to the automotive, steel, energy and government industries, in 1959 and served as its Chief Executive Officer from 1959 until April 2005, Chairman of the Board from 1999 until April 2005, and President from 1959 until 2001. He has been Chairman of the Board of Five Star Products, Inc., a paint and hardware distributor, from 1994 until June 2007, a director of GSE Systems, Inc., a leading global provider of real-time simulation and training solution to the power, process, manufacturing and government sectors, from 1994 until August 2015, Chairman of the Board of GSE Systems from 1997 until August 2015, and Chairman of the Board and Chief Executive Officer of National Patent Development Corp., which was devoted to searching out new inventions and assisting major corporations in licensing their technologies, from 2004 until June 2007. He was a director of Valera Pharmaceuticals, a specialty pharmaceutical company, from January 2005 until April 2007. Mr. Feldman was also Chairman of the New England Colleges Fund and a Trustee of Northern Westchester Hospital Foundation. He has a B.A. degree from Indiana University and an LL.B degree from New York University.

As the Executive Chairman, Chief Executive Officer and Chief Financial Officer, Mr. Feldman leads the board and guides our company. Mr. Feldman brings extensive industry knowledge to our company and a deep background in technology growth companies.

Steven M. Fludder became our Chief Executive Officer on October 20, 2015. He has been involved as a global executive in energy and manufacturing enterprises for more than three decades. He joined General Electric Company (GE) in 1983 as a design engineer in GE’s Aircraft Engines business where he held a series of increasingly responsible leadership positions, including leading new aircraft engine model product development. In 1993, he joined GE’s Marine & Industrial business where he relocated to Hong Kong and grew this business unit across the Asia Pacific region. In 1998, he transferred to GE Energy Services and led the growth of GE’s power plant aftermarket service business in North Asia, which included Japan, South Korea, China, Hong Kong and Taiwan. In 1999, he became head of GE Energy Services for the Northeast region of the United States, and, in 2002, he relocated back to Asia and started GE’s Wind Energy business in the Asia region. In 2003, he was appointed President and CEO of GE Energy China, based in Beijing, and led the growth of GE’s Power and Oil & Gas business units in China to more than $1 billion in annual revenue. In 2006, he was elected a corporate officer by GE’s Board of Directors and appointed Vice President of Global Sales for GE Water & Process Technologies, a division of GE providing worldwide solutions to the water and wastewater industry where he led a team of over 3,000 professionals located around the globe generating over $2 billion in annual revenue. In 2008, he became the corporation’s executive in charge of ecomagination, which is GE’s environmental business strategy involving investments in R&D and technology, as well as venture-backed companies, to create products and solutions that improve environmental impact and reduce operating expenditures for customers in the power, oil & gas, water, aviation, transportation and consumer appliance industries. In 2010, Mr. Fludder joined Samsung Engineering Company Limited, based in South Korea, where he served as Chief Sales and Marketing Officer for the company’s Engineering, Procurement and Construction business building power plants, petrochemical plants, water treatment plants and electronics manufacturing plants around the world. He also served at Samsung Techwin, based in Korea, as President of the Power Systems division, which manufactures advanced technology aircraft engines, industrial compressors and related equipment for aviation and energy customers. From 2014 until 2015, Mr. Fludder was Chief Executive of AECOM Technology Corporation’s Energy and Water business lines, which provide engineering and project management services to utility customers around the world. Mr. Fludder holds a Bachelor of Science degree from Providence College, a Bachelor of Science degree in Mechanical Engineering from Columbia University and a Master of Science degree in Mechanical Engineering from the Massachusetts Institute of Technology.

George McKeegan has been our Vice President or Executive Vice President, Secretary and General Counsel, and a member of our board of directors since May 2006. Since 1986, Mr. McKeegan has led McKeegan & Shearer, P.C., a law firm engaged in the general practice of civil law and specializing in litigation and corporate counseling. Prior to that, he served as Vice President at Citibank, N.A. and as an Assistant District Attorney with the New York County District Attorney’s Office. He received a B.A. degree from Fordham College and a J.D. degree from the University of Michigan. Mr. McKeegan’s almost 30 years of working experience in corporate controls and governance makes him well qualified to be a member of our board.

Steven M. Payne has been a member of our board of directors since May 2006 and was our President from May 2006 to December 2012. Since 1976, Mr. Payne has served as President and Chief Executive Officer of Quatro Foods Inc., a food service enterprise. He is a director and past Board President of Carbondale Main Street, Inc., a local downtown redevelopment corporation, and a director of the Southern Illinois Entrepreneurship and Business Development Center at Southern Illinois University in Carbondale, Illinois. Mr. Payne is also President of 13 West LLC, a developer and operator of Mini Storage facilities. He attended Southern Illinois University. Mr. Payne’s experience in running businesses and advising entrepreneurial ventures makes him well qualified to be a member of our board.

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

Indebtedness of Directors and Executive Officers

As of December 31, 2015, due to the timing of a December grant or restricted stock, Steven M. Fludder, our Chief Executive Officer, incurred a withholding tax obligation of $60,826 related to the grant of restricted stock. Mr. Fludder paid the Company $60,826 in early 2016 and we subsequently remitted the withholding amounts, also in early 2016.

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

Code of Ethics

In December 2007, we adopted a Code of Ethics and Business Conduct that applies to all of our executive officers, directors and employees, which was updated in March 2015. The Code of Ethics and Business Conduct codifies the business and ethical principles that govern all aspects of our business. Our Code of Ethics and Business Conduct is available without charge to any stockholder who makes a written request for a copy. Our Code of Ethics and Business Conduct is available on our website at http://alpha-encorp.com. If we make any amendments to or grant any waivers from our Code of Ethics, we will post such information on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Rules adopted by the SEC under Section 16(a) of the Exchange Act, require our officers and directors, and persons who own more than ten percent of the issued and outstanding shares of our equity securities, to file reports of their ownership, and changes in ownership, of such securities with the SEC on Forms 3, 4 or 5, as appropriate. Such persons are required by the regulations of the SEC to furnish us with copies of all forms they file pursuant to Section 16(a).

We believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the years ended December 31, 2015 and 2014, except as follows:

•	On May 8, 2014, we issued 869,565 shares of common stock in lieu of payment of $50,000 of a loan payable to Mr. Feldman. No Form 4 has yet been filed for Mr. Feldman reporting this transaction.

•	In connection with his employment as our Chief Executive Officer, we granted Mr. Fludder 350,000 shares of our common stock on December 18, 2015 and an additional 650,000 shares of common stock on January 15, 2016, as well as stock options to purchase 250,000 shares of common. No Form 3 has yet been filed for Mr. Fludder in connection with commencement of his employment and no Form 4 has yet been filed reporting the stock and option grants subsequent to his employment.

ITEM 11.	Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year and prior fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our principal executive officer and two other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2015:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Total ($)
(a)	(b)	(c)	(e)	(f)	(j)
Jerome I. Feldman	2015	—	—	—	—
Executive Chairman, Chief	2014	—	—	—	—
Financial Officer and Treasurer	2013	—	—	—	—

Steven M. Fludder (1)	2015	$15,000	$140,000	$67,000	$222,000
Chief Executive Officer	2014	—	—	—	—
	2013	—	—	—	—

George McKeegan	2015	—	—	—	—
Vice President, Secretary and	2014	—	—	$14,000	$14,000
General Counsel	2013	—	—	—	—

(1)	Mr. Fludder joined our company on October 20, 2015.

Outstanding Equity Awards at Fiscal Year-End

The following tables summarizes equity awards outstanding at December 31, 2015 and 2014, for each of the executive officers named in the Summary Compensation Table above:

Outstanding Equity Awards at December 31, 2015

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)
Jerome I. Feldman	—	—	—	—	—	—

Steven M. Fludder	—	250,000	$0.40	10/19/2025	650,000	$260,000

George McKeegan	125,000	125,000	$0.10	9/20/2018	—	—

Outstanding Equity Awards at December 31, 2014

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)
Jerome I. Feldman	—	—	—	—

Steven M. Fludder	—	—	—	—

George McKeegan	62,500	187,500	$0.10	2/20/2018

Employment Agreements

As of December 31, 2015, and through the date of this report, we have no employment agreements in place with any person other than our Chief Executive Officer, Steven M. Fludder.

Pursuant to a term sheet dated October 20, 2015, Mr. Fludder agreed to serve as our Chief Executive Officer. We granted Mr. Fludder 350,000 shares of our common stock on December 18, 2015 and an additional 650,000 shares of common stock on January 15, 2016, as well as stock options to purchase 250,000 shares of common stock vesting in installments after each of the next three years. Mr. Fludder has agreed to maintain the confidentiality of our technology and intellectual property.

Director Compensation

Directors currently receive no compensation for serving on our board of directors, other than reimbursement of reasonable expenses for attendance at board meetings. No compensation was paid to our directors in the years ending December 31, 2015 and 2014.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth information, as of October 11, 2016, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of our common stock by each person who is known by the Company to beneficially own more than five percent of the Company's Common Stock, each of our directors and our named executive officers, and all of our directors and executive officers as a group.

The beneficial ownership of each person was calculated based on 30,094,186 shares of our common stock outstanding as of October 11, 2016, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of October 11, 2016, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o alpha-En Corporation, 120 White Plains Road, Suite 425, Tarrytown, New York 10591.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Position	Shares of Common Stock Beneficially Owned		Percent of Common Stock Beneficially Owned

5% Stockholder:

Michael D. Feldman	Former Chairman and Chief Executive Officer	3,774,000		12.5%

Directors and Executive Officers:

Jerome I. Feldman	Executive Chairman of the Board, Chief Financial Officer and Treasurer	10,268,239		34.1%

Steven M. Fludder	Chief Executive Officer	1,100,000	(1)	3.7%

George McKeegan	Vice President, Secretary, General Counsel and Director	937,500	(2)	3.1%

Steven M. Payne	Director	4,941,872		16.4%

All directors and executive officers as a group (4 persons)		21,021,611		69.8%

(1)	Includes currently exercisable stock options to purchase 100,000 shares of our common stock.

(2)	Includes currently exercisable stock options to purchase 187,500 shares of our common stock.

Equity Compensation Plan Information

The following tables provides information as of December 31, 2015 and 2014, with respect to shares of common stock that may be issued upon exercise of outstanding stock options.

Equity Compensation Plan Information as of December 31, 2015

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	—

Equity compensation plans not approved by security holders	875,000	$0.30	—
Total	875,000	$0.30	—

Equity Compensation Plan Information as of December 31, 2014

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	—

Equity compensation plans not approved by security holders	287,500	$0.13	—
Total	287,500	$0.13	—

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

From time to time, stockholders of the Company have advanced funds to us for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. During the year ended December 31, 2015, we borrowed approximately $11,000 additional funds from its related parties and made $87,000 repayments to related parties. During the year ended December 31, 2014, we borrowed approximately $60,000 in funds from related parties and made approximately $13,000 in repayments to related parties. On May 8, 2014, we issued 869,565 shares of common stock to Mr. Feldman in lieu of payment of $50,000 of the related party advances from Mr. Feldman. As of December 31, 2015 and December 31, 2014, the outstanding amount of the advances from related parties was $62,000 and $138,000, respectively.

We have been provided office space by Mr. Feldman at no cost to date. We determined that such cost is nominal and did not recognize the rent expense in our financial statements.

Director Independence

Our three current directors are not “independent” as they are or recently were executive officers of our company.

ITEM 14.	Principal Accountant Fees and Services

On May 26, 2016, our Board of Directors approved the dismissal of Li and Company, as the Company’s independent registered public accounting firm effective as of May 21, 2016. Concurrent with the dismissal of Li and Company, the Board of Directors ratified and approved the appointment of EisnerAmper as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2015 and 2014.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements. A total of $90,000 in audit fees were billed by EisnerAmper for the years ended December 31, 2015 and 2014.

Audit-related Fees

Audit-related fees are fees billed for professional services other than the audit of our financial statements. For the years ended December 31, 2015 and 2014, no audit-related fees were billed by EisnerAmper.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the years ended December 31, 2015 and 2014, no tax fees were billed by EisnerAmper.

All Other Fees

No other fees were billed by our independent registered public accounting firm in 2015 and 2014.

Audit Committee

We have not established an audit committee. Our board of directors approved the services rendered and fees charged by our independent registered public accounting firm. Our board of directors has reviewed and discussed our audited financial statements for the year ended December 31, 2015 and 2014, with our management. In addition, our board of directors has discussed with EisnerAmper, our independent registered public accounting firm, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee). Our board of directors also has received the written disclosures and the letter from as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and our board of directors has discussed the independence of EisnerAmper.

Based on our board of directors’ review of the matters noted above and its discussions with our independent registered public accounting firm and our management, our board of directors approved the audited financial statements included in in this Comprehensive Form 10-K for the years ended December 31, 2015 and 2014.

Policy for Pre-Approval of Audit and Non-Audit Services

Our board of directors’ policy is to pre-approve all audit services and all non-audit services that our independent registered public accounting firm is permitted to perform for us under applicable federal securities regulations. As permitted by the applicable regulations, our board of directors’ policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent registered public accounting firm.

All engagements of the independent registered public accounting firm to perform any audit services and non-audit services since that date have been pre-approved by our board of directors in accordance with the pre-approval policy. The policy has not been waived in any instance. All engagements of the independent registered public accounting firm to perform any audit services and non-audit services prior to the date the pre-approval policy was implemented were approved by our board of directors in accordance its normal functions.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Comprehensive Form 10-K:

1. Financial Statements

Consolidated Balance Sheets at December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Year Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements; and

Reports of Independent Registered Public Accounting Firm

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, incorporated by reference to the exhibits included with registration of securities on Form 10-SB, filed with the U.S. Securities and Exchange Commission on April 10, 1997.

3.2	Certificate of Amendment of the Restated Certificate of Incorporation, incorporated by reference to the exhibits included with quarterly report on Form 10-Q, filed with the U.S. Securities and Exchange Commission on August 14, 2008.

3.3	Amended and Restated By-Laws, incorporated by reference to Exhibit 3.1 included with current report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 1, 2016.

10.1	Lease Agreement, by and between the Registrant and Hudson View Building #3, LLC, dated March 22, 2016, incorporated by reference to Exhibit 10.1 included with periodic report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 12, 2016.

10.2	Term Sheet relating to an offer of employment, between the registrant and Steven M. Fludder, dated October 20, 2015.

21.1	Subsidiaries of alpha-En Corporation.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 20, 2016	ALPHA-EN CORPORATION

	By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Executive Chairman, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerome I. Feldman	Executive Chairman, Chief Financial	October 20, 2016
Jerome I. Feldman	Officer and Treasurer
(principal financial and accounting officer)

/s/ Steven M. Fludder	Chief Executive Officer	October 20, 2016
Steven M. Fludder	(principal executive officer)

/s/ George McKeegan	Vice President, Secretary, General Counsel	October 20, 2016
George McKeegan	and Director

/s/ Steven M. Payne	Director	October 20, 2016
Steven M. Payne

alpha-En Corporation

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

alpha-En Corporation

We have audited the accompanying consolidated balance sheets of alpha-En Corporation (the “Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of alpha-En Corporation as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit of approximately $10.2 million at December 31, 2015, and recurring net losses and net cash used in operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/EisnerAmper LLP

Iselin, New Jersey

October 20, 2016

alpha-En Corporation

Consolidated Balance Sheets

December 31, 2015 and 2014

(Dollars in thousands, except share and per share amounts)

	December 31,	December 31,
	2015	2014

ASSETS
Current assets
Cash	$730	$103
Prepaid expenses	301	5
Due from related party	61	-
Total current assets	1,092	108

Property and equipment, net	2	-
Total assets	$1,094	$108

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$341	$19
Advances from related parties	62	138
Total current liabilities	403	157

Total liabilities	403	157

COMMITMENTS AND CONTINGENCIES

Shareholders' equity (deficit):
Preferred stock par value $0.01: 2,000,000 shares authorized; none issued or outstanding	-	-
Class B common stock no par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.01: 35,000,000 shares authorized; 28,649,497 and 26,699,497 shares issued and outstanding at December 31, 2015 and 2014, respectively	286	267
Additional paid-in capital	10,741	8,130
Treasury stock at cost: 714,750 shares	(69)	(69)
Accumulated deficit	(10,169)	(8,377)
Shareholders' equity (deficit) attributed to alpha-En Corp.	789	(49)
Non-controlling interest	(98)
Total shareholders' equity (deficit)	691	(49)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$1,094	$108

See accompanying notes to the consolidated financial statements.

alpha-En Corporation

Consolidated Statements of Operations

For the Years Ended December 31, 2015 and 2014

(Dollars in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2015	2014
Operating expenses
General and administrative	$1,197	$103
Legal and professional fees	150	8
Research and development	494	16
Total operating expenses	1,841	127
Loss from operations	(1,841)	(127)

Other income
Gain on extinguishment of debt	-	80
Total other income	-	80
Net loss	(1,841)	(47)
Less: net loss attributable to non-controlling interest	(49)	-
Net loss attributable to alpha-En Corp.	$(1,792)	$(47)

Net loss per share attributable to alpha common shareholders
Basic and diluted	$(0.07)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	27,263,059	26,394,554

See accompanying notes to the consolidated financial statements.

alpha-En Corporation

Consolidated Statements of Stockholders' Equity (Deficit)

For the Years Ended December 31, 2015 and 2014

(Dollars in thousands, except share and per share amounts)

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	(Deficit) Equity
Balance at December 31, 2013	25,829,932	$258	$7,889	714,750	$(69)	$(8,330)	$-	$(252)
Shares issued for debt settlement - related party	869,565	9	41	-	-	-	-	50
Sale of subsidiary common stock and warrants for cash	-	-	150	-	-	-	-	150
Stock based compensation	-	-	50	-	-	-	-	50
Net loss	-	-	-	-	-	(47)	-	(47)
Balance at December 31, 2014	26,699,497	267	8,130	714,750	(69)	(8,377)	-	(49)
Sale of subsidiary common stock and warrants for cash	-	-	814	-	-	-	(49)	765
Stock based compensation	-	-	981	-	-	-	-	981
Issuance of restricted stock to employee	350,000	3	(3)	-	-	-	-	-
Issuance of common stock and warrants in a private placement	1,600,000	16	819	-	-	-	-	835
Net loss	-	-	-	-	-	(1,792)	(49)	(1,841)
Balance at December 31, 2015	28,649,497	$286	$10,741	714,750	$(69)	$(10,169)	$(98)	$691

See accompanying notes to the consolidated financial statements.

alpha-En Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015 and 2014

(Dollars in thousands)

	For the Years Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(1,841)	$(47)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	981	50
Gain on extinguishment of accounts payable	-	(80)
Changes in operating assets and liabilities of business
Prepaid expenses and due from related parties	(357)	(5)
Accounts payable and accrued expenses	322	(13)
Net cash used in operating activities	(895)	(95)

Cash flows from investing activities
Purchase of fixed assets	(2)	-
Net cash used in investing activities	(2)	-

Cash flows from financing activities
Issuance of subsidiary common stock and warrants for cash	765	150
Proceeds from issuance of common stock and warrants in a private placement	835	-
Advances from related parties	11	60
Repayments of advances from related parties	(87)	(13)
Net cash provided by financing activities	1,524	197

Net increase in cash	627	102
Cash at beginning of period	103	1
Cash at end of period	$730	$103

Non cash financing and investing activities:
Shares issued for debt settlement - related party	$-	$50
Issuance of restricted stock to employee	$3	$-

See accompanying notes to the consolidated financial statements.

alpha-En Corporation

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

alpha-En Corporation (together with its subsidiaries, the “Company”) was incorporated in Delaware on March 7, 1997 and had operated through its wholly-owned subsidiaries, Avenue Pictures, Inc. and its subsidiaries and Wombat Productions, Inc. through May 2, 2006. On June 9, 2008, the Company name changed to alpha-En Corporation.

Since 2008, the focus of alpha-En Corporation’s business has been developing new technologies for manufacturing highly pure lithium metal, a raw material for use in lightweight, high energy density batteries, in an environmentally friendly manner for commercial purposes.

On February 25, 2009, alpha-En Corporation was granted a license for an exclusive worldwide, transferable, perpetual license to use certain proprietary technology for the production of lithium for use in batteries. After much effort, it was determined the process was not commercially feasible and efforts surrounding this technology were abandoned in 2011. We are currently negotiating an amendment and release related to this license.

In 2011-2012 alpha-En Corporation devoted its resources to developing proprietary technology to produce highly pure lithium metal.

In 2013, alpha-En Corporation invented a new process for the production of highly pure lithium metal and associated products at room temperature and subsequently broadened its focus to develop products and processes derived from its new core proprietary technology, including battery components and compounds of lithium.

During the years 2013- the present, alpha-En Corporation has been exclusively focused on developing its own technology, from the bench scale through multiple validations, with the end goal of commercialization. During this time, alpha-En Corporation has also been pursuing strategic partnerships both commercially and with research institutions.

Formation of Majority-Owned Subsidiary

In September 2014, alpha-En Corporation formed Clean Lithium Corporation (“CLC”) under the laws of New York State as a wholly owned subsidiary with a nominal share capital of $100,000.

The sale by the Company of subsidiary stock and alpha-En warrants were as follows:

		Shares		Warrant	Value
		Common Stock	Warrants	Strike Price	Common Stock	Warrants	Total

2014
October 13, 2014	Clean Lithium Corporation	150,000	-		$123,000	$-	$123,000
	alpha-En Corporation	-	150,000	$0.20	-	27,000	27,000
		150,000	150,000		$123,000	$27,000	$150,000

2015
April 28, 2015	Clean Lithium Corporation	100,000	-		$61,000	$-	$61,000
	alpha-En Corporation	-	350,000	$0.40	-	39,000	39,000
July 30, 2015	Clean Lithium Corporation	300,000	-		300,000	-	300,000
	alpha-En Corporation	-	1,000,000	$0.20	-	50,000	50,000
August 28, 2015	Clean Lithium Corporation	180,000	-		180,000	-	180,000
	alpha-En Corporation	-	100,000	$0.20	-	5,000	5,000
December 3, 2015	Clean Lithium Corporation	100,000	-		100,000	-	100,000
	alpha-En Corporation	-	250,000	$0.77	-	30,000	30,000
		680,000	1,700,000		$641,000	$124,000	$765,000

alpha-En Corporation

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Following the sale of CLC’s shares, the ownership is as follows:

Shareholder	Shares	Percentage
alpha-En Corporation	9,170,000	91.70%
Non-controlling interests	830,000	8.30%
Total:	10,000,000	100.00%

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s subsidiaries. For consolidated entities where the Company owns less than 100% of the subsidiary, the Company records net income (loss) attributable to non-controlling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.  The Company may consolidate subsidiaries in which it owns less than 50% of the subsidiary but maintains voting control.

The Company’s consolidated financial statements include the accounts of the Company and its subsidiaries: Avenue Pictures, Inc., Wombat Productions, Inc. and Clean Lithium Corporation. All intercompany balances and transactions have been eliminated.

Use of Estimates

The Company’s consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. The Company’s significant estimates include, but are not limited to, useful lives assigned to long-lived assets, fair value measurements, stock-based compensation, accrued expenses, provisions for income taxes and contingencies. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

Fair Value Measurement

The Company follows accounting guidance on fair value measurements for financial assets and liabilities measured at fair value on a recurring basis. Under the accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

The accounting guidance requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices for similar assets or liabilities that are directly or indirectly observable in the marketplace.

Level 3: Unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

Accounts Payable and Accrued Expenses. The carrying amounts of accounts payable and accrued expenses approximate fair value as these accounts are largely current and short term in nature.

alpha-En Corporation

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Cash

As of December 31, 2015 and 2014, substantially all of the Company’s cash was held by major financial institutions and the balance at certain times may exceed the maximum amount insured by the Federal Deposits Insurance Corporation (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Property and Equipment

Office equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of each asset, generally five years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value.

Accounting for Warrants

The Company accounts for the issuance of common stock purchase warrants issued in connection with the equity offerings in accordance with the provisions of ASC 815, Derivatives and Hedging (“ASC 815”).  The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).  The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assesses the classification of its common stock purchase warrants as of the date of each offering and reassesses such classification at each financial reporting date. The Company determined that such instruments did not meet the criteria for liability classification.

Research and Development

Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Upfront and milestone payments due to third parties that perform research and development services on the Company’s behalf will be expensed as services are rendered or when the milestone is achieved.

Research and development costs primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third party contract research organizations, consultants, the cost of acquiring and manufacturing research trial materials, and costs associated with regulatory filings, laboratory costs and other supplies.

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. Certain licenses purchased by the Company require substantial completion of research and development and regulatory and marketing approval efforts in order to reach commercial feasibility and have no alternative future use.

Contingencies

The Company records accruals for contingencies and legal proceedings expected to be incurred in connection with a loss contingency when it is probable that a liability has been incurred and the amount can be reasonably estimated.

alpha-En Corporation

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

If a loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Stock-Based Compensation

The Company expenses stock-based compensation to employees over the requisite service period based on the estimated grant-date fair value of the awards and forfeiture rates. For stock-based compensation awards to non-employees, the Company remeasures the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as compensation expense in the period of change.

The Company estimates the fair value of stock options grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit.

Gain From Extinguishment of Accounts Payable

During the year ended December 31, 2014, the Company settled outstanding debt of $90,000 with its predecessor auditor, Schulman Wolfson & Abruzzo, LLP for $10,000 in cash. Therefore, the Company recognized a gain on extinguishment of accounts payable of approximately $80,000.

Loss Per Share

Basic loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share excludes the potential impact of common stock options, unvested shares of restricted stock and outstanding common stock purchase warrants because their effect would be anti-dilutive.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2015 and 2014 are as follows:

	As of December 31,
	2015	2014
Warrants to purchase common stock	1,850,000	-
Options to purchase common stock	3,720,000	2,520,000
Unvested restricted stock	650,000	-
Total	6,220,000	2,520,000

alpha-En Corporation

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Non-Controlling Interests

Non-controlling interests in consolidated entities represent the component of equity in consolidated entities held by third parties. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. These aspects of ASU 2016-09 are effective for reporting periods beginning after December 15, 2016, with early adoption permitted provided that all of the guidance is adopted in the same period. The Company is currently evaluating the impact of ASU 2016-09 on the consolidated financial statements and related disclosures.

Note 3 – Going Concern and Liquidity

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit of approximately $10.2 million and $8.4 million at December 31, 2015 and December 31, 2014, respectively, a net loss of approximately $1.8 million and $47,000 and approximately $895,000 and $95,000 net cash used in operating activities for the reporting periods then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further develop the intellectual property associated with its technology; broaden its patent portfolio; scale up our production of various products; and begin generating revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its technology and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional funds by way of a public or private offering and its ability to further develop its technology and generate sufficient revenue.

alpha-En Corporation

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

The components of property and equipment as of December 31, 2015 and 2014, at cost are (dollars in thousands):

		As of December 31,
($ in thousands)	Useful Life (Years)	2015	2014
Lab equipment	5	$2	$-
Total property and equipment		2	-
Less: Accumulated depreciation		-	-
Property and equipment, net		$2	$-

The Company’s depreciation expense for the years ended December 31, 2015 and 2014 was $0.

Note 5 – Related Party Transactions

Advances from Related Parties

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2015, the Company borrowed approximately $11,000 additional funds from its related parties and made $87,000 repayments to related parties. During the year ended December 31, 2014, the Company borrowed approximately $60,000 additional funds from related parties and made $13,000 repayments to related parties. During the year ended December 31, 2014, the Company also issued 869,565 shares of its common stock in lieu of payment of $50,000 to related parties. As of December 31, 2015 and December 31, 2014, the outstanding amount of the advances from related parties was $62,000 and $138,000, respectively.

Free Office Space

The Company has been provided office space by its Chairman of the Board at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Restricted Stock Grant to Chief Executive Officer and Associated Withholding Payments

As of December 31, 2015, due to the timing of a December grant of restricted stock, Steven M. Fludder, Chief Executive Officer, incurred a withholding tax obligation of $60,826 related to the grant of restricted stock. Mr. Fludder paid the Company the $60,826 in early 2016 and the Company subsequently remitted the withholding amounts, also in early 2016.

Other

The Chairman of the Board's son is an employee of the Company. His primary role is marketing and business development.

The son of a member of the Board of Directors was hired to provide web site development and in 2014 received an option for 420,000 shares as compensation for the work performed. The option has a strike price of $0.20, five year ratable vesting, a six year term and a grant date fair value of approximately $55,000.

alpha-En Corporation

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Note 6 – Stockholders’ Equity (Deficit)

Shares Authorized

The total number of shares of all classes of stock which the Company is authorized to issue is thirty-eight million (38,000,000) shares of which two million (2,000,000) shares are preferred stock, par value $.01 per share, one million (1,000,000) shares are Class B common stock, no par value, and thirty-five million (35,000,000) shares are common stock, par value $.01 per share.

Common Stock

On May 8, 2014, the Company issued 869,565 shares of its common stock in lieu of payment of a $50,000 advance from a related party.

On October 13, 2014, the Company entered into a private placement offering with an investor to sell 150,000 shares of CLC’s common stock and issue 150,000 warrants to purchase the Company’s common stock for $150,000. The warrants have a five year term and an exercise price of $0.20.

On April 28, 2015, the Company entered into a private placement offering with an investor to sell 100,000 shares of CLC’s common stock and issue 350,000 warrants to purchase the Company’s common stock for $100,000. The warrants have a four year term and an exercise price of $0.40.

On July 30, 2015, the Company entered into a private placement offering with an investor to sell 1,000,000 shares of its common stock and issue 1,000,000 warrants for $700,000. The warrants have a five year term and an exercise price of $0.20. The private placement also included the sale of 300,000 shares of CLC’s common stock for $300,000.

On August 28, 2015, the Company entered into a private placement offering with an investor to sell 100,000 shares of its common stock and issue 100,000 warrants for $70,000. The warrants have a five year term and an exercise price of $0.20. The private placement also included the sale of 180,000 shares of CLC’s common stock for $180,000.

On December 3, 2015, the Company entered into a private placement offering with an investor to sell 500,000 shares of its common stock and issue 250,000 warrants for $150,000. The warrants have a five year term and an exercise price of $0.77. The private placement also included the sale of 100,000 shares of CLC’s common stock for $100,000.

As of December 31, 2015 there were 1,850,000 warrants issued and outstanding.

Stock Options

2011 Option Grants

On February 23, 2011, the Company entered into an Option Agreement (“Option”) with a company owned 25% by a stockholder/officer, which had been conducting research and development in connection with the commercial manufacture of lithium metal for use in batteries and other applications under the Company’s proprietary license.

In exchange for the rights to the research and development and to further develop the lithium process, the Company granted an option to purchase 1,000,000 shares of its common stock exercisable at $0.11 per share, expiring five years from the date of the grant. The option was immediately exercisable and was subject to adjustment by the Company in the event there were any changes in the stock of the Company by reason of stock dividends, stock splits, reorganizations, mergers, consolidations, combinations, exchanges of share or if the number and price of shares available under the Option should be equitably adjusted by the Company. On May 9, 2014 the Company cancelled the 1,000,000 options by making a payment of $50,000 to the holders.

On February 24, 2011, the Company granted a consultant, which conducted research and development in connection with a proof of lithium process, an option to purchase 100,000 common shares exercisable at $0.11 per share. Such option was exercised on January 21, 2016.

alpha-En Corporation

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

2013 Option Grants

On February 20, 2013, the Company granted its corporate secretary an option to purchase 250,000 common shares exercisable at $0.10 per share.  The options expire on February 20, 2018 and vest 25% annually commencing on February 20, 2014.

2014 Option Grants

On July 28, 2014, the Company granted an advisory board member an option to purchase 250,000 common shares exercisable at $0.20 per share. The options expire on July 28, 2019 and vest 20% annually commencing on July 28, 2015.

On September 25, 2014, the Company approved compensatory stock option grants for certain individuals and entities that have provided or have agreed to provide legal, operational and scientific services to the Company. Such grants are accounted for at fair value over the vesting period. On September 25, 2014, the Company granted an employee an option to purchase 100,000 common shares exercisable at $0.20 per share. The options expire on September 25, 2018 and vest 50% annually commencing on September 25, 2015. On September 25, 2014, the Company granted an attorney an option to purchase 150,000 common shares exercisable at $0.20 per share. The options expire on September 25, 2018 and vest 33% annually commencing on September 25, 2015. On September 25, 2014, the Company granted a consultant an option to purchase 420,000 common shares exercisable at $0.20 per share expiring on September 25, 2020. The option vests at 25% annually commencing on September 25, 2015. On September 25, 2014, the Company granted a consultant an option to purchase 1,000,000 common shares exercisable at $0.20 per share expiring on September 25, 2020. The option vests at 20% annually commencing on September 25, 2015. On September 25, 2014, the Company granted an advisory board member an option to purchase 250,000 common shares exercisable at $0.20 per share expiring on September 25, 2019. The option vests 25% on each of September 25, 2015 and 2016, and February 20, 2017 and 2018.

2015 Option Grants

On July 28, 2015, the Company granted an employee an option to purchase 150,000 common shares exercisable at $0.20 per share. The options expire on July 28, 2020 and 50% of the options vested on July 28, 2016, and the remaining 50% vest on July 28, 2017.

On October 13, 2015, the Company granted an employee an option to purchase 300,000 common shares exercisable at $0.36 per share. The options expire on October 13, 2020 and vest at 33% annually commencing on October 13, 2016.

On October 20, 2015, Steven M. Fludder was appointed to be the Company’s Chief Executive Officer. Jerome I. Feldman, the Company’s continuing Chairman of the Board, resigned such position in order to bring in Mr. Fludder. Pursuant to a term sheet, the Company granted Mr. Fludder 350,000 shares of the Company’s common stock on December 18, 2015 and an additional 650,000 shares of common stock on January 15, 2016. In addition, the Company granted stock options on October 20, 2015 to purchase 250,000 shares of common stock exercisable at $0.40 per share. 100,000 options vest on October 20, 2016, 75,000 options vest on October 20, 2017 and the remaining 75,000 vest on October 20, 2018.

On July 28, 2015, the Company granted a consultant an option to purchase 500,000 common shares exercisable at $0.20 per share expiring on July 28, 2019. The option vests at 20% annually commencing on July 28, 2015. The Company accounts for this grant at fair value over the vesting period.

The grant date fair value of stock options granted during the year ended December 31, 2015 and 2014 was approximately $135,000 and $281,000, respectively.  The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained.  The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%.  The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 110 for “plain vanilla” options. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price's daily logarithmic returns. The fair value of options granted in 2015 and 2014 was estimated using the following assumptions:

alpha-En Corporation

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

	As of December 31,
	2015	2014
Exercise price	$0.20 - $0.40	$0.20
Expected stock price volatility	74.34% - 85.15%	81.62% - 95.10%
Risk-free rate of interest	0.69% - 1.78%	1.01% - 1.75%
Term (years)	2.0 - 6.5	2.5 - 5.0

A summary of options granted to employees for the year ended December 31, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value as of December 31, 2015	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2015	350,000	$0.13	$46,000	3.3
Employee options granted	700,000	0.34	455,000	6.5
Outstanding as of December 31, 2015	1,050,000	$0.27	$756,500	5.1
Options vested and expected to vest	1,050,000	$0.27	$756,500	5.1
Options vested and exercisable	175,000	$0.13	$150,750	2.3

A summary of options that the Company granted to non-employees for the year ended December 31, 2015 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value as of December 31, 2015	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2015	2,170,000	$0.20	$289,200	5.1
Non-employee options granted	500,000	0.20	395,000	3.6
Outstanding as of December 31, 2015	2,670,000	$0.20	$2,118,300	4.0
Options vested and expected to vest	2,670,000	$0.20	$2,118,300	4.0
Options vested and exercisable	646,500	$0.19	$519,735	3.5

Estimated future stock-based compensation expense relating to unvested stock options is approximately $2.9 million as of December 31, 2015.

A summary of options granted to employees for the year ended December 31, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value as of December 31, 2014	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2014	250,000	$0.10	$40,000	4.1
Employee options granted	100,000	0.20	6,000	3.7
Outstanding as of December 31, 2014	350,000	$0.13	$46,000	3.3
Options vested and expected to vest	350,000	$0.13	$46,000	3.3
Options vested and exercisable	62,500	$0.10	$10,000	3.1

alpha-En Corporation

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

A summary of options that the Company granted to non-employees for the year ended December 31, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value as of December 31, 2014	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2014	1,100,000	$0.11	$165,000	2.1
Non-employee options granted	2,070,000	0.20	124,200	5.3
Non-employee options forfeited	(1,000,000)	0.11	-	-
Outstanding as of December 31, 2014	2,170,000	$0.20	$289,200	5.1
Options vested and expected to vest	2,170,000	$0.20	$289,200	5.1
Options vested and exercisable	100,000	$0.11	$15,000	1.1

Restricted Stock

On October 20, 2015, Steven M. Fludder was appointed to be the Company’s Chief Executive Officer. Jerome I. Feldman, the Company’s continuing Chairman of the Board, resigned such position in order to bring in Mr. Fludder. Pursuant to a term sheet the Company granted Mr. Fludder 350,000 shares of the Company’s common stock on December 18, 2015 and an additional 650,000 shares of common stock on January 15, 2016.

A summary of the restricted stock award activity for the year ended December 31, 2015 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at January 1, 2015	-	$-
Granted	1,000,000	$0.40
Vested	(350,000)	$0.40
Nonvested at December 31, 2015	650,000	$0.40

Warrants

A summary of the status of the Company’s outstanding warrants as of December 31, 2015 and changes during the year then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value as of December 31, 2015	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2015	500,000	$0.34	$9,000	4.4
Issued	1,350,000	0.31	924,000	4.6
Outstanding as of December 31, 2015	1,850,000	$0.31	$1,249,000	4.3
Warrants exercisable	1,850,000	$0.31	$1,249,000	4.3

A summary of the status of the Company’s outstanding warrants as of December 31, 2014 and changes during the year then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value as of December 31, 2014	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2014	-	$-	$-	-
Issued	500,000	0.34	9,000	4.4
Outstanding as of December 31, 2014	500,000	$0.34	$9,000	4.4
Warrants exercisable	500,000	$0.34	$9,000	4.4

alpha-En Corporation

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

Stock-based Compensation Expense

Stock-based compensation expense for the year ended December 31, 2015 and 2014 was comprised of the following (in thousands):

	For the Years Ended December 31
	2015	2014
Employee restricted stock units awards	$264	$-
Employee stock option awards	30	6
Non-employee option awards	687	44
Total compensation expense	$981	$50

Note 7 – Deferred Tax Assets and Income Tax Provision

The Company had no income tax expense due to operating loss incurred for the years ended December 31, 2015 and 2014.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2015 and 2014 are comprised of the following (dollars in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Net-operating loss carryforward	$342	$-
Stock based compensation	431	20

Total Deferred Tax Assets	773	20
Valuation allowance	(773)	(20)
Net Deferred Tax Asset	-	-

	For the year ended
	2015	2014
Federal
Current	$-	$-
Deferred	643	17
State
Current	-	-
Deferred	110	3
Change in Valuation Allowance	(753)	(20)
Income Tax Provision (Benefit)	-	-

At December 31, 2015, the Company had net operating loss carry forwards for federal and state tax purposes of approximately $900,000 which expires in 2035. The Company had generated net operating losses, which the Company’s preliminary analysis indicates would be subject to significant limitations pursuant to Internal Revenue Code Section 382. Therefore, the Company recorded no deferred tax asset related to the Company’s previous net operating loss carryforwards. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC has occurred.

alpha-En Corporation

December 31, 2015 and 2014

Notes to the Consolidated Financial Statements

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment.  In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2015.  The valuation allowance increased by approximately $753,000 and $20,000 for the years ended as of December 31, 2015 and 2014, respectively.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the years ended December 31,
	2015	2014
Statutory Federal Income Tax Rate	(34.0)%	(34.0)%
State Taxes, Net of Federal Tax Benefit	(5.8)%	(5.8)%
Change in Valuation Allowance	39.8%	39.8%

Income Taxes Provision (Benefit)	0.0%	0.0%

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2015.

The Company is in the process of preparing all historical federal and state tax returns.  Therefore, the Company’s net operating loss carryovers will not be available to offset future taxable income, if any, until the tax returns are filed.

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Company determined that the following reportable subsequent event(s) need to be disclosed:

Pursuant to a term sheet relating to Mr. Fludder’s employment offer, the Company issued Mr. Fludder 650,000 shares of common stock in January 2016.

On March 22, 2016, the Company entered into a lease (the “Lease”) with Hudson View Building #3, LLC (the “Landlord”), for office and laboratory space located in Yonkers, New York (the “Leased Premise”). The Leased Premise consists of approximately 8,000 square feet. The Lease has a term of 87 months from the lease commencement date, which is the date upon which the Landlord has substantially completed certain interior leasehold improvements to the Leased Premise. The annual rent for the first year of the lease is approximately $208,000, increasing by 1.5% on each anniversary of the lease commencement date. In the event of a termination of the Lease following a default by the Company, the Company will be obligated to pay the sum of the rent payable for the remainder of the Lease term.

In March and April of 2016, the Company completed private placements with investors issuing 554,689 shares of common stock and 221,875 warrants to purchase common stock for a total aggregate amount of $355,000. The warrants have a five year term, an exercise price of $0.97 and were exercised in August 2016. The investors were granted 221,875 additional warrants in August 2016 with a five year term and an exercise price of $2.70 per share.

On June 3, 2016, the Company entered into a private placement offering with an investor to issue 100,000 shares of its common stock for $250,000.

In September 2016, the Company entered into a private placement offering with an investor to issue 40,000 shares of common stock and 100,000 warrants to purchase common stock for $100,000. The warrants have a five year term and an exercise price of $2.94 per share.

