Form 10-Q
period 2016-03-31
alpha-En Corp
filed 2017-01-17
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File Number: 000-12885

alpha-En Corporation

(Exact name of registrant as specified in its charter)

Delaware	95-4622429
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

120 White Plains Road, Suite 425, Tarrytown, New York 10591

(914) 418-2000

(Address and telephone number of principal executive offices)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of January 5, 2017, there were 32,892,089 shares of common stock outstanding.

EXPLANATORY NOTE

We are filing this report on Form 10-Q in order to become current in our filing obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and additional filings subsequent to this Form 10-Q will be required before we become current with such obligations. We are a technology company in the developmental stage and we were unable to file our periodic reports primarily due to our inability to generate net income from operations and our limited working capital. As a result, the Company was unable (i) to maintain an adequate financial staff, and (ii) to retain the necessary advisors to prepare and complete the financial reports required by the Exchange Act and the rules and regulations of the SEC.

Due to these constraints, we were unable to prepare and timely file the required reports with the SEC under the Exchange Act. This Form 10-Q should be read together and in connection with the other reports filed by us with the SEC for a comprehensive description of our current financial condition and operating results. In the interest of complete and accurate disclosure, we have included current information in this Form 10-Q for certain material events and developments that have taken place through the date of the filing of this Form 10-Q.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2016	December 31, 2015

ASSETS
Current assets
Cash	$693	$730
Prepaid expenses	340	301
Due from related party	-	61
Total current assets	1,033	1,092

Property and equipment, net	36	2
Total assets	$1,069	$1,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$319	$341
Advances from related parties	92	62
Total current liabilities	411	403

Total liabilities	411	403

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock par value $0.01: 2,000,000 shares authorized; none issued or outstanding	-	-
Class B common stock no par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.01: 35,000,000 shares authorized; 33,423,026 and 32,235,525 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	334	322
Additional paid-in capital	11,692	10,705
Treasury stock at cost: 714,750 shares as of March 31, 2016 and December 31, 2015	(69)	(69)
Accumulated deficit	(11,134)	(10,169)
Shareholders' equity attributed to alpha-En Corporation stockholders	823	789
Non-controlling interest	(165)	(98)
Total stockholders' equity	658	691
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,069	$1,094

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Operating expenses
General and administrative	$583	$28
Legal and professional fees	49	7
Research and development	394	28
Total operating expenses	1,026	63
Net loss	(1,026)	(63)
Less: net loss attributable to non-controlling interest	(61)	(1)
Net loss attributable to alpha-En Corporation	$(965)	$(62)

Net loss per share attributable to alpha-En Corporation common stockholders
Basic and diluted	$(0.03)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	32,448,987	30,285,525

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(Unaudited)

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Equity
Balance at December 31, 2015 (as previously reported)	28,649,497	286	10,741	714,750	(69)	(10,169)	(98)	691
Correction to outstanding shares (See Note 6)	3,586,028	36	(36)	-	-	-	-	-
Balance at December 31, 2015 (as adjusted)	32,235,525	322	10,705	714,750	(69)	(10,169)	(98)	691
Stock based compensation	-	-	627	-	-	-	-	627
Issuance of restricted stock to employee	650,000	7	(7)	-	-	-	-	-
Options exercised for cash	100,000	1	10	-	-	-	-	11
Issuance of common stock and warrants in a private placement	437,501	4	276	-	-	-	-	280
Issuance of subsidiary common stock for service	-	-	81	-	-	-	(6)	75
Net loss	-	-	-	-	-	(965)	(61)	(1,026)
Balance at March 31, 2016	33,423,026	$334	$11,692	714,750	$(69)	$(11,134)	$(165)	$658

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(1,026)	$(63)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	-
Stock-based compensation	627	35
Issuance of subsidiary common stock for service	75	-
Changes in operating assets and liabilities of business:
Prepaid expenses	(39)	(69)
Due from related parties	61	-
Accounts payable and accrued expenses	(22)	2
Net cash used in operating activities	(323)	(95)

Cash flows from investing activities
Purchase of fixed assets	(35)	(2)
Net cash used in investing activities	(35)	(2)

Cash flows from financing activities
Options exercised for cash	11	-
Proceeds from issuance of common stock and warrants in private placement	280	-
Advances from related parties	50	-
Repayments of advances from related parties	(20)	-
Net cash provided by financing activities	321	-

Net decrease in cash	(37)	(97)
Cash at beginning of period	730	103
Cash at end of period	$693	$6

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization and Operations

alpha-En Corporation (together with its subsidiaries, the “Company”) was incorporated in Delaware on March 7, 1997.

On February 25, 2009, alpha-En Corporation was granted a license for an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries. After much effort, it was determined the process was not commercially feasible and efforts surrounding this technology were abandoned in 2011. The Company has settled an amendment and release related to this license. (See Note 7)

During 2011 and 2012, alpha-En Corporation devoted its resources to developing proprietary technology to produce highly pure lithium metal.

In 2013, alpha-En Corporation invented a new process for the production of highly pure lithium metal and associated products at room temperature and subsequently broadened its focus to develop products and processes derived from its new core proprietary technology, including battery components and compounds of lithium.

During the period from 2013 to the present, alpha-En Corporation has been exclusively focused on developing its own technology for the production of highly pure lithium metal, from the bench scale through multiple demonstrations, with the end goal of commercialization. During this time, alpha-En Corporation has also been pursuing strategic partnerships both commercially and with research institutions.

Formation of Majority-Owned Subsidiary

In September 2014, alpha-En Corporation formed Clean Lithium Corporation (“CLC”) under the laws of New York State as a wholly owned subsidiary with a nominal share capital of $100,000.

Following the sale of CLC’s shares, the ownership is as follows:

Stockholder	Shares	Percentage
alpha-En Corporation	9,095,000	90.95%
Non-controlling interests	905,000	9.05%
Total:	10,000,000	100.00%

Note 2 – Going Concern and Liquidity

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $11.1 million and $10.2 million at March 31, 2016 and December 31, 2015, respectively. A net loss of approximately $965,000 and $62,000, and approximately $323,000 and $95,000 net cash used in operating activities for the three months ended March 31, 2016 and 2015, respectively.

The Company is attempting to further develop the intellectual property associated with its technology; broaden its patent portfolio; scale up our production of various products; and begin generating revenue; however, the Company’s cash position is not sufficient to support its daily operations. While the Company believes in the viability of its strategy and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional funds by way of a public or private offering and its ability to further develop its technology and generate sufficient revenue.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Significant and Critical Accounting Policies and Practices

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. For consolidated entities where the Company owns less than 100% of the subsidiary, the Company records net income (loss) attributable to non-controlling interests in its condensed consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments (consisting of normal recurring adjustments unless otherwise indicated) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.

Certain information in footnote disclosures normally included in the financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations for interim reporting. The financial results for the periods presented may not be indicative of the full year’s results.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed on October 20, 2016.

The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The Company’s unaudited condensed consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. The Company’s significant estimates include, but are not limited to, useful lives assigned to long-lived assets, fair value measurements, stock-based compensation, accrued expenses, provisions for income taxes and contingencies. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

Fair Value Measurements

Accounts Payable and Accrued Expenses. The carrying amounts of accounts payable and accrued expenses approximate fair value as these accounts are largely current and short term in nature.

Cash

As of March 31, 2016 and December 31, 2015, substantially all of the Company’s cash was held at major financial institutions and the balance at certain accounts may exceed the maximum amount insured by the Federal Deposit Insurance Corporation. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Property and Equipment

Office equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of each asset, generally three years.

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value. There was no impairment of long lived assets during the quarter ended March 31, 2016.

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

Research and development costs primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third party contract research organizations, consultants, the cost of acquiring and manufacturing clinical trial materials, and costs associated with regulatory filings, laboratory costs and other supplies.

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

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2016 and 2015 are as follows:

	As of March 31,
	2016	2015
Warrants to purchase common stock	2,025,000	150,000
Options to purchase common stock	4,170,000	2,670,000
Total	6,195,000	2,820,000

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new pronouncement on its consolidated statements of cash flows.

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Property and Equipment

The components of property and equipment as of March 31, 2016 and December 31, 2015, at cost are (dollars in thousands):

($ in thousands)	Useful Life (Years)	March 31, 2016	December 31, 2015
Lab equipment	3	2	2
Office furniture and equipment	3	4	-
Leasehold improvement		31	-
Gross property and equipment		37	2
Less: Accumulated depreciation		(1)	-
Property and equipment, net		$36	$2

The Company’s depreciation expense for the three months ended March 31, 2016 and 2015 was $1,000 and $0, respectively.

Note 5 – Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

As of March 31, 2016 and December 31, 2015, the outstanding amount of the advances from related parties was approximately $92,000 and $62,000, respectively. During the three months ended March 31, 2016, advances from related parties was $50,000 and the Company repaid $20,000 to related parties.

Free Office Space

The Company has been provided office space by its Executive Chairman of the Board at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Restricted Stock Grant to Chief Executive Officer and Associated Withholding Payments

During three months ended March 31, 2016, Steven M. Fludder, Chief Executive Officer, paid the Company a withholding tax obligation of $198,000 related to the grant of restricted stock in 2015.

Note 6 – Stockholders’ Equity

Adjustment to Outstanding Shares and Options

In the consolidated financial statements for the years ended December 31, 2015 and 2014 filed with the SEC, the Company incorrectly excluded 3.6 million shares of common stock and 150,000 non-employee stock options, of which 75,000 were vested, in the calculation of basic and diluted earnings per share, weighted average and number of common shares outstanding. Given the net loss in 2014 and 2015, the excluded stock options had no impact earnings per share as their effect, if included, would have been anti-dilutive. In addition, the exclusion of 3.6 million shares of common stock also did not have a material effect on earnings per share. As a result, net loss per common share outstanding, basic and diluted, weighted average and the number of common shares outstanding were misstated by an amount that the Company has determined to be immaterial. The exclusion of such shares does not affect total stockholders’ equity or net loss.

The following table provides a comparison between the previously filed numbers and the numbers after the correction as of December, 31(in thousands, except share):

	Previous Filings		After Correction of Error
	2015	2014	2015	2014
Total shares outstanding	28,649,497	26,699,497	32,235,525	30,285,525
Common stock	$286	$267	$322	$303
Additional paid-in capital	$10,741	$8,130	$10,705	$8,094

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides a comparison between the previously filed numbers and the numbers after the correction for the years ended December, 31:

	Previous Filings		After Correction of Error
	2015	2014	2015	2014
Net loss	$1,792,000	$47,000	$1,792,000	$47,000
Net loss per share	$(0.07)	$(0.00)	$(0.06)	$(0.00)
Weighted-average shares	27,263,059	26,394,554	30,849,087	29,980,582

In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 (“SAB 99”), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting periods affected. Therefore, as permitted by SAB 99, the Company corrected, in the current filing, the calculation of basic earnings per share and weighted average number of common shares outstanding as of December 31, 2015.

Common Stock

During three months ended March 31, 2016, the Company entered into six private placement offerings with six investors and issued 437,501 shares of its common stock and warrants to purchase 175,000 shares of common stock for $280,000. The warrants have a 5-year term and an exercise price of $0.97. The Company also issued 75,000 shares of its subsidiary, CLC, to a consultant for the service provided, and the shares were valued at $1.00 per share.

As of March 31, 2016, there were warrants to purchase 2,025,000 shares of common stock issued and outstanding.

Stock Options

The grant date fair value of stock options granted during the three months ended March 31, 2016 was approximately $223,000. The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin for “plain vanilla” options. The expected term for stock options granted with performance and/or market conditions represents the estimated period estimated by management by which the performance conditions will be met. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. The fair value of options granted in the three months ended March 31, 2016 was estimated using the following weighted-average assumptions:

As of March 31, 2016
Exercise price	$0.90
Expected stock price volatility	80%
Risk-free rate of interest	1.34%
Term (years)	4.6

A summary of option activity under the Company’s employee stock option plan for the three months ended March 31, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015	1,050,000	$0.27	$757,000	5.1
Employee options granted	400,000	0.90	-	6.8
Outstanding as of March 31, 2016	1,450,000	$0.44	$1,271,000	5.4
Options vested and expected to vest as of March 31, 2016	1,450,000	$0.44	$1,271,000	5.4
Options vested and exercisable as of March 31, 2016	237,500	$0.12	$285,000	2.0

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Estimated future stock-based compensation expense relating to unvested employee stock options is approximately $313,000 as of March 31, 2016 and will be amortized over 3.8 years.

A summary of activity of options granted to non-employees for the three months ended March 31, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015 (as reported)	2,670,000	$0.20	$2,118,000	4.0
Adjustment to stock options	150,000	0.10	134,000	2.1
Outstanding as of December 31, 2015	2,820,000	$0.19	$2,252,000	3.9
Non-employee options exercised	(100,000)	0.11	-	-
Outstanding as of March 31, 2016	2,720,000	$0.19	$3,061,000	3.8
Options vested and expected to vest as of March 31, 2016	2,720,000	$0.19	$3,061,000	3.8
Options vested and exercisable as of March 31, 2016	995,000	$0.19	$1,126,000	3.9

Restricted Stock

A summary of the restricted stock award activity for the three months ended March 31, 2016 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	650,000	$0.40
Vested	(650,000)	$0.40
Nonvested at March 31, 2016	-	$-

Warrants

A summary of the status of the Company’s outstanding warrants as of March 31, 2016 and changes during the three months ended March 31, 2016 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015	1,850,000	$0.31	$1,249,000	4.3
Issued	175,000	0.97	61,000	4.9
Outstanding as of March 31, 2016	2,025,000	$0.37	$1,921,000	4.1
Warrants exercisable as of March 31, 2016	2,025,000	$0.37	$1,921,000	4.1

Stock-based Compensation Expense

Stock-based compensation expense for the three months ended March 31, 2016 and 2015 was comprised of the following (dollars in thousands):

	For the Three Months Ended March 31
	2016	2015
Employee restricted stock awards	$136	$-
Employee stock option awards	31	3
Non-employee option awards	460	32
Total compensation expense	$627	$35

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Contingencies and Commitments

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

The Company estimated the lease commencement date is in February, 2017. Contractual minimal lease payments are as follows (in thousands):

2016	$-
2017	139
2018	210
2019	213
2020	217
Thereafter	744
Total	$1,523

On February 25, 2009, the Company was granted an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries and other fields. Commencing in October 2010, working through a third party, the Company conducted a series of tests to determine if the process worked and, based on the results, initially believed that the process produced lithium, however it did not prove to be commercially feasible and research and development efforts involving this license were abandoned. In exchange for the license, the Company had certain financial, share issuance and royalty obligations if certain sale thresholds were met. However, since contractually agreed thresholds were not met and the technology was not used, the Company negotiated an amendment and release related to this license in November 2016. Pursuant to the amendment and release, and subject to certain contingencies set forth in the amendment and release, the third party will retain two million of the three million total shares from the original license and will forfeit the remaining one million shares. The two million shares to be retained by the third party will be subject to customary transfer restrictions for restricted shares. No effect has been given to this transaction in the accompanying financial statements.

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following reportable subsequent event(s) need to be disclosed:

In April 2016, the Company entered into a private placement offering with an investor and issued 117,188 shares of the Company’s common stock and 46,875 warrants for $75,000. The warrants have a 5-year term and an exercise price of $0.97.

In June 2016, the Company entered into a private placement offering with an investor and issued 100,000 shares of the Company’s common stock and 250,000 warrants for $250,000. The warrants have a 5-year term and an exercise price of $3.97. 100,000 shares issued in this offering is subjected to “price protection” for a twelve-month period. Specifically, in the event the Company issues to any person common stock or their equivalent at a lower price per share than $2.50 (the “Lower Price”), the Company shall, simultaneously with the issuance of such shares, issued that investor a number of additional common shares (the “Additional Shares”) necessary to cause the 100,000 purchased plus the Additional Shares to have a combined average cost per share equal to the Lower Price, provided that in no event shall the Additional Shares exceed 100,000 shares. The price protection featured was analyzed by the Company and the Company determined that such feature was not required to be bifurcated from the common stock and recorded as a derivative as the price protection feature is clearly and closely related to an equity host. In November 2016, the Lower Price was triggered and the Company became obligated to issue an additional 100,000 shares of common stock under the arrangement.

In August 2016, the Company entered into a private placement offering with an investor and issued 40,000 shares of the Company’s common stock and 100,000 warrants for $100,000. The warrants have a 5-year term and an exercise price of $2.94.

In August 2016, 221,875 warrants with a weighted average exercise price of $0.97 were exercised for cash consideration of $215,000. The investors were granted 221,875 additional warrants in August 2016 with a 5-year term and an exercise price of $2.70 per share.

On November 1, 2016, the Company entered into an additional private placement offering with an investor and sold 100,000 shares of common stock and 250,000 warrants for $100,000. The warrants have a 5-year term and an exercise price of $1.16 per share.

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On February 25, 2009, the Company was granted an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries and other fields by a third party. However, since contractually agreed thresholds were not met and the technology was not used, the Company negotiated an amendment and release related to this license in November 2016. Pursuant to the amendment and release, and subject to certain contingencies set forth in the amendment and release, the third party will retain two million of the three million total shares from the original license and will forfeit the remaining one million shares. The two million shares to be retained by the third party will be subject to customary transfer restrictions for restricted shares. No effect has been given to this transaction in the accompanying financial statements.

On December 6, 2016, the Company cancelled 210,000 shares and exchanged 210,000 shares into 210,000 options with an exercise price of $1.08 and a 5-year term to a consultant who previously performed services prior to 2014. The consultant is related to George McKeegan, a Board member of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization and Operations

alpha-En Corporation (together with its subsidiaries, the “Company”) was incorporated in Delaware on March 7, 1997.

On February 25, 2009, alpha-En Corporation was granted a license for an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries. After much effort, it was determined the process was not commercially feasible and efforts surrounding this technology were abandoned in 2011. We have settled an amendment and release related to this license.

During 2011 to 2012, alpha-En Corporation devoted its resources to developing proprietary technology to produce highly pure lithium metal.

In 2013, alpha-En Corporation invented a new process for the production of highly pure lithium metal and associated products at room temperature and subsequently broadened its focus to develop products and processes derived from its new core proprietary technology, including battery components and compounds of lithium.

During the years 2013 to the present, alpha-En Corporation has been exclusively focused on developing its own technology for the production of highly pure lithium metal, from the bench scale through multiple demonstrations, with the end goal of commercialization. During this time, alpha-En Corporation has also been pursuing strategic partnerships both commercially and with research institutions.

In September 2014, alpha-En Corporation formed Clean Lithium Corporation (“CLC”) under the laws of New York State with a nominal share capital of $100,000. CLC was formed to hold certain of our intellectual property and to further develop and commercialize our technology. As of March 31, 2016, we owned approximately 91.0% of CLC’s outstanding capital stock.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

General and administrative expenses were approximately $583,000 for the three months ended March 31, 2016 as compared to approximately $28,000 for the three months ended March 31, 2015. The increase in general and administrative expenses mostly relates to increased stock based compensation which was approximately $369,000 for the three months ended March 31, 2016 as compared to approximately $20,000 for the three months ended March 31, 2015.

Legal and professional fees were approximately $49,000 for the three months ended March 31, 2016 as compared to approximately $7,000 for the three months ended March 31, 2015. The increase in legal and professional fees was due to accounting and legal services incurred in relation to the filing of our annual and quarterly financials.

Research and development expenses were approximately $394,000 for the three months ended March 31, 2016 as compared to approximately $28,000 for the three months ended March 31, 2015. The increase in research and development expenses mostly relates to increased stock based compensation which was approximately $258,000 for the three months ended March 31, 2016 as compared to approximately $15,000 for the three months ended March 31, 2015. Other increase in research and development expenses resulted from scaling up of our efforts to develop and demonstrate our technology.

Net loss attributable to non-controlling interest was approximately $61,000 for the three months ended March 31, 2016 as compared to approximately $1,000 for the three months ended March 31, 2015. The increase was partly due to the increase in the non-controlling interest’s ownership percentage of CLC from 1.5% for the three months ended March 31, 2015 to 9.1% for the three months ended March 31, 2016 and partly due to the increased loss of CLC.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $11.1 million and $10.2 million at March 31, 2016 and December 31, 2015, respectively. A net loss of approximately $965,000 and $62,000, and approximately $323,000 and $95,000 net cash used in operating activities for the three months ended March 31, 2016 and 2015, respectively.

The Company is attempting to further develop the intellectual property associated with its technology; broaden its patent portfolio; scale up our production of various products; and begin generating revenue; however, the Company’s cash position is not sufficient to support its daily operations. While the Company believes in the viability of its strategy and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional funds by way of a public or private offering and its ability to further develop its technology and generate sufficient revenue.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

As of March 31, 2016, we had working capital of approximately $622,000 compared to approximately $689,000 at December 31, 2015.

In April 2016, we entered into a private placement offering with an investor and issued 117,188 shares of our common stock and 46,875 warrants for $75,000. The warrants have a 5-year term and an exercise price of $0.97.

In June 2016, we entered into a private placement offering with an investor and issued 100,000 shares of our common stock and 250,000 warrants for $250,000. The warrants have a 5-year term and an exercise price of $3.97. 100,000 shares issued in this offering is subjected to “price protection” for a twelve-month period. Specifically, in the event we issue to any person common stock or their equivalent at a lower price per share than $2.50 (the “Lower Price”), we shall, simultaneously with the issuance of such shares, issue that investor a number of additional common shares (the “Additional Shares”) necessary to cause the 100,000 purchased plus the Additional Shares to have a combined average cost per share equal to the Lower Price, provided that in no event shall the Additional Shares exceed 100,000 shares. The price protection featured was analyzed by us and we determined that such feature was not required to be bifurcated from the common stock and recorded as a derivative as the price protection feature is clearly and closely related to an equity host. In November 2016, the Lower Price was triggered and we became obligated to issue an additional 100,000 shares of common stock under the arrangement.

In August 2016, we entered into a private placement offering with an investor and issued 40,000 shares of our common stock and 100,000 warrants for $100,000. The warrants have a 5-year term and an exercise price of $2.94.

On November 1, 2016, we entered into an additional private placement offering with an investor and sold 100,000 shares of common stock and 250,000 warrants for $100,000. The warrants have a 5-year term and an exercise price of $1.16 per share.

The table below sets forth selected cash flow data for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(323)	$(95)
Net cash used in investing activities	(35)	(2)
Net cash provided by financing activities	321	-
Net decrease in cash and cash equivalents	$(37)	$(97)

The success of our business plan during the next 12 months and beyond is contingent upon us generating sufficient revenue to cover our costs of operations, or upon us obtaining additional financing. We believe that our current capital resources are not sufficient to support our operations for the next 12 months. We intend to finance our operations through debt and/or equity financings. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. We intend to use all commercially-reasonable efforts at our disposal to raise sufficient capital to run our operations on a go forward basis.

Off Balance Sheet Arrangements

None

Commitments

On March 22, 2016, we entered into a lease (the “Lease”) with Hudson View Building #3, LLC (the “Landlord”), for office and laboratory space located in Yonkers, New York (the “Leased Premise”). The Leased Premise consists of approximately 8,000 square feet. The Lease has a term of 87 months from the lease commencement date, which is the date upon which the Landlord has substantially completed certain interior leasehold improvements to the Leased Premise. The annual rent for the first year of the lease is approximately $208,000, increasing by 1.5% on each anniversary of the lease commencement date. In the event of a termination of the Lease following a default by us, we will be obligated to pay the sum of the rent payable for the remainder of the Lease term.

We estimated the lease commencement date is in February, 2017. Contractual minimal lease payments are as follows (in thousands):

2016	$-
2017	139
2018	210
2019	213
2020	217
Thereafter	744
Total	$1,523

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer, and our Principal Financial and Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. We have added additional resources and expect to remediate the material weakness in our disclosure controls and procedures end of our fiscal quarter ending June 30, 2017.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer, and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

During the fiscal year 2016, we, together with our independent registered public accounting firm, identified material weaknesses in our internal control over financial reporting, as described below. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting resulted from operating deficiencies which are listed below. To remediate the material weaknesses, we are initiating controls and procedures to formally monitor new transactions and events that change our business so that we consider material impacts to our financial statements, including proper recording and disclosure of those transactions or events as well as documenting the related significant estimates and judgments made by management.

●	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the U.S. (“GAAP”) and the financial reporting requirements of the U.S. Securities and Exchange Commission;

●	There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements;

●	Insufficient segregation of duties, oversight of work performed and lack of compensating controls in the Company’s finance and accounting functions due to limited personnel;

●	Inadequate controls surrounding related party transactions, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded;

●	Management has not performed a proper evaluation of 1) the disclosure controls and procedures and 2) internal control over financial reporting; and

●	Inadequate controls over Company arrangements and contract management.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition and results of operations or cash flows.

Item 1A. Risk Factors.

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During three months ended March 31, 2016, the Company entered into six private placement offerings with six investors and issued 437,501 shares of its common stock and warrants to purchase 175,000 shares of common stock for $280,000. The warrants have a 5-year term and an exercise price of $0.97. The Company also issued 75,000 shares of its subsidiary, CLC, to a consultant for the service provided, and the shares were valued at $1.00 per share. All of the foregoing issuances were exempt from registration requirements under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

alpha-En Corporation

Date: January 17, 2017

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Executive Chairman, Chief Financial Officer and Treasurer (principal financial and accounting officer)

