Form 10-Q
period 2016-06-30
alpha-En Corp
filed 2017-01-17
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2016

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

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS
Current assets
Cash	$580	$730
Prepaid expenses	168	301
Due from related party	-	61
Total current assets	748	1,092

Property and equipment, net	115	2
Total assets	$863	$1,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$383	$341
Advances from related parties	92	62
Total current liabilities	475	403

Total liabilities	475	403

COMMITMENTS AND CONTINGENCIES

Shareholders’ equity:
Preferred stock par value 0.01: 2,000,000 shares authorized; none issued or outstanding	-	-
Class B common stock no par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value 0.01: 35,000,000 shares authorized; 33,640,214 and 32,235,525 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	337	322
Additional paid-in capital	14,031	10,705
Treasury stock at cost: 714,750 shares as of June 30, 2016 and December 31, 2015	(69)	(69)
Accumulated deficit	(13,569)	(10,169)
Shareholders’ equity attributed to alpha-En Corporation stockholders	730	789
Non-controlling interest	(342)	(98)
Total stockeholders’ equity	388	691
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$863	$1,094

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Operating expenses
General and administrative	$904	$25	$1,487	$53
Legal and professional fees	196	7	245	14
Research and development	1,509	52	1,903	80
Total operating expenses	2,609	84	3,635	147
Net loss	(2,609)	(84)	(3,635)	(147)
Less: net loss attributable to non-controlling interest	(174)	(1)	(235)	(2)
Net loss attributable to alpha-En Corporation	$(2,435)	$(83)	$(3,400)	$(145)

Net loss per share attributable to alpha-En Corporation common stockholders
Basic and diluted	$(0.07)	$(0.00)	$(0.10)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	33,568,597	30,285,525	33,008,792	30,285,525

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Equity
Balance at December 31, 2015 (as previously reported)	28,649,497	286	10,741	714,750	(69)	(10,169)	(98)	691
Correction to outstanding shares (See Note 6)	3,586,028	36	(36)	-	-	-	-	-
Balance at December 31, 2015 (as adjusted)	32,235,525	322	10,705	714,750	(69)	(10,169)	(98)	691
Options exercised for cash	100,000	1	10	-	-	-	-	11
Stock based compensation	-	-	2,641	-	-	-	-	2,641
Issuance of restricted stock to employee	650,000	7	(7)	-	-	-	-	-
Issuance of common stock and warrants in a private placement	654,689	7	598	-	-	-	-	605
Issuance of subsidiary common stock for service	-	-	84	-	-	-	(9)	75
Net loss	-	-	-	-	-	(3,400)	(235)	(3,635)
Balance at June 30, 2016	33,640,214	$337	$14,031	714,750	$(69)	$(13,569)	$(342)	$388

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(3,635)	$(147)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	-
Stock-based compensation	2,641	63
Issuance of subsidiary common stock for service	75	-
Changes in operating assets and liabilities of business, net of acquisitions:
Prepaid expenses	133	(114)
Due from related parties	61	-
Accounts payable and accrued expenses	42	3
Net cash used in operating activities	(681)	(195)

Cash flows from investing activities
Purchase of fixed assets	(115)	(2)
Net cash used in investing activities	(115)	(2)

Cash flows from financing activities
Issuance of subsidiary common stock and warrants for cash	-	100
Proceeds from issuance of common stock and warrants in private placement	605	-
Options exercised for cash	11	-
Advances from related parties	50	-
Repayments of advances from related parties	(20)	-
Net cash provided by financing activities	646	100

Net increase in cash	(150)	(97)
Cash at beginning of period	730	103
Cash at end of period	$580	$6

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization and Operations

alpha-En Corporation (together with its subsidiaries, the “Company”) was incorporated in Delaware on March 7 1997.

On February 25, 2009, alpha-En Corporation was granted a license for an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries. After much effort, it was determined the process was not commercially feasible and efforts surrounding this technology were abandoned in 2011. The Company has settled an amendment and release related to this license. (See Note 7)

During 2011 and 2012 alpha-En Corporation devoted its resources to developing proprietary technology to produce highly pure lithium metal.

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

Following the sale of CLC’s shares, the ownership is as follows:

Stockholders	Shares	Percentage
alpha-En Corporation	9,095,000	90.95%
Non-controlling interests	905,000	9.05%
Total:	10,000,000	100.00%

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

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $13.6 million and $10.2 million at June 30, 2016 and December 31, 2015, respectively. A net loss of approximately $3.4 million and $145,000, and approximately $681,000 and $195,000 net cash used in operating activities for the six months ended June 30, 2016 and 2015, respectively.

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

Cash

As of June 30, 2016 and December 31, 2015, substantially all of the Company’s cash was held at major financial institutions and the balance at certain accounts may exceed the maximum amount insured by the Federal Deposit Insurance Corporation. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Property and Equipment

Office equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of each asset, generally three years.

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value. There was no impairment to long lived assets during the period ended June 30, 2016.

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

Research and development costs primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third party contract research organizations consultants, the cost of acquiring and manufacturing clinical trial materials, and costs associated with regulatory filings, laboratory costs and other supplies.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2016 and June 30, 2015 are as follows:

	As of June 30,
	2016	2015
Warrants to purchase common stock	2,321,875	500,000
Options to purchase common stock	4,170,000	2,670,000
Total	6,491,875	3,170,000

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

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Property and Equipment

The components of property and equipment as of June 30, 2016 and December 31, 2015, at cost are (dollars in thousands):

($ in thousands)	Useful Life (Years)	June 30, 2016	December 31, 2015
Lab equipment	3	46	2
Office furniture and equipment	3	5	-
Leasehold improvement		66	-
Gross property and equipment		117	2
Less: Accumulated depreciation		(2)	-
Property and equipment, net		$115	$2

The Company’s depreciation expense for the three months ended June 30, 2016 and 2015 was $1,000 and $0, respectively. The Company’s depreciation expense for the six months ended June 30, 2016 and 2015 was $2,000 and $0, respectively.

Note 5 – Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

As of June 30, 2016 and December 31, 2015, the outstanding amount of the advances from related parties was approximately $92,000 and $62,000, respectively. During six months ended June 30, 2016, advances from related parties was $50,000 and the Company repaid $20,000 to the related parties.

Free Office Space

The Company has been provided office space by its Executive Chairman of the Board at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Restricted Stock Grant to Chief Executive Officer and Associated Withholding Payments

During six months ended June 30, 2016, Steven M. Fludder, Chief Executive Officer, paid the Company a withholding tax obligation of $198,000 related to the grant of restricted stock in 2015.

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

Common Stock

During six months ended June 30, 2016, the Company entered into eight private placement offerings with eight investors to issue 654,689 shares of its common stock and warrants to purchase 471,875 shares of common stock for $605,000. The warrants have a 5-year term and a weighted-average exercise price of $2.46. 100,000 shares issued in this offering is subjected to “price protection” for a twelve month period. Specifically, in the event the Company issues to any person common stock or their equivalent at a lower price per share than $2.50 (the “Lower Price”), the Company shall, simultaneously with the issuance of such shares, issued that investor a number of additional common shares (the “Additional Shares”) necessary to cause the 100,000 purchased plus the Additional Shares to have a combined average cost per share equal to the Lower Price, provided that in no event shall the Additional Shares exceed 100,000 shares. The price protection featured was analyzed by the Company and the Company determined that such feature was not required to be bifurcated from the common stock and recorded as a derivative as the price protection feature is clearly and closely related to an equity host. In November 2016 the Lower Price was triggered and the Company became obligated to issue an additional 100,000 shares of common stock under the arrangement.

During the six months ended June 30, 2016, the company also issued 75,000 shares of its subsidiary, CLC, to a consultant for the service provided, and the shares were valued at $1.00.

As of June 30, 2016, there were warrants to purchase 2,321,875 shares of common stock issued and outstanding.

Stock Options

The grant date fair value of stock options granted during the six months ended June 30, 2016 was approximately $223,000. The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin for “plain vanilla” options. The expected term for stock options granted with performance and/or market conditions represents the estimated period estimated by management by which the performance conditions will be met. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. The fair value of options granted in the six months ended June 30, 2016 was estimated using the following weighted-average assumptions:

As of June 30, 2016
Exercise price	$0.90
Expected stock price volatility	80%
Risk-free rate of interest	1.34%
Term (years)	4.6

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of option activity under the Company’s employee stock option plan for the six months ended June 30, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015	1,050,000	$0.27	$757,000	5.1
Employee options granted	400,000	0.90	872,000	6.5
Outstanding as of June 30, 2016	1,450,000	$0.44	$3,823,000	5.1
Options vested and expected to vest as of June 30, 2016	1,450,000	$0.44	$3,823,000	5.1
Options vested and exercisable as of June 30, 2016	237,500	$0.12	$703,000	1.8

Estimated future stock-based compensation expense relating to unvested stock options for employees is approximately $258,000 as of June 30, 2016 and will be amortized over 3.5 years.

A summary of options that the Company granted to non-employees for the six months ended June 30, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015 (as reported)	2,670,000	$0.20	$2,118,000	4.0
Adjustment to stock options	150,000	0.10	134,000	2.1
Outstanding as of December 31, 2015 (as adjusted)	2,820,000	$0.19	$2,252,000	3.9
Non-employee options exercised	(100,000)	0.11	-	-
Outstanding as of June 30, 2016	2,720,000	$0.19	$7,848,600	3.6
Options vested and expected to vest as of June 30, 2016	2,720,000	$0.19	$7,848,600	3.6
Options vested and exercisable as of June 30, 2016	995,000	$0.19	$2,877,000	3.6

Restricted Stock

A summary of the restricted stock award activity for the six months ended June 30, 2016 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	650,000	$0.40
Vested	(650,000)	$0.40
Nonvested at June 30, 2016	-	$-

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 Warrants

A summary of the status of the Company’s outstanding warrants as of June 30, 2016 and changes during the six months ended June 30, 2016 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015	1,850,000	$0.31	$1,249,000	4.3
Issued	471,875	2.46	468,000	4.8
Outstanding as of June 30, 2016	2,321,875	$0.75	$5,584,000	4.0
Warrants exercisable as of June 30, 2016	2,321,875	$0.75	$5,584,000	4.0

Stock-based Compensation Expense

Stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 was comprised of the following (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Employee restricted stock awards	$-	$-	$136	$-
Employee stock option awards	55	2	86	6
Non-employee option awards	1,958	26	2,419	57
Total compensation expense	$2,013	$28	$2,641	$63

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

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following reportable subsequent event(s) need to be disclosed:

In August 2016, the Company entered into a private placement offering with an investor and issued 40,000 shares of its common stock and 100,000 warrants for $100,000. The warrants have a 5-year term and an exercise price of $2.94.

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

On December 6, 2016, the Company cancelled 210,000 shares and exchanged 210,000 shares into 210,000 options with an exercise price of $1.08 and a 5 year term to a consultant who previously performed services prior to 2014. The consultant is related to George McKeegan, a Board member of the Company.

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

During the years 2013to the present, alpha-En Corporation has been exclusively focused on developing its own technology for the production of highly pure lithium metal, from the bench scale through multiple demonstrations, with the end goal of commercialization. During this time, alpha-En Corporation has also been pursuing strategic partnerships both commercially and with research institutions.

In September 2014, alpha-En Corporation formed Clean Lithium Corporation (“CLC”) under the laws of New York State with a nominal share capital of $100,000. CLC was formed to hold certain of our intellectual property and to further develop and commercialize our technology. As of June 30, 2016, we owned approximately 91.0 % of CLC’s outstanding capital stock.

Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

General and administrative expenses were approximately $904,000 for the three months ended June 30, 2016 as compared to approximately $25,000 for three months ended June 30, 2015. The increase in general and administrative expenses mostly relates the change in fair value of unvested non-employee awards which was approximately $750,000 for the three months ended June 30, 2016 as compared to approximately $16,000 for three months ended June 30, 2015.

Legal and professional fees were approximately $196,000 for the three months ended June 30, 2016 as compared to approximately $7,000 for three months ended June 30, 2015. The increase in legal and professional fees was due to accounting and legal services incurred in relation to the filing of our annual and quarterly financials.

Research and development expenses were approximately $1.5 million for the three months ended June 30, 2016 as compared to approximately $52,000 for three months ended June 30, 2015. The increase in research and development expenses mostly relates to increased stock based compensation which was approximately $1.3 million for the three months ended June 30, 2016 as compared to approximately $12,000 for three months ended June 30, 2015. Other increase in research and development expenses resulted from scaling up of our efforts to develop and demonstrate our technology.

Net loss attributable to non-controlling interest was approximately $174,000 for the three months ended June 30, 2016 as compared to approximately $1,000 for three months ended June 30, 2015. The increase was partly due to the increase in the non-controlling interest’s ownership percentage of CLC from 2.5% for the three months ended June 30, 2015 to 9.1% for the three months ended June 30, 2016 and partly due to the increased loss of CLC.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

General and administrative expenses were approximately $1.5 million for the six months ended June 30, 2016 as compared to approximately $53,000 for the six months ended June 30, 2015. The increase in general and administrative expenses mostly relates the change in fair value of unvested non-employee awards which was approximately $1.1 million for the six months ended June 30, 2016 as compared to approximately $35,000 for the six months ended June 30, 2015.

Legal and professional fees were approximately $245,000 for the six months ended June 30, 2016 as compared to approximately $14,000 for the six months ended June 30, 2015. The increase in legal and professional fees was due to accounting and legal services incurred in relation to the filing of our annual and quarterly financials.

Research and development expenses were approximately $1.9 million for the six months ended June 30, 2016 as compared to approximately $80,000 for the six months ended June 30, 2015. The increase in research and development expenses mostly relates to increased stock based compensation which was approximately $1.5 million for the six months ended June 30, 2016 as compared to approximately $28,000 for the six months ended June 30, 2015. Other increase in research and development expenses resulted from scaling up of our efforts to develop and demonstrate our technology.

Net loss attributable to non-controlling interest was approximately $235,000 for the six months ended June 30, 2016 as compared to approximately $2,000 for the six months ended June 30, 2015. The increase was partly due to the increase in the non-controlling interest’s ownership percentage of CLC from 1.5% for the six months ended June 30, 2015 to 9.1% for the six months ended June 30, 2016 and partly due to the increased loss of CLC.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $13.6 million and $10.2 million at June 30, 2016 and December 31, 2015, respectively. A net loss of approximately $3.4 million and $145,000, and approximately $681,000 and $195,000 net cash used in operating activities for the six months ended June 30, 2016 and 2015, respectively.

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

Liquidity and Capital Resources

As of June 30, 2016, we had working capital of approximately $273,000 compared to approximately $689,000 at December 31, 2015.

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

The table below sets forth selected cash flow data for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(681)	$(195)
Net cash used in investing activities	(115)	(2)
Net cash provided by financing activities	646	100
Net decrease in cash and cash equivalents	$(150)	$(97)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer, and our Principal Financial and Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. We have added additional resources and expect to remediate the material weakness in our disclosure controls and procedures by the end of our fiscal quarter ending June 30, 2017.

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

●	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the U.S. (“GAAP”) and the financial reporting requirements of the U.S. Securities and Exchange Commission;

●	There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements;

●	Insufficient segregation of duties, oversight of work performed and lack of compensating controls in the Company’s finance and accounting functions due to limited personnel;

●	Inadequate controls surrounding related party transactions, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded;

●	Management has not performed a proper evaluation of 1) the disclosure controls and procedures and 2) internal controls over financial reporting; and

●	Inadequate controls over Company arrangements and contract management.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

