Form 10-Q
period 2016-09-30
alpha-En Corp
filed 2017-01-17
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2016

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

EXPLANATORY NOTE

We are filing this report on Form 10-Q in order to become current in our filing obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act. We are a technology company in the developmental stage and we were unable to file our periodic reports primarily due to our inability to generate net income from operations and our limited working capital. As a result, the Company was unable (i) to maintain an adequate financial staff, and (ii) to retain the necessary advisors to prepare and complete the financial reports required by the Exchange Act and the rules and regulations of the SEC.

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

2

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS
Current assets
Cash	$460	$730
Prepaid expenses	114	301
Due from related party	-	61
Total current assets	574	1,092

Property and equipment, net	213	2
Total assets	$787	$1,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$723	$341
Advances from related parties	42	62
Total current liabilities	765	403

Total liabilities	765	403

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock par value 0.01: 2,000,000 shares authorized; none issued or outstanding	-	-
Class B common stock no par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value 0.01: 35,000,000 shares authorized; 33,902,089 and 32,235,525 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	339	322
Additional paid-in capital	13,411	10,705
Treasury stock at cost: 714,750 shares as of September 30, 2016 and December 31, 2015	(69)	(69)
Accumulated deficit	(13,349)	(10,169)
Stockholders’ equity attributed to alpha-En Corporation stockholders	332	789
Non-controlling interest	(310)	(98)
Total stockholders’ equity	22	691
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$787	$1,094

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses
General and administrative	$(89)	$75	$1,398	$128
Legal and professional fees	221	60	466	74
Research and development	(381)	132	1,522	212
Total operating expenses	(249)	267	3,386	414
Net income (loss)	249	(267)	(3,386)	(414)
Less: net income (loss) attributable to non-controlling interest	29	(8)	(206)	(10)
Add: Deemed dividend - inducement to exercise warrants	(378)	-	(378)	-
Net income (loss) attributable to alpha-En Corporation	$(158)	$(259)	$(3,558)	$(404)

Net income (loss) per share attributable to alpha-En Corporation common stockholders
Basic and diluted	$(0.00)	$(0.01)	$(0.11)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	33,767,673	30,995,308	33,263,599	30,524,719

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share and per share data)

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Equity
Balance at December 31, 2015 (as previously reported)	28,649,497	286	10,741	714,750	(69)	(10,169)	(98)	691
Correction to outstanding shares (See Note 6)	3,586,028	36	(36)	-	-	-	-	-
Balance at December 31, 2015 (as adjusted)	32,235,525	322	10,705	714,750	(69)	(10,169)	(98)	691
Non-employee options exercised for cash	100,000	1	10	-	-	-	-	11
Warrants exercised for cash	221,875	2	213	-	-	-	-	215
Stock based compensation	-	-	1,711	-	-	-	-	1,711
Issuance of restricted stock to employee	650,000	7	(7)	-	-	-	-	-
Issuance of common stock and warrants in a private placement	694,689	7	698	-	-	-	-	705
Issuance of subsidiary common stock for services			81				(6)	75
Warrants granted as inducement to exercise warrants	-	-	378	-	-	-	-	378
Deemed dividend - -inducement to exercise warrants	-	-	(378)	-	-	-	-	(378)
Net loss	-	-	-	-	-	(3,180)	(206)	(3,386)
Balance at September 30, 2016	33,902,089	$339	$13,411	714,750	$(69)	$(13,349)	$(310)	$22

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(3,386)	$(414)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7	1
Stock-based compensation	1,711	105
Issuance of subsidiary common stock for service	75	-
Changes in operating assets and liabilities of business, net of acquisitions:
Prepaid expenses	187	(159)
Due from related parties	61	-
Accounts payable and accrued expenses	382	6
Net cash used in operating activities	(963)	(461)

Cash flows from investing activities
Purchase of fixed assets	(218)	(7)
Net cash used in investing activities	(218)	(7)

Cash flows from financing activities
Issuance of subsidiary common stock and warrants for cash	-	635
Proceeds from issuance of common stock and warrants in private placements	705	215
Non-employee options exercised for cash	11	-
Warrants exercised for cash	215	-
Advances from related parties	50	20
Repayments of advances from related parties	(70)	(47)
Net cash provided by financing activities	911	823

Net increase (decrease) in cash	(270)	355
Cash at beginning of period	730	103
Cash at end of period	$460	$458

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

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $13.3 million and $10.2 million at September 30, 2016 and December 31, 2015, respectively. A net loss of approximately $3.6 million and $404,000, and approximately $963,000 and $461,000 net cash used in operating activities for the nine months ended September 30, 2016 and 2015, respectively.

The Company is attempting to further develop the intellectual property associated with its technology; broaden its patent portfolio; scale up our production of various products; and begin generating revenue; however, the Company’s cash position it not sufficient to support its daily operations. While the Company believes in the viability of its strategy and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional funds by way of a public or private offering and its ability to further develop its technology and generate sufficient revenue.

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

Cash

As of September 30, 2016 and December 31, 2015, substantially all of the Company’s cash was held at major financial institutions and the balance at certain accounts may exceed the maximum amount insured by the Federal Deposit Insurance Corporation. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Property and Equipment

Lab equipment, leasehold improvement and office equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of each asset, generally three years.

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value. There was no impairments of long-lived assets during the period ended September 30, 2016.

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

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income (Loss) Per Share

Basic income (loss) per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share excludes the potential impact of common stock options, unvested shares of restricted stock and outstanding common stock purchase warrants because their effect would be anti-dilutive.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2016 and September 30, 2015 are as follows:

	As of September 30,
	2016	2015
Warrants to purchase common stock	2,421,875	1,600,000
Options to purchase common stock	4,220,000	3,320,000
Total	6,641,875	4,920,000

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this new pronouncement on its consolidated statements of cash flows.

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Property and Equipment

The components of property and equipment as of September 30, 2016 and December 31, 2015, at cost are (dollars in thousands):

($ in thousands)	Useful Life (Years)	September 30, 2016	December 31, 2015
Lab equipment	3	118	3
Office furniture and equipment	3	9	-
Leasehold improvement		93	-
Gross property and equipment		220	3
Less: Accumulated depreciation		(7)	(1)
Property and equipment, net		$213	$2

The Company’s depreciation expense for the three months ended September 30, 2016 and 2015 was $5,000 and $0, respectively. The Company’s depreciation expense for the nine months ended September 30, 2016 and 2015 was $7,000 and $1,000, respectively.

Note 5 – Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

As of September 30, 2016 and December 31, 2015, the outstanding amount of the advances from related parties was $42,000 and $62,000, respectively. During the nine months ended September 30, 2016, advances from related parties was $50,000 and the Company repaid $70,000 repayment to related parties.

Free Office Space

The Company has been provided office space by its Executive Chairman of the Board at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Restricted Stock Grant to Chief Executive Officer and Associated Withholding Payments

During nine months ended September 30, 2016, Steven M. Fludder, Chief Executive Officer, paid the Company a withholding tax obligation of $198,000 related to the grant of restricted stock in 2015.

Note 6 – Stockholders’ Equity

Adjustment to Outstanding Shares and Options

In the consolidated financial statements for the years ended December 31, 2015 and 2014 filed with the SEC, the Company incorrectly excluded 3.6 million shares of common stock and 150,000 non-employee stock options, of which 75,000 were vested, in the calculation of basic and diluted earnings per share, weighted average and number of common shares outstanding. Given the net loss in 2014 and 2015, the excluded stock options had no impact earnings per share as their effect, if included, would have been anti-dilutive. In addition, the exclusion of 3.6 million shares of common stock also did not have a material effect on earnings per shares. As a result, net loss per common share outstanding, basic and diluted, weighted average and the number of common shares outstanding were misstated by an amount that the Company has determined to be immaterial. The exclusion of such shares does not affect total stockholders’ equity or net loss.

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

Common Stock

During nine months ended September 30, 2016, the Company entered into nine private placement offerings with nine investors and issued 694,689 shares of its common stock and warrants to purchase 571,875 shares of common stock for $705,000. The warrants have a 5-year term and a weighted-average exercise price of $2.55. 100,000 shares issued in this offering is subjected to “price protection” for a period of one year. Specifically, in the event the Company issues to any person common stock or their equivalent at a lower price per share than $2.50 (the “Lower Price”), the Company shall, simultaneously with the issuance of such shares, issued that investor a number of additional common shares (the “Additional Shares”) necessary to cause the 100,000 purchased plus the Additional Shares to have a combined average cost per share equal to the Lower Price, provided that in no event shall the Additional Shares exceed 100,000 shares. The price protection featured was analyzed by the Company and the Company determined that such feature was not required to be bifurcated from the common stock and recorded as a derivative as the price protection feature is clearly and closely related to an equity host. In November 2016 the Lower Price was triggered and the Company became obligated to issue an additional 100,000 shares of common stock under the arrangement.

During the nine months ended September 30, 2016, the company also issued 75,000 shares of its subsidiary, CLC, to a consultant for the service provided, and the shares were valued at $1.00 per share.

During nine months ended September 30, 2016, 221,875 warrants with a weighted average exercise price of $0.97 were exercised for cash consideration of $215,000. The investors were granted 221,875 additional warrants in August 2016 with a 5-year term and an exercise price of $2.70 per share. The warrants were accounted for as an inducement and accordingly $378,000 which reflects the fair value of the warrants was recorded as a deemed distribution.

As of September 30, 2016, there were warrants to purchase 2,421,875 shares of common stock issued and outstanding.

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

The grant date fair value of stock options granted during the nine months ended September 30, 2016 was approximately $268,000. The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin for “plain vanilla” options. The expected term for stock options granted with performance and/or market conditions represents the estimated period estimated by management by which the performance conditions will be met. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. The fair value of options granted in the nine months ended September 30, 2016 was estimated using the following weighted-average assumptions:

As of September 30, 2016
Exercise price	$0.99
Expected stock price volatility	80%
Risk-free rate of interest	1.30%
Term (years)	4.4

A summary of option activity under the Company’s employee stock option plan for the nine months ended September 30, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015	1,050,000	$0.27	$757,000	5.1
Employee options granted	425,000	0.95	340,000	6.2
Outstanding as of September 30, 2016	1,475,000	$0.47	$1,895,000	4.9
Options vested and expected to vest as of September 30, 2016	1,475,000	$0.47	$1,895,000	4.9
Options vested and exercisable as of September 30, 2016	362,500	$0.15	$581,000	2.1

Estimated future stock-based compensation expense relating to unvested stock options for employees is approximately $228,000 as of September 30, 2016 and will be amortized over 4 years.

A summary of activity of options granted to non-employees for the nine months ended September 30, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015 (as reported)	2,670,000	$0.20	$2,118,000	4.0
Adjustment to stock options	150,000	0.10	134,000	2.1
Outstanding as of December 31, 2015 (as adjusted)	2,820,000	$0.19	$2,252,000	3.9
Non-employee options granted	25,000	$1.75	$-	5.0
Non-employee options exercised	(100,000)	0.11	-	-
Outstanding as of September 30, 2016	2,745,000	$0.21	$4,231,000	3.3
Options vested and expected to vest as of September 30, 2016	2,745,000	$0.21	$4,231,000	3.3
Options vested and exercisable as of September 30, 2016	1,457,500	$0.19	$2,270,375	3.3

Restricted Stock

A summary of the restricted stock award activity for the nine months ended September 30, 2016 is as follows:

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	650,000	$0.40
Vested	(650,000)	$0.40
Nonvested at September 30, 2016	-	$-

Warrants

A summary of the status of the Company’s outstanding warrants as of September 30, 2016 and changes during the nine months September 30, 2016 ended is presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015	1,850,000	$0.31	$1,249,000	4.3
Issued	793,750	2.59	173,000	4.8
Exercised	(221,875)	0.97	(173,000)	4.4
Outstanding as of September 30, 2016	2,421,875	$1.00	$2,655,000	3.8
Warrants exercisable as of September 30, 2016	2,421,875	$1.00	$2,655,000	3.8

Stock-based Compensation Expense

Stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 was comprised of the following (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Employee restricted stock awards	$-	$-	$136	$-
Employee stock option awards	54	4	140	10
Non-employee option awards	(984)	38	1,435	95
Total compensation expense	$(930)	$42	$1,711	$105

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

On November 1, 2016, the Company entered into an additional private placement offering with an investor and sold 100,000 shares of common stock and 250,000 warrants for $100,000. The warrants have a 5-year term and exercise price of $1.16 per share.

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

In September 2014, alpha-En Corporation formed Clean Lithium Corporation (“CLC”) under the laws of New York State with a nominal share capital of $100,000. CLC was formed to hold certain of our intellectual property and to further develop and commercialize our technology. As of September 30, 2016, we owned approximately 91.0% of CLC’s outstanding capital stock.

The Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

General and administrative expenses resulted in income of approximately $89,000 for the three months ended September 30, 2016 as compared to expense of approximately $75,000 for the three months ended September 30, 2015. The income recorded in general and administrative expenses mostly relates to the change in fair value of unvested non-employee awards which was income of approximately $329,000 for the three months ended September 30, 2016 as compared to stock based compensation expense of approximately $15,000 for the three months ended September 30, 2015.

Legal and professional fees were approximately $221,000 for the three months ended September 30, 2016 as compared to approximately $60,000 for the three months ended September 30, 2015. The increase in legal and professional fees was due to accounting and legal services incurred in relation to the filing of our annual and quarterly financials.

Research and development expenses resulted in income of $381,000 for the three months ended September 30, 2016 as compared to expense of approximately $132,000 for the three months ended September 30, 2015. The change in general and administrative expenses mostly relates the change in fair value in unvested non-employee awards which was income of approximately $601,000 for the three months ended September 30, 2016 as compared to stock based compensation expense of approximately $27,000 for the three months ended September 30, 2015. Other increase in research and development expenses resulted from scaling up of our efforts to develop and demonstrate our technology.

Net income attributable to non-controlling interest was approximately $29,000 for the three months ended September 30, 2016 as compared to net loss attributable to non-controlling interest of approximately $8,000 for the three months ended September 30, 2015. The increase was partly due to the increase in the non-controlling interest’s ownership percentage of CLC from 7.3% for the three months ended September 30, 2015 to 9.1% for the three months ended September 30, 2016 and due to net income for the three months ended September 30, 2016 as compared to a loss for the three months ended September 30, 2015 of CLC.

The Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

General and administrative expenses were approximately $1.4 million for the nine months ended September 30, 2016 as compared to approximately $128,000 for nine months ended September 30, 2015. The increase in general and administrative expenses mostly relates the change in fair value of unvested non-employee awards which was approximately $791,000 for the nine months ended September 30, 2016 as compared to approximately $50,000 for nine months ended September 30, 2015.

Legal and professional fees were approximately $466,000 for the nine months ended September 30, 2016 as compared to approximately $74,000 for nine months ended September 30, 2015. The increase in legal and professional fees was due to accounting and legal services incurred in relation to the filing of our annual and quarterly financials.

Research and development expenses were approximately $1.5 million for the nine months ended September 30, 2016 as compared to approximately $212,000 for nine months ended September 30, 2015. The increase in research and development expenses was due to the new research projects we engaged for our lithium development as well as the change in fair value in unvested non-employee awards which was approximately $920,000 for the nine months ended September 30, 2016 as compared to approximately $55,000 for nine months ended September 30, 2015. Other increase in research and development expenses resulted from scaling up of our efforts to develop and demonstrate our technology.

Net loss attributable to non-controlling interest was approximately $206,000 for the nine months ended September 30, 2016 as compared to approximately $10,000 for nine months ended September 30, 2015. The increase was partly due to the increase in the non-controlling interest’s ownership percentage of CLC from 1.5% for the nine months ended September 30, 2015 to 9.1% for the nine months ended September 30, 2016 and partly due to the increased loss of CLC.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $13.3 million and $10.2 million at September 30, 2016 and December 31, 2015, respectively. A net loss of approximately $3.6 million and $404,000, and approximately $963,000 and $461,000 net cash used in operating activities for the nine months ended September 30, 2016 and 2015, respectively.

The Company is attempting to further develop the intellectual property associated with its technology; broaden its patent portfolio; scale up our production of various products; and begin generating revenue; however, the Company’s cash position it not sufficient to support its daily operations. While the Company believes in the viability of its strategy and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional funds by way of a public or private offering and its ability to further develop its technology and generate sufficient revenue.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

As of September 30, 2016, we had negative working capital of approximately $181,000 compared to working capital of approximately $689,000 at December 31, 2015.

On November 1, 2016 we entered into an additional private placement offering with an investor and sold 100,000 shares of common stock and 250,000 warrants for $100,000. The warrants have a 5-year term and an exercise price of $1.16 per share.

The table below sets forth selected cash flow data for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(963)	$(461)
Net cash used in investing activities	(218)	(7)
Net cash provided by financing activities	911	823
Net decrease in cash and cash equivalents	$(270)	$355

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer, and our Principal Financial and Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. We have added additional resources and expect to remediate the material weakness in our disclosure controls and procedures by the end of our fiscal quarter ending June 30, 2017.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2016, we entered into a private placement offering with an investor and issued 40,000 shares of our common stock and 100,000 warrants for $100,000. The warrants have a 5-year term and an exercise price of $2.94. Also in August 2016, 221,875 warrants with a weighted average exercise price of $0.97 were exercised for cash consideration of $215,000. The investors were granted 221,875 additional warrants in August 2016 with a 5-year term and an exercise price of $2.70 per share. The foregoing issuances were exempt from registration requirements under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

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

