Form 10-K
period 2016-12-31
alpha-En Corp
filed 2017-03-31
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-BK is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $25.3 million, based on the closing bid price of the registrant’s common stock ($3.08 per share) on that date.

As of March 31, 2017, 33,282,089 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference: None.

ii

EXPLANATORY NOTE

Throughout this annual report on Form 10-K, the terms “we,” “us,” “our,” “alpha-En,” and “Company,” refer to alpha-En Corporation and our subsidiary, Clean Lithium Corporation., unless the context indicates otherwise.

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

In September 2014, we formed Clean Lithium Corporation under the laws of New York State as a majority owned subsidiary. We formed Clean Lithium Corporation to further develop and commercialize our technology and we owned approximately 91.0% of its capital stock as of December 31, 2016. Clean Lithium Corporation holds our core intellectual property, including several patent applications and licenses discussed further in the “Our Technology” section below. In 2016 we dissolved two inactive subsidiaries, Avenue Pictures, Inc. and Wombat Productions, Inc.

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

Our proprietary technology allows for processing lithium at room temperature of 30° Celsius and allows for the use of lithium carbonate as a primary feed stock. We believe the advantages of our process and products include:

●	lower process temperatures and high electrical efficiency, leading to lower manufacturing costs;

●	reduced environmental risks, containment costs and regulatory concerns resulting in the elimination of chlorine gas from the production process;

●	feedstock flexibility through the use of various grades of lithium carbonate as the feed stock, and reduced non-core hazardous by-products typically produced when processing halide salts of lithium;

●	electrolytic deposition of highly pure lithium on a myriad of different substrates in custom form factors with custom protective conductive coatings;

●	reduced presence of trace metals or undesired substances in the final products.

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

Through our subsidiary, Clean Lithium Corporation, we have filed a number of patent applications based on our proprietary room temperature, flexible and energy efficient process. This proprietary process uses lithium carbonate as a feedstock and does not produce chlorine gas as a by-product. These patent applications held by Clean Lithium Corporation include:

●	U.S. Patent Application No. 14/328,613, Filed July 10, 2014 – Producing Lithium

●	PCT Application No. PCT/US2015/039768, Filed July 9, 2015 – Producing Lithium. The following national phase applications have been filed from this PCT patent application:

○	Australian Patent Application No. 2015287769, Filed January 6, 2017

○	Canadian Patent Application No. 2954639, Filed January 9, 2017

○	Chinese Patent Application No. 201580037710.4, Filed January 10, 2017

○	European Patent Application No. 15819217.9, Filed January 23, 2017

○	Japan Patent Application No.: not yet assigned, Filed January 6, 2017

○	Korean Patent Application No. 10-2017-7003400, Filed February 7, 2017

●	PCT Application No. PCT/US2016/064328, Filed December 1, 2016 – Method for Producing a Lithium Film

●	PCT Application No. PCT/US2016/033445, Filed May 20, 2016 – High Purity Lithium and Associated Products and Processes

●	U.S. Patent Application No. 15/160,013, Filed May 20, 2016- High Purity Lithium and Associated Produces and Processes

The PCT patent application, Method for Producing a Lithium Film, includes certain intellectual property that has been jointly developed in partnership with the City University of New York and has been exclusively licensed to alpha-En.

Clean Lithium Corporation’s patent applications encompass a broad portfolio of products and processes derived from our core lithium production technology, ranging from processes to produce compounds of lithium, battery components and battery technology using our high purity lithium metal products.

We have entered into research agreements with a number academic research institutions as part of our process for developing and validating our core technology. The institutions include Argonne National Laboratory, the City University of New York, and Princeton University. Argonne National Laboratory is contracted with us to conduct optimization of our process, development work relating to the scale-up of our technology, characterization of our new materials and electrochemical (battery) testing of our highly pure lithium anodes and coatings. The City University of New York assists us in producing samples and characterizing the resulting materials, and in testing new process equipment and products developed by our in-house research and development team. Princeton University assists us with research and development relating to the use of our lithium anode in solid state and rechargeable lithium metal batteries.

Prior to 2012 we also pursued a strategy of in-licensing. On February 25, 2009, we were granted an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries and other fields. Commencing in October 2010, working through a third party, we conducted a series of tests to determine if the process worked and, based on the results, initially believed that the process produced lithium, however it did not prove to be commercially feasible and research and development efforts involving this license were abandoned. In exchange for the license, we had certain financial, share issuance and royalty obligations if certain sale thresholds were met. However, since such thresholds were not met and the technology was not used, we negotiated an amendment and release related to this license, which became effective in January, 2017.

From 2013 to the present, our operations primarily included activities related to development of our technology and maintaining our public company status. We have had no revenues in any of these years as our business was in the development stage.

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

Employees

As of December 31, 2016, we have six full-time employees and no part-time employees. We also engage four consultants who work on a part-time basis. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also occasionally engage consultants on an as-needed basis to supplement existing staff. We also rely on outsourced research and development relationships with a number academic research institutions as part of our process for developing and validating our core technology.

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

The report of our independent registered public accounting firm with respect to our financial statements included in this report includes a “going concern” explanatory paragraph. As reflected in the consolidated financial statements, we had an accumulated deficit of approximately $13.7 million at December 31, 2016, a net loss of approximately $3.8 million and $1.8 million, and approximately $1.5 million and $895,000 net cash used in operating activities for the years ended December 31, 2016 and 2015, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We have generated no revenues from our lithium technology and will not generate any meaningful revenues until after we have successfully commercialized our new proprietary technology to manufacture high purity lithium metal and associated products, of which no assurance can be given. Since December 31, 2016, we have continued to incur significant losses and anticipate that we may continue to incur significant losses in 2017 and beyond. There can be no assurance as to whether or when we will generate meaningful revenues or achieve profitable operations.

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

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

During the preparation of our consolidated financial statements for the year ended December 31, 2016, we and our independent registered public accounting firm identified deficiencies in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. Management determined the control deficiencies constitute material weaknesses in our internal control over financial reporting.

The existence of a material weakness could result in errors in our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in the trading price of our stock.

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

During the past two years, financing for all of our activities has been provided in the form of direct equity investments, private placements and advances from our officers and directors. Our future capital requirements could vary significantly and will depend on certain factors, many of which are not within our control. These include the ongoing development and testing of our technology to manufacture lithium metal, the nature and timing of prospective commercial projects and permits required and the availability of financing. In the battery market, we may not be able to enter into favorable business collaborations and might thus be required to seek project contracts for our own account. If such efforts were successful, we would be required to make significant expenditures on personnel and capital equipment which would require significant financing. In addition, our lack of operational experience and limited capital resources could make it difficult, if not highly unlikely, to successfully secure major projects. In such event, our business development could be limited to smaller commercial projects with significantly lower potential for profit.

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

We are dependent on the efforts of our senior executive officers, particularly Jerome I. Feldman, our Executive Chairman and until March 1, 2017, our Chief Financial Officer, Steven M. Fludder, our Chief Executive Officer, and Nathan J. Wasserman, our Chief Financial Officer since March 1, 2017. We do not have key-man life insurance policies on the lives of Messrs. Feldman and Fludder to compensate us for the loss of such individuals. The loss of the services of any one or more of such persons may have a material adverse effect on our company.

Our future success will depend in large part upon our ability to attract and retain skilled scientific, management, operational and marketing personnel. Other than Messrs. Feldman, Fludder, and Wasserman we do not currently have any employees or personnel whose responsibilities are focused primarily in these fields. We face competition for hiring such personnel from other companies, including companies that have greater resources. There can be no assurance that we will be successful in attracting and retaining such personnel.

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

Because we have entered into a substantial financial commitment for leased office and laboratory space, funds may be diverted from other important matters in the development of our business and could negatively impact our financial position.

On March 22, 2016, the Company entered into a lease for office and laboratory space located in Yonkers, New York, consisting of approximately 8,000 square feet. The lease has a term of 87 months and the annual rent for the first year of the lease is approximately $208,000, increasing by 1.5% in each subsequent year. In the event of a termination of the lease following a default by the Company, the Company will be obligated to pay the sum of the rent payable for the remainder of the lease term. This represents a substantial financial commitment for us. Money that could be spent elsewhere will be needed to fulfill the lease commitment, which may divert funds away from other important matters in the development of our business and could negatively impact our financial position. We have not yet occupied this leased space, and as of the date of this Form 10-K we have not yet begun to pay rent, however, the expense associated with this lease will constitute a large operating costs and may contribute to net losses as a result.

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

Our directors and executive officers currently beneficially own approximately 66.2% of our outstanding common stock. Accordingly, through their collective ownership of our outstanding common stock, if they act together, they will be able to control the voting of our shares at all meetings of stockholders and, because the common stock does not have cumulative voting rights, will be able to determine the outcome of the election of all of our directors and determine corporate and stockholder action on other matters.

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

We maintain an executive office in Tarrytown, New York. This space was previously provided to the Company without charge by our Executive Chairman, Jerome I. Feldman. Beginning in September 2016 we began incurring rent for this space of approximately $5,000 per month, plus taxes and utilities to the current owner Cushman & Wakefield of Pennsylvania, Inc.

On March 22, 2016, the Company entered into a lease with Hudson View Building #3, LLC for office and laboratory space located in Yonkers, New York, consisting of approximately 8,000 square feet. The lease has a term of 87 months from the lease commencement date, which is the date upon which the landlord has substantially completed certain interior leasehold improvements to the leased premise. The annual rent for the first year of the lease is approximately $208,000, increasing by 1.5% on each anniversary of the lease commencement date. In the event of a termination of the lease following a default by the Company, the Company will be obligated to pay the sum of the rent payable for the remainder of the lease term. We have not yet occupied this leased space, and as of the date of this Form 10-K we have not yet begun to pay rent.

ITEM 3.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades under the symbol “ALPE”. The following table sets forth the high and low closing prices for our common stock on the OTC Markets Pink marketplace for the years ended December 31, 2015, 2016 and to date.

	2015		2016		2017(1)
Quarter	High	Low	High	Low	High	Low
First	$0.28	$0.15	$1.23	$0.80	$2.16	$1.10
Second	0.29	0.12	4.95	0.90
Third	0.39	0.17	3.47	1.75
Fourth	1.05	0.20	2.00	0.55

(1) Through March 29, 2017.

Holders

We had 103 record holders of our common stock as of March 29, 2017. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

Recent Sales of Unregistered Securities

During year ended December 31, 2016, the Company entered into sixteen private placement offerings with fourteen investors and issued approximately 1.5 million shares of its common stock and warrants to purchase approximately 1.4 million shares of common stock for $1.4 million. The warrants have a 5-year term and a weighted-average exercise price of $1.68. 100,000 shares issued in in the private placement offerings are subject to “price protection” for a period of one year. Specifically, in the event the Company issues to any person common stock or their equivalent at a lower price per share than $2.50 (the “Lower Price”), the Company shall, simultaneously with the issuance of such shares, issue a number of additional common shares (the “Additional Shares”) necessary to cause the 100,000 purchased plus the Additional Shares to have a combined average cost per share equal to the Lower Price, provided that in no event shall the Additional Shares exceed 100,000 shares. The price protection feature was analyzed by the Company and the Company determined that such feature was not required to be bifurcated from the common stock and recorded as a derivative as the price protection feature is clearly and closely related to an equity host. In November 2016, the Lower Price protection was triggered and the Company became obligated to issue an additional 100,000 shares of common stock under the arrangement.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not repurchase any shares of our common stock during the year ended December 31, 2016.

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

Overview

For over six years, we have been focused exclusively on efforts to develop a business centered around the commercial manufacturing of highly pure lithium metal, a raw material for use in lightweight, high energy density batteries, in an environmentally friendly manner. Additionally we have broadened our focus to include lithium products and processes derived from our core technology. This includes battery components such as protected anodes and compounds of lithium, among other things.

Lithium is the lightest metal with the highest electrochemical potential, making it a clear choice for batteries. There is a substantial existing market for lithium metal in primary (non-rechargeable) batteries, and rechargeable batteries, including many future opportunities which exist for next-generation batteries under development.

We have no revenues and our business is in the development stage. During the years ended December 31, 2016 and 2015, our operations primarily included activities related to developing our technology and maintaining our public company status.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue

We had no revenues in either of the years ended December 31, 2016 or 2015 as our business was in the development stage.

Operating Expenses

Operating expenses for the year ended December 31, 2016 were $3.8 million compared to operating expenses of $1.8 million for the year ended December 31, 2015. General and administrative expenses constituted the majority of our operating expense and consisted of $1.7 million for the year ended December 31, 2016 compared to $1.0 million for 2015. This increase was due to increased expenses relating to maintaining our public company status and as a result of increased stock based compensation. Legal and professional fees consisted of $695,000 for the year ended December 31, 2016 compared to $150,000 for 2015. The increase in legal and professional fees was due to accounting and legal services incurred in relation to the filing of our annual and quarterly financials. The majority of the remaining operating expenses for each of fiscal year 2016 and 2015 consisted of research and development expenses, totaling $1.4 million and $651,000, respectively in each year. The increase in research and development expenses was due to the new research projects we engaged in for our lithium development. Also contributing to the increase was the change in fair value in unvested non-employee awards which was approximately $805,000 for the year ended December 31, 2016 as compared to approximately $368,000 for the year ended December 31, 2015. Other increases in research and development expenses resulted from scaling up of our efforts to develop and demonstrate our technology.

Net Loss

Net loss for the year ended December 31, 2016 was $3.8 million compared to a net loss of $1.8 million for the year ended December 31, 2015. Our net loss in 2016 increased as a result of increased business operations during fiscal year 2016 as we scaled up research and development efforts and expanded our efforts in maintaining our public company status. In addition, increased stock based compensation totaling $1.6 million in 2016 compared to $981,000 for 2015 contributed to the increase in net loss.

Liquidity and Capital Resources

Restricted cash at December 31, 2016 includes $150,000 of cash deposited with Chase Bank (“Chase”) as collateral for an irrevocable standby letter of credit associated with the lease of our Yonkers lease.

As of December 31. 2016, we had an accumulated deficit of approximately $13.7 million and working capital deficit of $409,000, compared to accumulated deficit of approximately $10.2 million and working capital of $689,000 at December 31, 2015. A net loss of approximately $3.8 million and $1.8 million and approximately $1.5 million and $895,000 net cash used in operating activities for the years ended December 31, 2016 and 2015, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We are attempting to further develop the intellectual property associated with our core technology; broaden our patent portfolio; scale up our production of various products; and begin generating revenue. However, the Company’s cash position is not sufficient to support our daily operations. While we believe in the viability of our strategy to further develop our technology and generate sufficient revenue and in our ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon raising additional funds by way of a public or private offering and on our ability to further develop our technology and generate sufficient revenue.

From time to time, stockholders of the Company have advanced funds to us for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. During the year ended December 31, 2016, we borrowed approximately $86,000 additional funds from related parties and made $70,000 repayments to related parties. During the year ended December 31, 2015, we borrowed approximately $11,000 additional funds from related parties and made $87,000 repayments to related parties. As of December 31, 2016 and 2015, the outstanding amount of the advances from related parties was $78,000 and $62,000, respectively.

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

We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans and investments from officers, directors and stockholders, until we begin to generate cash flows from operations.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2016 and 2015. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Application of Critical Accounting Policies and Estimates

The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are as follows:

Use of Estimates. Our consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. Significant estimates include, but are not limited to, useful lives assigned to long-lived assets, fair value measurements, stock-based compensation, accrued expenses, provisions for income taxes and contingencies. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

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

Research and development costs consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third party contract research organizations, consultants, the cost of acquiring and manufacturing research trial materials, and costs associated with regulatory filings, laboratory costs and other supplies.

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

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 8.	Financial Statements and Supplementary Data

Our audited financial statements for the years ended December 31, 2016 and 2015 are included as a separate section of this report beginning on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

New Independent Registered Public Accounting Firm

As previously reported by the Company on a Form 8-K filed with the SEC on May 26, 2016, our Board of Directors approved the dismissal of Li and Company, PC as the Company’s independent registered public accounting firm effective as of May 21, 2016. Concurrent with the dismissal of Li and Company, the Board of Directors ratified and approved the appointment of EisnerAmper LLP as the Company’s independent registered public accounting firm.

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

Our management, including our Principal Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the periods covered by this report. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2016 were not effective due to the material weaknesses identified below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2016 and that material weaknesses in internal controls over financial reporting (“ICFR”)existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2016 our ICFR were not effective at the reasonable assurance level:

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

Notwithstanding the existence of these material weaknesses in the Company’s internal control over financial reporting, the Company’s management believes that the consolidated financial statements included in this Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Internal Control Remediation Efforts. Management expects to remediate the material weaknesses identified above as follows:

1.	Management has leveraged and will continue to leverage experienced consultants to assist with ongoing GAAP and U.S. Securities and Exchange Commission compliance requirements. Effective March 1, 2107, Nathan Wasserman was appointed as the Company’s chief financial officer. Additionally, management may further expand the accounting and finance function within the Company by hiring appropriate staff to resolve this material weakness in 2017.

2.	Segregation of duties will be analyzed and adjusted Company-wide as part of the internal controls implementation that is expected to commence in 2017.

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

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table shows the positions held by our Board of Directors and executive officers, and their ages, as of the date of this Form 10-K:

Name	Age	Position
Jerome I. Feldman	88	Executive Chairman of the Board and Treasurer
Steven M. Fludder	56	Chief Executive Officer
Nathan J. Wasserman	69	Chief Financial Officer
George McKeegan	70	Vice President, Secretary, General Counsel and Director
Steven M. Payne	63	Director
Jim Kilman	55	Director

The background of each of our directors and executive officers are as follows:

Jerome I. Feldman has been our Executive Chairman of the Board since December 2008 (he previously was the Vice Chairman) and our Chief Executive Officer from March 2011to October 2015, and has been a member of our Board of Directors and our Chief Financial Officer and Treasurer since September 2006. In October 2015, he resigned as our Chief Executive Officer. Mr. Feldman founded GP Strategies Corp., which provides training, engineering and consulting services to the automotive, steel, energy and government industries, in 1959 and served as its Chief Executive Officer from 1959 until April 2005, Chairman of the Board from 1999 until April 2005, and President from 1959 until 2001. He has been Chairman of the Board of Five Star Products, Inc., a paint and hardware distributor, from 1994 until June 2007, a director of GSE Systems, Inc., a leading global provider of real-time simulation and training solution to the power, process, manufacturing and government sectors, from 1994 until August 2015, Chairman of the Board of GSE Systems from 1997 until August 2015, and Chairman of the Board and Chief Executive Officer of National Patent Development Corp. (“NPDC”), which was devoted to searching out new inventions and assisting major corporations in licensing their technologies, from 2004 until June 2007. He was a director of Valera Pharmaceuticals, a specialty pharmaceutical company, from January 2005 until April 2007. Mr. Feldman was also Chairman of the New England Colleges Fund and a Trustee of Northern Westchester Hospital Foundation. He has a B.A. degree from Indiana University and an LL.B degree from New York University. During his tenure with the NPDC, they developed the soft contact lense, founded U.S. surgical and a number of other technical developments.

As the Executive Chairman, Mr. Feldman leads the board and guides our company. Mr. Feldman brings extensive industry knowledge to our company and a deep background in technology growth companies.

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

Nathan J. Wasserman became our Chief Financial Officer on March 1, 2017. Mr. Wasserman is the owner and President of Columbia Enterprises, Inc., a state-of-the-art digital reprographic firm located in Manhattan, New York. Prior to joining Columbia Enterprises, Mr. Wasserman was an audit partner and certified public accountant (CPA) at Deloitte & Touche LLP, a multi-national professional services firm where he worked for 16 years. Mr. Wasserman holds a BBA in accounting from Kent State University. Mr. Wasserman has maintained his CPA status and is a member of the American Institute of Certified Public Accountants (AICPA) and the New York State Society of Certified Public Accountants (NYSSCPA).

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

Jim Kilman has been a member of our Board of Directors since November 2016. Mr. Kilman is Chief Executive Officer of Scarborough, NY-based KielStrand Capital, a family office merchant bank that makes and manages investments, provides advisory services and engages in philanthropic activities. He retired in 2016 as Vice Chairman of Investment Banking at Morgan Stanley, having spent a total of 32 years in senior investment banking roles, including at Goldman Sachs, ABN AMRO and PaineWebber. Mr. Kilman also serves on the boards of directors of Lebenthal Holdings LLC in New York, and the Hudson Valley Shakespeare Festival in Cold Spring, NY, and as chair of the Finance and Investments Committee and as interim treasurer of the Jacob Burns Film Center in Pleasantville, NY. Mr. Kilman previously served on the board of directors of Modular Space Corporation in Berwyn, Pennsylvania. Mr. Kilman holds an MA and a BA in Economics from Yale University.

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

Indebtedness of Directors and Executive Officers

During the year ended December 31, 2016, Steven M. Fludder, our Chief Executive Officer, paid the Company a withholding tax obligation of $198,000 related to the grant of restricted stock in 2015.

None of our directors or executive officers or their respective associates or affiliates is indebted to us.

Family Relationships

There are no family relationships among our current directors and executive officers.

Legal Proceedings

No officer, director, persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

●	Being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or state securities or commodities law or regulation, (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; and

●	Being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

We believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the years ended December 31, 2016 and 2015, except with respect to certain option grants and with respect to a stock grant made to a director and stockholder which was made in lieu of repayment of a loan to the company.

ITEM 11.	Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year and prior fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our principal executive officer and two other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2016:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Jerome I. Feldman	2016	$20,000	—	—	$20,000
Executive Chairman, Chief Financial Officer and Treasurer	2015	—	—	—	—

Steven M. Fludder (1)	2016	$60,000	$260,000	—	$320,000
Chief Executive Officer	2015	$15,000	$140,000	$67,000	$222,000

George McKeegan	2016	—	—	—	—
Vice President, Secretary and General Counsel	2015	—	—	—	—

(1) Mr. Fludder joined our company on October 20, 2015.

Outstanding Equity Awards at Fiscal Year-End

The following tables summarizes equity awards outstanding at December 31, 2016, for each of the executive officers named in the Summary Compensation Table above:

Outstanding Equity Awards at December 31, 2016

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Jerome I. Feldman	—	—	—	—	—	—

Steven M. Fludder	100,000	150,000	$0.40	10/19/2025	—	—

George McKeegan	187,500	62,500	$0.10	2/20/2018	—	—

Employment Agreements

As of December 31, 2016, and through the date of this report, we have no employment agreements in place with any person other than our Chief Executive Officer, Steven M. Fludder and our Chief Financial Officer, Nathan J. Wasserman.

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

Pursuant to a term sheet dated January 27, 2017, Mr. Wasserman agreed to serve as our Chief Financial Officer for an initial term of three years. We granted Mr. Wasserman stock options to purchase a total of 500,000 shares of common stock at an exercise price of $1.10 per share, of which 150,000 vested immediately, 150,000 will vest on his one year anniversary of service and 200,000 will vest on his second year anniversary of service. Mr. Wasserman will also receive a starting salary of $5,000 per month. Mr. Wasserman has agreed to maintain the confidentiality of our technology and intellectual property.

Director Compensation

Directors currently receive no compensation for serving on our Board of Directors, other than reimbursement of reasonable expenses for attendance at board meetings. No compensation was paid to our directors in the year ending December 31, 2016.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth information, as of March 31, 2017, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of our common stock by each person who is known by the Company to beneficially own more than five percent of the Company's Common Stock, each of our directors and our named executive officers, and all of our directors and executive officers as a group.

The beneficial ownership of each person was calculated based on 33,282,089 shares of our common stock outstanding as of March 31, 2017, according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 31, 2017, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o alpha-En Corporation, 120 White Plains Road, Suite 425, Tarrytown, New York 10591.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Position	Shares of Common Stock Beneficially Owned		Percent of Common Stock Beneficially Owned

5% Stockholder:

Michael D. Feldman	Former Chairman and Chief Executive Officer	3,774,000		11.3%

Directors and Executive Officers:

Jerome I. Feldman	Executive Chairman of the Board and Treasurer	10,268,239		30.9%

Steven M. Fludder	Chief Executive Officer	1,100,000	(1)	3.3%

George McKeegan	Vice President, Secretary, General Counsel and Director	1,000,000	(2)	3.0%

Nathan J. Wasserman	Chief Financial Officer	170,000	(3)	0.5%

Steven M. Payne	Director	4,941,872		14.8%

Jim Kilman	Director	800,000	(4)	2.4%

All directors and executive officers as a group (6 persons)		22,054,111		66.2%

(1)	Includes currently exercisable stock options to purchase 100,000 shares of our common stock.

(2)	Includes currently exercisable stock options to purchase 250,000 shares of our common stock.

(3)	Includes currently exercisable stock options to purchase 150,000 shares of our common stock.

(4)	Includes currently exercisable warrants to purchase 500,000 shares of common stock.

Equity Compensation Plan Information

The following tables provides information as of December 31, 2016, with respect to shares of common stock that may be issued upon exercise of outstanding stock options.

Equity Compensation Plan Information as of December 31, 2016

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	—

Equity compensation plans not approved by security holders	4,530,000	$0.35	—
Total	4,530,000	$0.35	—

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

From time to time, stockholders of the Company have advanced funds to us for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. During the year ended December 31, 2016, we borrowed approximately $86,000 additional funds from its related parties and made $70,000 repayments to related parties. During the year ended December 31, 2015, we borrowed approximately $11,000 additional funds from its related parties and made $87,000 repayments to related parties. As of December 31, 2016 and December 31, 2015, the outstanding amount of the advances from related parties was $78,000 and $62,000, respectively.

On June 3, 2016 the Company entered into a private placement offering with Jim. Kilman and sold him 100,000 shares of common stock and 250,000 warrants for $250,000. The warrants have a five year term and an exercise price of $3.79 per share. On November 1, 2016 the Company entered into an additional private placement offering with Mr. Kilman and sold him 100,000 shares of common stock and 250,000 warrants for $100,000. The warrants have a 5 year term and an exercise price of $1.16 per share. In connection with the second private placement Mr. Kilman also received an additional 100,000 shares of common stock pursuant to certain anti-dilution protections provided to him in connection with the June 3, 2016 private placement. Subsequent to these private placements, Mr. Kilman joined our Board of Directors on November 3, 2016.

We have been provided office space by Mr. Feldman at no cost during 2015 and through September 2016. We determined that such cost is nominal and did not recognize the rent expense in our financial statements.

Director Independence

Our Board of Directors has determined that Mr. Kilman would be considered an “independent director”. Although we do not have any securities listed on the NASDAQ Stock Market, we have used its independence criteria in making this determination in accordance with applicable SEC rules. Our other three current directors are not “independent” as they are or recently were executive officers of our company.

ITEM 14.	Principal Accountant Fees and Services

On May 26, 2016, our Board of Directors approved the dismissal of Li and Company, as the Company’s independent registered public accounting firm effective as of May 21, 2016. Concurrent with the dismissal of Li and Company, the Board of Directors ratified and approved the appointment of EisnerAmper LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2014, 2015 and 2016.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements. A total of $125,000 and $139,500 in audit fees were billed by EisnerAmper LLP for the year ended December 31, 2016 and the years ended December 31, 2015 respectively.

Audit-related Fees

Audit-related fees are fees billed for professional services other than the audit of our financial statements. For the years ended December 31, 2016 and 2015, no audit-related fees were billed by EisnerAmper LLP.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the years ended December 31, 2016 and 2015, no tax fees were billed by EisnerAmper LLP.

All Other Fees

No other fees were billed by our independent registered public accounting firm in 2016 and 2015.

Audit Committee

We have not established an audit committee. Our Board of Directors approved the services rendered and fees charged by our independent registered public accounting firm. Our Board of Directors has reviewed and discussed our audited financial statements for the year ended December 31, 2016, with our management. In addition, our Board of Directors has discussed with EisnerAmper LLP, our independent registered public accounting firm, the matters required to be discussed by the Public Accounting Oversight Board’s (“PCAOB”) AS1301 (Communications with Audit Committee). Our Board of Directors also has received the written disclosures and the letter as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and our Board of Directors has discussed the independence of EisnerAmper LLP.

Based on our Board of Directors’ review of the matters noted above and its discussions with our independent registered public accounting firm and our management, our Board of Directors approved the audited financial statements included in this Form 10-K for the year ended December 31, 2016.

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

All engagements of the independent registered public accounting firm to perform any audit services and non-audit services since the date that EisnerAmper LLP was hired have been pre-approved by our Board of Directors in accordance with the pre-approval policy. The policy has not been waived in any instance. All engagements of the independent registered public accounting firm to perform any audit services and non-audit services prior to the date the pre-approval policy was implemented were approved by our Board of Directors in accordance its normal functions.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the Year Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements; and

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, incorporated by reference to the exhibits included with registration of securities on Form 10-SB, filed with the U.S. Securities and Exchange Commission on April 10, 1997.

3.2	Certificate of Amendment of the Restated Certificate of Incorporation, incorporated by reference to the exhibits included with quarterly report on Form 10-Q, filed with the U.S. Securities and Exchange Commission on August 14, 2008.

3.3	Amended and Restated By-Laws, incorporated by reference to Exhibit 3.1 included with current report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 1, 2016.

10.1	Lease Agreement, by and between the Registrant and Hudson View Building #3, LLC, dated March 22, 2016, incorporated by reference to Exhibit 10.1 included with periodic report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 12, 2016.

10.2	Term Sheet relating to an offer of employment, between the registrant and Steven M. Fludder, dated October 20, 2015, incorporated by reference to the exhibits included with annual report on Form 10-K, filed with the Securities and Exchange Commission on October 20, 2016.

10.3	Term Sheet relating to an offer of employment, between the registrant and Nathan J. Wasserman, dated February 27, 2017.

21.1	Subsidiaries of alpha-En Corporation.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2017	ALPHA-EN CORPORATION

	By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Executive Chairman and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerome I. Feldman	Executive Chairman and Treasurer	March 31, 2017
Jerome I. Feldman

/s/ Steven M. Fludder	Chief Executive Officer	March 31, 2017
Steven M. Fludder	(principal executive officer)

/s/ Nathan J. Wasserman	Chief Financial Officer
Nathan J. Wasserman	(principal financial and accounting officer)	March 31, 2017

/s/ George McKeegan	Vice President, Secretary, General Counsel	March 31, 2017
George McKeegan	and Director

/s/ Steven M. Payne	Director	March 31, 2017
Steven M. Payne

/s/ Jim Kilman	Director
Jim Kilman		March 31, 2017

alpha-En Corporation

December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

alpha-En Corporation

We have audited the accompanying consolidated balance sheets of alpha-En Corporation (the “Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of alpha-En Corporation as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2016, and recurring net losses and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 31, 2017

ALPHA-EN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2016	2015

ASSETS
Current assets
Cash	$442	$730
Prepaid expenses	91	301
Restricted cash	100	-
Due from related party	-	61
Total current assets	633	1,092

Long-term deposit	50	-
Property and equipment, net	541	2
Total assets	$1,224	$1,094

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$964	$341
Advances from related parties	78	62
Total current liabilities	1,042	403

Total liabilities	1,042	403

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock par value 0.01: 2,000,000 shares authorized; none issued or outstanding	-	-
Class B common stock no par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value 0.01: 35,000,000 shares authorized; 33,282,089 and 32,235,525 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	333	322
Additional paid-in capital	13,987	10,705
Treasury stock at cost: 714,750 shares as of December 31, 2016 and December 31, 2015	(69)	(69)
Accumulated deficit	(13,749)	(10,169)
Stockholders' equity attributed to alpha-En Corporation stockholders	502	789
Non-controlling interest	(320)	(98)
Total stockholders' equity	182	691
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,224	$1,094

See accompanying notes to the consolidated financial statements.

ALPHA-EN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2016	2015
Operating expenses
General and administrative	$1,666	$1,040
Legal and professional fees	695	150
Research and development	1,436	651
Total operating expenses	3,797	1,841
Net loss	(3,797)	(1,841)
Less: net loss attributable to non-controlling interest	(217)	(49)
Add: Deemed dividend - inducement to exercise warrants	(378)	-
Add: Deemed dividend - issuance of common shares under anti-dilution provisions	(116)	-
Net loss attributable to alpha-En Corporation common stockholders	$(4,074)	$(1,792)

Net loss per share attributable to alpha-En Corporation common stockholders
Basic and diluted	$(0.12)	$(0.06)

Weighted average shares outstanding:
Basic and diluted	33,347,318	30,849,087

See accompanying notes to the consolidated financial statements.

ALPHA-EN CORPORATION

CONSOLIDATED STATEMENTS STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except share and per share data)

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Equity
Balance at December 31, 2014 (as previously reported)	26,699,497	$267	$8,130	714,750	$(69)	$(8,377)	$-	$(49)
Correction to outstanding shares (See Note 6)	3,586,028	36	(36)	-	-	-	-	-
Balance at December 31, 2014 (as adjusted)	30,285,525	303	8,094	714,750	(69)	(8,377)	-	(49)
Sale of subsidiary common stock and warrants for cash	-	-	814	-	-	-	(49)	765
Stock based compensation (shares and options)	350,000	3	978	-	-	-	-	981
Issuance of common stock and warrants in private placements	1,600,000	16	819	-	-	-	-	835
Net loss	-	-	-	-	-	(1,792)	(49)	(1,841)
Balance at December 31, 2015	32,235,525	322	10,705	714,750	(69)	(10,169)	(98)	691
Non-employee options exercised for cash	100,000	1	10	-	-	-	-	11
Warrants exercised for cash	221,875	2	213	-	-	-	-	215
Stock based compensation (shares and options)	650,000	7	1,575	-	-	-	-	1,582
Issuance of common stock and warrants in private placements	1,394,689	14	1,391	-	-	-	-	1,405
Shares cancellation	(1,420,000)	(14)	14	-	-	-	-	-
Shares issued due to anti-dilution	100,000	1	115	-	-	-	-	116
Deemed dividend - anti-dilution shares issued	-	-	(116)	-	-	-	-	(116)
Issuance of subsidiary common stock for services	-	-	80	-	-	-	(5)	75
Warrants granted as inducement to exercise warrants	-	-	378	-	-	-	-	378
Deemed dividend - inducement to exercise warrants	-	-	(378)	-	-	-	-	(378)
Net loss	-	-	-	-	-	(3,580)	(217)	(3,797)
Balance at December 31, 2016	33,282,089	$333	$13,987	714,750	$(69)	$(13,749)	$(320)	$182

See accompanying notes to the consolidated financial statements.

ALPHA-EN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(3,797)	$(1,841)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12	-
Stock-based compensation	1,582	981
Issuance of subsidiary common stock for service	75	-
Changes in operating assets and liabilities of business, net of acquisitions:
Prepaid expenses	210	(296)
Due from related parties	61	(61)
Accounts payable and accrued expenses	384	322
Net cash used in operating activities	(1,473)	(895)

Cash flows from investing activities
Restricted cash	(150)	-
Purchase of fixed assets	(312)	(2)
Net cash used in investing activities	(462)	(2)

Cash flows from financing activities
Issuance of subsidiary common stock and warrants for cash	-	765
Proceeds from issuance of common stock and warrants in private placements	1,405	835
Non-employee options exercised for cash	11	-
Warrants exercised for cash	215	-
Advances from related parties	86	11
Repayments of advances from related parties	(70)	(87)
Net cash provided by financing activities	1,647	1,524

Net (decrease) increase in cash	(288)	627
Cash at beginning of period	730	103
Cash at end of period	$442	$730

Non cash financing and investing activities:
Issuance of restricted stock to employee	$7	$3
Shares cancellation	$14	$-
Deemed dividend related to issuance of warrants as inducement to exercise existing warrants	$378	$-
Deemed dividend related to issuance of common shares under anti-dilution provisions	$116	$-
Purchase of property and equipment included in accounts payable and accrued expenses	$239	$-

See accompanying notes to the consolidated financial statements.

ALPHA-EN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Operations

alpha-En Corporation (together with its subsidiaries, the “Company”) was incorporated in Delaware on March 7, 1997

On February 25, 2009, alpha-En Corporation was granted a license for an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries. After much effort, it was determined the process was not commercially feasible and efforts surrounding this technology were abandoned in 2011. The Company negotiated an amendment and release related to this license. (See Note 7)

During the period from 2013 to the present, alpha-En Corporation has been exclusively focused on developing its own technology for the production of highly pure lithium metal, from the bench scale through multiple demonstrations, with the end goal of commercialization. During this time, alpha-En Corporation has also been pursuing strategic partnerships both commercially and with research institutions.

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

Note 2 – Going Concern and Liquidity

The Company adopted Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit of approximately $13.7 million at December 31, 2016, a net loss of approximately $3.8 million and $1.8 million and approximately $1.5 million and $895,000 net cash used in operating activities for the years ended December 31, 2016 and 2015, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ALPHA-EN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 - Significant and Critical Accounting Policies and Practices

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company’s subsidiaries. For consolidated entities where the Company owns less than 100% of the subsidiary, the Company records net loss attributable to non-controlling interests in its consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

The Company’s consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

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

The carrying amounts of cash accounts payable and accrued expenses and advances from related parties approximate fair value as these accounts are largely current and short term in nature.

Cash

As of December 31, 2016 and 2015, substantially all of the Company’s cash was held by major financial institutions and the balance at certain times may exceed the maximum amount insured by the Federal Deposits Insurance Corporation. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

ALPHA-EN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Lab equipment, leasehold improvements and office equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of each asset, generally three years.

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

ALPHA-EN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loss Per Share

Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share excludes the potential impact of common stock options, unvested shares of restricted stock and outstanding common stock purchase warrants because their effect would be anti-dilutive.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2016 and 2015 are as follows:

	As of December 31,
	2016	2015
Warrants to purchase common stock	3,271,875	1,850,000
Options to purchase common stock	4,530,000	3,870,000
Unvested restricted stock	-	650,000
Total	7,801,875	6,370,000

Non-Controlling Interests

Non-controlling interests in consolidated entities represent the component of equity in consolidated entities held by third parties. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests.

Reclassfication

Certain prior period amounts have been reclassified to conform to current year presentation.

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

ALPHA-EN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. These aspects of ASU 2016-09 are effective for reporting periods beginning after December 15, 2016, with early adoption permitted provided that all of the guidance is adopted in the same period. The Company adopted the standard as of January 1, 2017 and adoption did not have a material impact on the Company’s consolidated financial statements.

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

Note 4 – Property and Equipment

The components of property and equipment as of December 31, 2016 and 2015, at cost are (dollars in thousands):

($ in thousands)	Useful Life (Years)	December 31, 2016	December 31, 2015
Lab equipment	3	173	2
Office furniture and equipment	3	12	-
Leasehold improvement		368	-
Gross property and equipment		553	2
Less: Accumulated depreciation		(12)	-
Property and equipment, net		$541	$2

The Company’s depreciation expense for the years ended December 31, 2016 and 2015 was $12,000 and $0, respectively.

Note 5 – Related Party Transactions

Advances from Related Parties

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2016, the Company borrowed approximately $86,000 additional funds from related parties and made $70,000 repayments to related parties. During the year ended December 31, 2015, the Company borrowed approximately $11,000 additional funds from its related parties and made $87,000 repayments to related parties. As of December 31, 2016 and 2015, the outstanding amount of the advances from related parties was $78,000 and $62,000, respectively.

ALPHA-EN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Free Office Space

During 2015 and through September 2016, the Company has been provided office space by its Chairman of the Board at no cost. Management determined that such cost was nominal and did not recognize the rent expense in its financial statements.

Restricted Stock Grant to Chief Executive Officer and Associated Withholding Payments

During the year ended December 31, 2016, Steven M. Fludder, Chief Executive Officer, paid the Company a withholding tax obligation of $198,000 related to the grant of restricted stock in 2015.

Stock Sales to Current Director

On June 3, 2016 the Company entered into a private placement offering with KielStrand Capital, LLC, of which Director Jim. Kilman is the CEO, under which it sold 100,000 shares of common stock and 250,000 warrants for $250,000. The warrants have a five year term and an exercise price of $3.79 per share. On November 1, 2016 the Company entered into an additional private placement offering with KielStrand Capital, LLC under which it sold 100,000 shares of common stock and 250,000 warrants for $100,000. The warrants have a 5 year term and an exercise price of $1.16 per share. In connection with the second private placement KielStrand Capital, LLC also received an additional 100,000 shares of common stock pursuant to certain anti-dilution protections provided in connection with the June 3, 2016 private placement. Subsequent to these private placements, Mr. Kilman joined our Board of Directors on November 3, 2016.

On December 6, 2016, the Company cancelled 210,000 shares of common stock and exchanged 210,000 shares of common stock into options for the exercise of 210,000 shares of common stock, with an exercise price of $1.08 and a 5 year term, to a consultant who previously performed services prior to 2014. The consultant is related to George McKeegan, a Board member of the Company.

The Company made payments for secretarial services to an entity affiliated with member of the Board of Directors. During the year ended December 31, 2016 payments amounted to approximately $16,000.

Note 6 – Stockholders’ Equity

Adjustment to Outstanding Shares and Options

In the consolidated financial statements for the years ended December 31, 2015 and 2014 filed with the SEC, the Company incorrectly excluded 3.6 million shares of common stock and 150,000 non-employee stock options, of which 75,000 were vested, in the calculation of basic and diluted earnings per share, weighted average and number of common shares outstanding. Given the net loss in 2014 and 2015, the excluded stock options had no impact on loss per share as their effect, if included, would have been anti-dilutive. In addition, the exclusion of 3.6 million shares of common stock also did not have a material effect on loss per share calculations. As a result, net loss per common share outstanding, basic and diluted, weighted average and the number of common shares outstanding were misstated by an amount that the Company has determined to be immaterial. The exclusion of such shares does not affect total stockholders' equity or net loss.

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

In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 (“SAB 99”), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting periods affected. Therefore, as permitted by SAB 99, the Company corrected, in the current filing, the calculation of basic earnings per share and weighted average number of common shares outstanding as of December 31, 2015 and 2014.

ALPHA-EN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

During the year ended December 31, 2015 the company entered into four private placement offerings with four investors and issued 1.6 million shares of its common stock, 680,000 shares of CLC’s common stock and warrants to purchase 1.7 million shares of its common stock for $1.6 million.

During the year ended December 31, 2016, the Company entered into sixteen private placement offerings with fourteen investors and issued approximately 1.5 million shares of its common stock and warrants to purchase approximately 1.4 million shares of common stock for $1.4 million. The warrants have a 5-year term and a weighted-average exercise price of $1.68. 100,000 shares issued in this offering are subject to “price protection” for a period of one year. Specifically, in the event the Company issues to any person common stock or their equivalent at a lower price per share than $2.50 (the “Lower Price”), the Company shall, simultaneously with the issuance of such shares, issue that investor a number of additional common shares (the “Additional Shares”) necessary to cause the 100,000 purchased plus the Additional Shares to have a combined average cost per share equal to the Lower Price, provided that in no event shall the Additional Shares exceed 100,000 shares. The price protection featured was analyzed by the Company and the Company determined that such feature was not required to be bifurcated from the common stock and recorded as a derivative as the price protection feature is clearly and closely related to an equity host. In November 2016 the Lower Price protection was triggered and the Company became obligated to issue an additional 100,000 shares of common stock under the arrangement.

As of December 31, 2016, the Company does not have enough authorized shares for the exercise of outstanding options and warrants. The Company believes that the process required to increase the authorized shares is perfunctory and has therefore not reclassified any outstanding options or warrants from equity to liabilities. (see note 9)

During the year ended December 31, 2016, the company also issued 75,000 shares of its subsidiary, CLC, to a consultant, who is also a stockholders for the service provided, and the shares were valued at $1.00 per share based upon the estimated fair value on the date the shares were issued. A related expense of $75,000 was recorded during the year ended December 31, 2016.

During the year ended December 31, 2016, 221,875 warrants with a weighted average exercise price of $0.97 were exercised for cash consideration of $215,000. The investors were granted 221,875 additional warrants in August 2016 with a 5-year term and an exercise price of $2.70 per share. The warrants were accounted for as an inducement and accordingly $378,000 which reflects the fair value of the warrants was recorded as a deemed distribution. The fair value of the warrants was determined using a Black-Scholes model with the following assumptions: risk free rate – 1.14%, volatility – 78.49%, expected term – 5 years, expected dividends – N/A.

As of December 31, 2016, there were warrants to purchase 3,271,875 shares of common stock issued and outstanding.

Stock Options

2016 Equity Plan

In the fiscal year ended December 31, 2016, the Company adopted the 2016 Equity Plan, an omnibus equity incentive plan to be administered by the Company’s Board of Directors to which the Company may issue its common shares in connection with grants of stock options to employees and consultants of the Company. The 2016 Equity Plan was approved by a subset of the Company’s stockholders, however, pursuant to applicable law, the 2016 Equity Plan will not become effective until twenty days after the mailing of an Information Statement on Schedule 14C to all of the Company’s stockholders. The Company anticipates filing such Information Statement on Schedule 14C with the Securities and Exchange Commission as soon as possible following the filing of this Form 10-K for the Fiscal year ended December 31, 2016.

The grant date fair value of stock options granted to employees during the years ended December 31, 2016 and 2015 was approximately $305,000 and $135,000, respectively. The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin for “plain vanilla” options. The expected term for stock options granted with performance and/or market conditions represents the estimated period estimated by management by which the performance conditions will be met. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price's daily logarithmic returns. The fair value of options granted in 2016 and 2015 was estimated using the following weighted-average assumptions:

ALPHA-EN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2016	2015
Exercise price	$1.03	$0.28
Expected stock price volatility	79%	78%
Risk-free rate of interest	1.37%	1.28%
Term (years)	3.7	3.8

A summary of option activity under the Company’s employee stock option plan for year ended December 31, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015	1,050,000	$0.27	$757,000	5.1
Employee options granted	525,000	0.97	182,000	5.7
Outstanding as of December 31, 2016	1,575,000	$0.50	$1,264,000	4.7
Options vested and expected to vest as of December 31, 2016	1,575,000	$0.50	$1,264,000	4.7
Options vested and exercisable as of December 31, 2016	687,500	$0.36	$647,000	3.8

A summary of the activity of options that the Company granted to non-employees for the year ended December 31, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015 (as reported)	2,670,000	$0.20	$2,118,000	4.0
Adjustment to stock options	150,000	0.10	134,000	2.1
Outstanding as of December 31, 2015 (as adjusted)	2,820,000	$0.19	$2,252,000	3.9
Non-employee options granted	235,000	$1.15	$46,000	4.9
Non-employee options exercised	(100,000)	0.11	119,000	-
Outstanding as of December 31, 2016	2,955,000	$0.27	$3,053,000	3.2
Options vested and expected to vest as of December 31, 2016	2,955,000	$0.27	$3,053,000	3.2
Options vested and exercisable as of December 31, 2016	1,667,500	$0.30	$1,660,700	3.3

Estimated future stock-based compensation expense relating to unvested stock options is approximately $225,000 as of December 31, 2016 and will be amortized over the remaining 3.8 years.

Restricted Stock

On October 20, 2015, Steven M. Fludder was appointed to be the Company’s Chief Executive Officer. Jerome I. Feldman, the Company’s continuing Chairman of the Board, resigned such position in order to bring in Mr. Fludder. Pursuant to a term sheet the Company granted Mr. Fludder 350,000 shares of the Company’s common stock on December 18, 2015 and an additional 650,000 shares of common stock on January 15, 2016. There were $136,000 and $264,000 in expenses related to restricted stock awards for the years ended December 31, 2016 and 2015.

A summary of the restricted stock award activity for the year ended December 31, 2016 is as follows:

	Number of Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	650,000	$0.40
Vested	(650,000)	$0.40
Nonvested at December 31, 2016	-	$-

ALPHA-EN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the restricted stock award activity for the year ended December 31, 2015 is as follows:

	Number of Units	Weighted Average Grant Day Fair Value
Nonvested at December 31, 2014	-	$-
Granted	1,000,000	$0.40
Vested	(350,000)	$0.40
Nonvested at December 31, 2015	650,000	$0.40

Warrants

A summary of the status of the Company’s outstanding warrants as of December 31, 2016 and changes during the year then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015	1,850,000	$0.31	$1,249,000	4.3
Issued	1,643,750	1.82	250,000	2.3
Exercised	(221,875)	0.97	73,000	4.2
Outstanding as of December 31, 2016	3,271,875	$1.02	$2,000,000	3.9
Warrants exercisable as of December 31, 2016	3,271,875	$1.02	$2,000,000	3.9

Stock-based Compensation Expense

Stock-based compensation expense for the year ended December 31, 2016 and 2015 was comprised of the following (in thousands):

	For the Years Ended December 31,
	2016	2015
Employee restricted stock awards	$136	$264
Employee stock option awards	201	30
Non-employee option awards	1,245	687
Total compensation expense	$1,582	$981

Note 7 – Contingencies and Commitments

On March 22, 2016, the Company entered into a lease (the “Lease”) with Hudson View Building #3, LLC (“the “Landlord”), for office and laboratory space located in Yonkers, New York (the “Leased Premise”). The Leased Premise consists of approximately 8,000 square feet. The Lease has a term of 87 months from the lease commencement date, which is the date upon which the Landlord has substantially completed certain interior leasehold improvements to the Leased Premise. The annual rent of the first year of the lease is approximately $208,000, increasing by 1.5% on each anniversary of the lease commencement date. In the event of a termination of the lease following a default by the Company, the Company will be obligated to pay the sum of the rent payable for the remainder of the lease term.

In connection with this lease, the Company obtained an Irrevocable Standby Letter of Credit (the “Letter of Credit”) from Cash Bank for a sum not exceeding $150,000. The Company has deposited this amount with Cash bank as collateral for the Letter of Credit and recorded the amount as restricted cash in the consolidated balance sheets as of December 31, 2016.

As of December 31, 2016, the landlord had not substantially completed the certain leasehold improvements. Contractual minimal lease payments are as follows (in thousands):

2017	$121
2018	210
2019	213
2020	216
2021	220
Thereafter	543
Total	$1,523

On February 25, 2009, the Company was granted an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries and other fields. Commencing in October 2010, working through a third party, the Company conducted a series of tests to determine if the process worked and, based on the results, initially believed that the process produced lithium, however it did not prove to be commercially feasible and research and development efforts involving this license were abandoned. In exchange for the license, the Company had certain financial, share issuance and royalty obligations if certain sale thresholds were met. However, since contractually agreed thresholds were not met and the technology was not used, the Company negotiated an amendment and release which was finalized in January 2017. Pursuant to the amendment and release, the third party retained two million of the three million total shares from the original license and forfeited the remaining one million shares. The two million shares retained by the third party are subject to customary transfer restrictions for restricted shares.

The Company maintains an executive office in Tarrytown, New York. This space was previously provided to the Company without charge by our Executive Chairman, Jerome I. Feldman. Beginning in September 2016 we began incurring rent for this space of approximately $5,000 per month, plus taxes and utilities to the current owner Cushman & Wakefield of Pennsylvania, Inc. The lease commenced on May 1, 2016 and terminates on April 30, 2018.

ALPHA-EN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Deferred Tax Assets and Income Tax Provision

The Company had no income tax expense due to operating loss incurred for the years ended December 31, 2016 and 2015.

The tax effects of temporary differences and tax losses and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2016 and 2015 are comprised of the following (dollars in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Net-operating loss carryforward	$1,196	$342
Stock based compensation	1,043	431

Total Deferred Tax Assets	2,239	773
Valuation allowance	(2,239)	(773)
Deferred Tax Asset, Net of Allowance	$-	$-

	For the year ended
	2016	2015
Federal
Current	$-	$-
Deferred	1,251	643
State
Current	-	-
Deferred	215	110
Change in Valuation Allowance	(1,466)	(753)
Income Tax Provision (Benefit)	$-	-

At December 31, 2016, the Company had net operating loss carry forwards for federal and state tax purposes of approximately $3.1 million which expires beginning in 2036. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Any limitation may result in expiration of all, or a portion of the NOL or potential research and development credit carryforwards before utilization.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2016. The valuation allowance increased by approximately $1.5 million and $753,000 for the years ended as of December 31, 2016 and 2015, respectively.

ALPHA-EN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the years ended December 31,
	2016	2015
Statutory Federal Income Tax Rate	(34.0)%	(34.0)%
State Taxes, Net of Federal Tax Benefit	(5.8)%	(5.8)%
Change in Valuation Allowance	39.8%	39.8%

Income Taxes Provision (Benefit)	0.0%	0.0%

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2016.

The Company is in the process of preparing historical federal and state tax returns. Therefore, the Company’s net operating loss carryovers will not be available to offset future taxable income, if any, until the tax returns are filed.

Note 9 – Subsequent Events

On February 23, 2017, the Board of Directors of the Company appointed Nathan Wasserman to become Chief Financial Officer of the Company, effective as of March 1, 2017. Pursuant to a term sheet dated February 27, 2017, Mr. Wasserman agreed to serve as our Chief Financial Officer for an initial term of three years. We granted Mr. Wasserman stock options to purchase a total of 500,000 shares of common stock at an exercise price of $1.50 per share, of which 150,000 vested immediately, 150,000 will vest in his second year of service and 200,000 will vest in his third year of service. Mr. Wasserman will also receive a starting salary of $5,000 per month.

Amended and Restated Certificate of Incorporation

On March 29, 2017 the Board of Directors of the Company and a subset of the Company’s stockholders representing in excess of 75% of the Company’s currently issued and outstanding voting stock approved of the amendment and restatement of the Company’s Certificate of Incorporation (the “Restated Certificate”) to make certain corporate governance updates and to increase the authorized capital stock of the Company to 60,000,000 shares, of which 57,000,000 will be shares of Common Stock, par value $0.01 per share, 1,000,000 will be shares of Class B Common Stock, par value $0.01 per share and 2,000,000 will be shares of preferred stock, par value $0.01 per share. Pursuant to applicable law, the Restated Certificate will not become effective until twenty days after the mailing of an Information Statement to all of the Company’s stockholders and after the filing of the Restated Certificate with the Delaware Secretary of State. The Company anticipates filing such Information Statement on Schedule 14C with the Securities and Exchange Commission as soon as possible following the filing of its Form 10-K for the Fiscal year ended December 31, 2016.

