Form 10-Q
period 2017-03-31
alpha-En Corp
filed 2017-05-15
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2017

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountings standards provided pursuant to Section 13)a_ of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 15, 2017, there were 33,282,089 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Current assets
Cash	$132	$442
Prepaid expenses	69	91
Restricted cash	100	100
Total current assets	301	633

Long-term deposit	50	50
Property and equipment, net	536	541
Total assets	$887	$1,224

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,013	$964
Advances from related parties	178	78
Total current liabilities	1,191	1,042

Total liabilities	1,191	1,042

COMMITMENTS AND CONTINGENCIES

Stockholders' (deficit) equity:
Preferred stock par value 0.01: 2,000,000 shares authorized; none issued or outstanding	-	-
Class B common stock no par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value 0.01: 35,000,000 shares authorized; 33,282,089 shares issued and outstanding at March 31, 2017 and December 31, 2016	333	333
Additional paid-in capital	15,112	13,987
Treasury stock at cost: 714,750 shares as of March 31, 2017 and December 31, 2016	(69)	(69)
Accumulated deficit	(15,269)	(13,749)
Stockholders' equity attributed to alpha-En Corporation stockholders	107	502
Non-controlling interest	(411)	(320)
Total stockholders' (deficit) equity	(304)	182
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$887	$1,224

See notes to condensed consolidated financial statements.'

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Operating expenses
General and administrative	$920	$583
Legal and professional fees	170	49
Research and development	521	394
Total operating expenses	1,611	1,026
Net loss	(1,611)	(1,026)
Less: net loss attributable to non-controlling interest	(91)	(61)
Net loss attributable to alpha-En Corporation common stockholders	$(1,520)	$(965)

Net loss per share attributable to alpha-En Corporation common stockholders
Basic and diluted	$(0.05)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	33,282,089	32,448,987

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share and per share data)

(Unaudited)

			Additional					Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Noncontrolling	Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	(Deficit)
Balance at December 31, 2016	33,282,089	$333	$13,987	714,750	$(69)	$(13,749)	$(320)	$182
Stock based compensation (options)	-	-	877	-	-	-	-	877
Warrant issued for service	-	-	248	-	-	-	-	248
Net loss	-	-	-	-	-	(1,520)	(91)	(1,611)
Balance at March 31, 2017	33,282,089	$333	$15,112	714,750	$(69)	$(15,269)	$(411)	$(304)

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(1,611)	$(1,026)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	1
Stock-based compensation	877	627
Warrant issued for service	248	-
Issuance of subsidiary common stock for service	-	75
Changes in operating assets and liabilities of business, net of acquisitions:
Prepaid expenses	22	(39)
Due from related parties	-	61
Accounts payable and accrued expenses	49	(22)
Net cash used in operating activities	(410)	(323)

Cash flows from investing activities
Purchase of fixed assets	-	(35)
Net cash used in investing activities	-	(35)

Cash flows from financing activities
Proceeds from issuance of common stock and warrants in private placements	-	280
Non-employee options exercised for cash	-	11
Advances from related parties	100	50
Repayments of advances from related parties	-	(20)
Net cash provided by financing activities	100	321

Net decrease in cash	(310)	(37)
Cash at beginning of period	442	730
Cash at end of period	$132	$693

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

Amended and Restated Certificate of Incorporation

On March 29, 2017 the Board of Directors of the Company and a subset of the Company’s stockholders representing in excess of 75% of the Company’s currently issued and outstanding voting stock approved of the amendment and restatement of the Company’s Certificate of Incorporation (the “Restated Certificate”) to make certain corporate governance updates and to increase the authorized capital stock of the Company to 60,000,000 shares, of which 57,000,000 will be shares of Common Stock, par value $0.01 per share, 1,000,000 will be shares of Class B Common Stock, par value $0.01 per share and 2,000,000 will be shares of preferred stock, par value $0.01 per share. Pursuant to applicable law, the Restated Certificate will not become effective until twenty days after the mailing of an Information Statement to all of the Company’s stockholders and after the filing of the Restated Certificate with the Delaware Secretary of State. On May 12, 2017 the Company filed the preliminary Information Statement on Schedule 14C with the Securities and Exchange Commission.

Note 2 - Going Concern and Liquidity

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $15.3 million at March 31, 2017, a net loss of approximately $1.6 million and approximately $410,000 net cash used in operating activities for the three months ended March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further develop the intellectual property associated with its technology; broaden its patent portfolio; scale up production of various products; and begin generating revenue; however, the Company’s cash position is not sufficient to support its daily operations. While the Company believes in the viability of its technology and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional funds by way of a public or private offering and its ability to further develop its technology and generate sufficient revenue.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed on March 31, 2017.

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

Cash

As of March 31, 2017 and December 31, 2016, substantially all of the Company’s cash was held by major financial institutions and the balance at certain times may exceed the maximum amount insured by the Federal Deposits Insurance Corporation. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Property and Equipment

Lab equipment, leasehold improvements and office equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of each asset, generally three years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value. There was no impairments of long-lived assets during the period ended March 31, 2017.

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Stock-Based Compensation

The Company expenses stock-based compensation to employees over the requisite service period based on the estimated grant-date fair value of the awards. For stock-based compensation awards to non-employees, the Company remeasures the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as compensation expense in the period of change.

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

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2017 and 2016 are as follows:

	As of March 31,
	2017	2016
Warrants to purchase common stock	3,771,875	2,025,000
Options to purchase common stock	5,030,000	4,170,000
Total	8,801,875	6,195,000

Non-Controlling Interests

Non-controlling interests in consolidated entities represent the component of equity in consolidated entities held by third parties. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. These aspects of ASU 2016-09 are effective for reporting periods beginning after December 15, 2016, with early adoption permitted provided that all of the guidance is adopted in the same period. The Company adopted the standard as of January 1, 2017 and adoption did not have a material impact on its consolidated financial statements.

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

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Property and Equipment

The components of property and equipment as of March 31, 2017 and December 31, 2016, at cost are (dollars in thousands):

($ in thousands)	Useful Life (Years)	March 31, 2017	December 31, 2016
Lab equipment	3	173	173
Office furniture and equipment	3	12	12
Leasehold improvement		368	368
Gross property and equipment		553	553
Less: Accumulated depreciation		(17)	(12)
Property and equipment, net		$536	$541

The Company’s depreciation expense for the three months ended March 31, 2017 and 2016 was $5,000 and $1,000, respectively.

Note 5 - Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

As of March 31, 2017 and December 31, 2016, the outstanding amount of the advances from related parties was approximately $178,000 and $78,000, respectively. During the three months ended March 31, 2017, Steven M. Payne advanced $50,000 and Jerome I. Feldman advanced $50,000 to the Company and the Company did not repay any amounts to related parties.

Free Office Space

During 2015 and through September 2016, the Company was provided office space by its Chairman of the Board at no cost. Management determined that such cost was nominal and did not recognize the rent expense in its financial statements.

Restricted Stock Grant to Chief Executive Officer and Associated Withholding Payments

During three months ended March 31, 2016, Steven M. Fludder, Chief Executive Officer, paid the Company a withholding tax obligation of $198,000 related to the grant of restricted stock in 2015.

Appointment of Chief Financial Officer

On February 23, 2017, the Board of Directors of the Company appointed Nathan Wasserman to become Chief Financial Officer of the Company, effective as of March 1, 2017. Pursuant to a term sheet dated February 27, 2017, Mr. Wasserman agreed to serve as our Chief Financial Officer for an initial term of three years. The Company granted Mr. Wasserman stock options to purchase a total of 500,000 shares of common stock at an exercise price of $1.10 per share, of which 150,000 vested immediately, 150,000 will vest in his second year of service and 200,000 will vest in his third year of service. Mr. Wasserman will also receive a starting salary of $5,000 per month.

Note 6 - Stockholders’ Equity

Common Stock

As of March 31, 2017 and 2016, there were warrants to purchase 3,771,875 and 2,025,000 shares of common stock issued and outstanding, respectively.

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

The grant date fair value of stock options granted during the three months ended March 31, 2017 was $611,000. The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin for “plain vanilla” options. The expected term for stock options granted with performance and/or market conditions represents the estimated period estimated by management by which the performance conditions will be met. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. The fair value of options granted in the three months ended March 31, 2017 and 2016 were estimated using the following weighted-average assumptions:

	As of March 31,
	2017	2016
Exercise price	$1.10	$0.90
Expected stock price volatility	79%	80%
Risk-free rate of interest	1.49%	1.34%
Term (years)	3.0	4.6

A summary of option activity under the Company’s employee stock option plan for the three months ended March 31, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	1,575,000	$0.50	$1,264,000	4.7
Employee options granted	500,000	1.10	450,000	4.8
Outstanding as of March 31, 2017	2,075,000	$0.65	$2,805,000	4.5
Options vested and expected to vest as of March 31, 2017	2,075,000	$0.65	$2,805,000	4.5
Options vested and exercisable as of March 31, 2017	900,000	$0.46	$1,382,000	3.6

Estimated future stock-based compensation expense relating to unvested employee stock options is approximately $599,000 as of March 31, 2017 and will be amortized over 3.5 years.

A summary of activity of options granted to non-employees for the three months ended March 31, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	2,955,000	$0.27	$3,053,000	3.2
Outstanding as of March 31, 2017	2,955,000	$0.27	$5,110,000	3.0
Options vested and expected to vest as of March 31, 2017	2,955,000	$0.27	$5,110,000	3.0
Options vested and exercisable as of March 31, 2017	1,767,500	$0.30	$3,012,000	3.0

Warrants

A summary of the status of the Company’s outstanding warrants as of March 31, 2017 and changes during the three months then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	3,271,875	$1.02	$2,000,000	3.9
Issued	500,000	1.20	400,000	6.9
Outstanding as of March 31, 2017	3,771,875	$1.05	$4,290,000	4.1
Warrants exercisable as of March 31, 2017	3,521,875	$1.04	$4,090,000	3.9

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock-based Compensation Expense

Stock-based compensation expense for the three months ended March 31, 2017 and 2016 was comprised of the following (dollars in thousands):

	For the Three Months Ended March 31,
	2017	2016
Employee restricted stock awards	$-	$136
Employee stock option awards	237	31
Non-employee option awards	640	460
Total compensation expense	$877	$627

Note 7 - Contingencies and Commitments

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

In connection with this lease, the Company obtained an Irrevocable Standby Letter of Credit (the “Letter of Credit”) from Chase Bank for a sum not exceeding $150,000. The Company has deposited this amount with Chase Bank as collateral for the Letter of Credit and recorded the amount as restricted cash and long term deposit in the consolidated balance sheets as of March 31, 2017.

As of March 31, 2017, contractual minimal lease payments are as follows (in thousands):

2017	$104
2018	209
2019	213
2020	216
2021	219
Thereafter	562
Total	$1,523

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

The Company maintains an executive office in Tarrytown, New York. This space was previously provided to the Company without charge by our Executive Chairman, Jerome I. Feldman. Beginning in September 2016 the Company began incurring rent for this space of approximately $5,000 per month, plus taxes and utilities to the current owner Cushman & Wakefield of Pennsylvania, Inc. The lease commenced on May 1, 2016 and terminates on April 30, 2018. The Company has the option to terminate the lease at any time upon two months’ notice.

Note 8 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

For over six years, we have been focused exclusively on efforts to develop a business centered around the commercial manufacturing of highly pure lithium metal, a raw material for use in lightweight, high energy density batteries, in an environmentally friendly manner. Additionally, we have broadened our focus to include lithium products and processes derived from our core technology. This includes battery components such as protected anodes and compounds of lithium, among other things.

Lithium is the lightest metal with the highest electrochemical potential, making it a clear choice for batteries. There is a substantial existing market for lithium metal in primary (non-rechargeable) batteries, and rechargeable batteries, including many future opportunities which exist for next-generation batteries under development.

We have no revenues and our business is in the development stage. Our operations primarily include activities related to developing our technology and maintaining our public company status.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

General and administrative expenses were approximately $920,000 for the three months ended March 31, 2017 as compared to approximately $583,000 for the three months ended March 31, 2016. The increase in general and administrative expenses mostly relates to increased stock based compensation and warrants issued for services which were approximately $643,000 and $369,000 for the three months ended March 31, 2017 and 2016, respectively.

Legal and professional fees were approximately $170,000 for the three months ended March 31, 2017 as compared to approximately $49,000 for the three months ended March 31, 2016. The increase in legal and professional fees was due to accounting and legal services incurred in relation to the filing of our annual financials.

Research and development expenses were approximately $521,000 for the three months ended March 31, 2017 as compared to approximately $394,000 for the three months ended March 31, 2016. The increase in research and development expenses mostly relates to increased stock based compensation which was approximately $483,000 and $258,000 for the three months ended March 31, 2017 and 2016, respectively.

Net loss attributable to non-controlling interest was approximately $91,000 for the three months ended March 31, 2017 as compared to approximately $61,000 for the three months ended March 31, 2016. The increase was mostly due to the increased loss of CLC.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $15.3 million at March 31, 2017, a net loss of approximately $1.6 million and approximately $410,000 net cash used in operating activities for the three months ended March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further develop the intellectual property associated with its technology; broaden its patent portfolio; scale up production of various products; and begin generating revenue; however, the Company’s cash position is not sufficient to support its daily operations. While the Company believes in the viability of its technology and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional funds by way of a public or private offering and its ability to further develop its technology and generate sufficient revenue.

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

Restricted cash and long-term deposit at March 31, 2017 includes $150,000 of cash deposited with Chase Bank (“Chase”) as collateral for an irrevocable standby letter of credit associated with the lease of our Yonkers lease.

As of March 31. 2017, we had an accumulated deficit of approximately $15.3 million and working capital deficit of approximately $890,000.

We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans and investments from officers, directors and stockholders, until we begin to generate cash flows from operations.

The table below sets forth selected cash flow data for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(410)	$(323)
Net cash used in investing activities	-	(35)
Net cash provided by financing activities	100	321
Net decrease in cash and cash equivalents	$(310)	$(37)

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

In connection with this lease, the Company obtained an Irrevocable Standby Letter of Credit (the “Letter of Credit”) from Chase Bank for a sum not exceeding $150,000. The Company has deposited this amount with Chase Bank as collateral for the Letter of Credit and recorded the amount as restricted cash and long-term deposits in the consolidated balance sheets as of March 31, 2017.

As of March 31, 2017, contractual minimal lease payments are as follows (in thousands):

2017	$104
2018	209
2019	213
2020	216
2021	219
Thereafter	562
Total	$1,523

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer, and our Principal Financial and Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. We have added additional resources and expect to remediate the material weakness in our disclosure controls and procedures end of our fiscal quarter ending June 30, 2017.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

alpha-En Corporation

Date: May 15, 2017

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Executive Chairman and Treasurer

Date: May 15, 2017

By:	/s/ Nathan J. Wasserman
Nathan J. Wasserman
Chief Financial Officer (principal financial and accounting officer)

