Form 10-Q/A
period 2017-03-31
alpha-En Corp
filed 2017-07-20
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q (the “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 previously filed on May 15, 2017 (the “Original Filing”). We are filing this Form 10-Q/A to correct an inadvertent typographical error in Item 4 - Controls and Procedures - Evaluation of Disclosure Controls and Procedures. The Company incorrectly used the date of March 31, 2016 in the third sentence of the second paragraph of that Item, when in fact the correct date of reference is March 31, 2017. No other changes have been made to the Original Form 10-Q. This Amendment speaks as of the filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way any other disclosures made in the Original Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer, and our Principal Financial and Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. We have added additional resources and expect to remediate the material weakness in our disclosure controls and procedures end of our fiscal quarter ending June 30, 2017.

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

alpha-En Corporation

Date: July 20, 2017

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Executive Chairman and Treasurer

Date: July 20, 2017

By:	/s/ Nathan J. Wasserman
Nathan J. Wasserman
Chief Financial Officer (principal financial and accounting officer)

