Form 10-Q
period 2017-06-30
alpha-En Corp
filed 2017-08-14
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File Number: 000-12885

alpha-En Corporation

(Exact name of registrant as specified in its charter)

Delaware	95-4622429
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

28 Wells Avenue, 2nd Floor, Yonkers, New York 10701

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
			Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountings standards provided pursuant to Section 13)a_ of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 14, 2017, there were 33,344,506 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)

ASSETS
Current assets
Cash	$1,198	$442
Prepaid expenses	22	91
Restricted cash	100	100
Total current assets	1,320	633

Long-term deposit	50	50
Property and equipment, net	543	541
Total assets	$1,913	$1,224

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$873	$964
Advances from related parties	36	78
Total current liabilities	909	1,042

Total liabilities	909	1,042

Preferred stock par value $0.01: 2,000,000 shares authorized; 1,820 shares issued and outstanding as of June 30, 2017; aggregate liquidation preference of $1,842	1,842	-

COMMITMENTS AND CONTINGENCIES

Stockholders' (deficit) equity:
Class B common stock no par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.01: 57,000,000 shares authorized; 33,282,089 shares issued and outstanding at June 30, 2017 and December 31, 2016	333	333
Additional paid-in capital	15,279	13,987
Treasury stock at cost: 714,750 shares as of June 30, 2017 and December 31, 2016	(69)	(69)
Accumulated deficit	(15,936)	(13,749)
Stockholders' (deficit) equity attributed to alpha-En Corporation stockholders	(393)	502
Non-controlling interest	(445)	(320)
Total stockholders' (deficit) equity	(838)	182
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY AND TEMPORARY EQUITY	$1,913	$1,224

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses
General and administrative	$517	$904	$1,437	$1,487
Legal and professional fees	85	196	255	245
Research and development	99	1,509	620	1,903
Total operating expenses	701	2,609	2,312	3,635
Net loss	(701)	(2,609)	(2,312)	(3,635)
Less: net loss attributable to non-controlling interest	(34)	(174)	(125)	(235)
Net loss attributable to controlling interest	(667)	(2,435)	(2,187)	(3,400)
Less: Dividends accrued on preferred stock	(22)	-	(22)	-
Less: Deemed dividend on Series A preferred stock	(649)	-	(649)	-
Less: Deemed dividend - beneficial conversion feature on preferred stock	(807)	-	(807)	-
Net loss attributable to alpha-En Corporation common stockholders	$(2,145)	$(2,435)	$(3,665)	$(3,400)

Net loss per share attributable to alpha-En Corporation common stockholders
Basic and diluted	$(0.06)	$(0.07)	$(0.11)	$(0.10)

Weighted average shares outstanding:
Basic and diluted	33,282,089	33,568,597	33,282,089	33,008,792

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share and per share data)

(Unaudited)

					Additional					Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Noncontrolling	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Equity
Balance at December 31, 2016	-	$-	33,282,089	$333	$13,987	714,750	$(69)	$(13,749)	$(320)	$182
Stock based compensation (options)	-	-	-	-	1,065	-	-	-	-	1,065
Warrant issued for service	-	-	-	-	249	-	-	-	-	249
Issuance of preferred stock and common stock warrants	1,670	1,021	-	-	566	-	-	-	-	1,587
Extinguishment of advances into preferred stock and common stock warrants	150	150	-	-	83	-	-	-	-	233
Deemed dividend on Series A preferred stock	-	649	-	-	(649)	-	-	-	-	-
Beneficial conversion feature of Series A preferred stock	-	(807)	-	-	807	-	-	-	-	-
Deemed dividends related to beneficial conversion feature of Series A preferred stock	-	807	-	-	(807)	-	-	-	-	-
Accrued Series A dividends	-	22	-	-	(22)	-	-	-	-	-
Reclass Series A preferred stock to temporary equity	(1,820)	(1,842)	-	-	-	-	-	-	-	(1,842)
Net loss	-	-	-	-	-	-	-	(2,187)	(125)	(2,312)
Balance at June 30, 2017	-	$-	33,282,089	$333	$15,279	714,750	$(69)	$(15,936)	$(445)	$(838)

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(2,312)	$(3,635)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17	2
Stock-based compensation	1,065	2,641
Warrant issued for service	249	-
Issuance of subsidiary common stock for service	-	75
Changes in operating assets and liabilities of business, net of acquisitions:
Prepaid expenses	69	133
Due from related parties	-	61
Accounts payable and accrued expenses	(91)	42
Net cash used in operating activities	(1,003)	(681)

Cash flows from investing activities
Purchase of fixed assets	(19)	(115)
Net cash used in investing activities	(19)	(115)

Cash flows from financing activities
Proceeds from issuance of preferred stock and warrants	1,670	605
Non-employee options exercised for cash	-	11
Advances from related parties	150	50
Repayments of advances from related parties	(42)	(20)
Net cash provided by financing activities	1,778	646

Net increase (decrease) in cash	756	(150)
Cash at beginning of period	442	730
Cash at end of period	$1,198	$580

Non cash financing and investing activities:
Beneficial conversion feature of Series A preferred stock	$807	$-
Deemed dividends related to beneficial conversion feature of Series A preferred stock	$807	$-
Deemed dividend on Series A preferred stock	$649	$-
Accrued Series A dividends	$22	$-
Conversion of advances from related parties to preferred stock	$150	$-

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

Amended and Restated Certificate of Incorporation

On March 29, 2017 the Board of Directors of the Company and a subset of the Company’s stockholders representing in excess of 75% of the Company’s currently issued and outstanding voting stock approved of the amendment and restatement of the Company’s Certificate of Incorporation (the “Restated Certificate”) to make certain corporate governance updates and to increase the authorized capital stock of the Company to 60,000,000 shares, of which 57,000,000 will be shares of Common Stock, par value $0.01 per share, 1,000,000 will be shares of Class B Common Stock, par value $0.01 per share and 2,000,000 will be shares of preferred stock, par value $0.01 per share. The Company filed a definitive information statement on Schedule 14C with the Securities and Exchange Commission on June 1, 2017 describing the proposed changes in the Restated Certificate. The Restated Certificate was filed with the Secretary of State for the State of Delaware and became effective on June 30, 2017.

Note 2 - Going Concern and Liquidity

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $15.9 million at June 30, 2017, a net loss of approximately $2.3 million and approximately $1.0 million net cash used in operating activities for the six months ended June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further develop the intellectual property associated with its technology; broaden its patent portfolio; scale up production of various products; and begin generating revenue; however, the Company’s cash position is not sufficient to support its operations for the foreseeable future. While the Company believes in the viability of its technology and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional funds by way of a public or private offering and its ability to further develop its technology and generate sufficient revenue.

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

Cash

As of June 30, 2017 and December 31, 2016, substantially all of the Company’s cash was held by major financial institutions and the balance at certain times may exceed the maximum amount insured by the Federal Deposits Insurance Corporation. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Property and Equipment

Lab equipment, leasehold improvements and office equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of each asset, generally three to seven years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value. There were no impairments of long-lived assets during the period ended June 30, 2017.

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Preferred Stock

The fair value of the Preferred Stock is based on unobservable inputs. Such unobservable inputs include use of the Company’s own data or assumptions such as earnings and discounted cash flow. The fair value of Preferred stock was estimated based upon equivalent common shares that Preferred Stock could have been converted into at the closing price on the purchase date.

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable GAAP.

When the Company has determined that the embedded conversion options should not be bifurcated from their host instruments, discounts are recorded for the intrinsic value of conversion options embedded in the instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the instrument. Deemed dividends are also recorded for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares.

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

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2017 and 2016 are as follows:

	As of June 30,
	2017	2016
Warrants to purchase common stock	4,681,875	2,321,875
Options to purchase common stock	5,030,000	4,170,000
Total	9,711,875	6,491,875

Non-Controlling Interests

Non-controlling interests in consolidated entities represent the component of equity in consolidated entities held by third parties. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests.

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (ASU 2017-11). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its financial statements and related disclosures.

In May 2017, the Financial Accounting Standards Board (the FASB) issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, (ASU 2017-09). ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The adoption of this ASU is not expected to have a material impact on the Company’s financial position or results of operations.

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

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 4 - Property and Equipment

The components of property and equipment as of June 30, 2017 and December 31, 2016, at cost are (dollars in thousands):

($ in thousands)	Useful Life (Years)	June 30, 2017	December 31, 2016
Lab equipment	3	173	173
Office furniture and equipment	3	31	12
Leasehold improvement	7	368	368
Gross property and equipment		572	553
Less: Accumulated depreciation and amortization		(29)	(12)
Property and equipment, net		$543	$541

The Company’s depreciation and amortization expense for the three months ended June 30, 2017 and 2016 was $12,000 and $1,000, respectively. The Company’s depreciation expense for the six months ended June 30, 2017 and 2016 was $17,000 and $2,000, respectively.

Note 5 - Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

As of June 30, 2017 and December 31, 2016, the outstanding amounts of the advances from related parties was approximately $36,000 and $78,000, respectively. During the six months ended June 30, 2017, Steven M. Payne, Jerome I. Feldman and Jim Kilman each advanced $50,000 to the Company and the Company repaid $42,000 in advances and $150,000 was converted into preferred stock.

Free Office Space

Beginning in 2015 and through September 2016, the Company was provided office space by its Chairman of the Board at no cost.

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management determined that such cost was nominal and did not recognize the rent expense in its financial statements.

Restricted Stock Grant to Chief Executive Officer and Associated Withholding Payments

During six months ended June 30, 2016, Steven M. Fludder, Chief Executive Officer, reimbursed the Company a withholding tax obligation of $198,000 related to the grant of restricted stock in 2015.

Appointment of Chief Financial Officer

On February 23, 2017, the Board of Directors of the Company appointed Nathan Wasserman to become Chief Financial Officer of the Company, effective as of March 1, 2017. Pursuant to a term sheet dated February 27, 2017, Mr. Wasserman agreed to serve as our Chief Financial Officer for an initial term of three years. The Company granted Mr. Wasserman stock options to purchase a total of 500,000 shares of common stock at an exercise price of $1.10 per share, of which 150,000 vested immediately, 150,000 will vest in his second year of service and 200,000 will vest in his third year of service. Mr. Wasserman receives a starting salary of $5,000 per month.

Note 6 - Temporary Equity

Series A Preferred Stock

The following table summarizes the Company’s Series A Preferred Stock activities for the six months ended June 30, 2017 (dollars in thousands):

	Series A Preferred Stock
	Shares	Amount
Total temporary equity as of December 31, 2016	-	$-
Proceeds from sale of Series A preferred stock	1,670	1,670
Conversion of advances into preferred stock	150	150
Beneficial conversion feature of Series A preferred stock	-	(807)
Deemed dividends related to beneficial conversion feature of Series A preferred stock	-	807
Accrued Series A dividends	-	22
Deemed dividend on Series A preferred stock	-	649
Fair Value of common stock warrant issued with Series A preferred stock	-	(649)
Total temporary equity as of June 30, 2017	1,820	$1,842

On May 17, 2017, the Company entered into a preferred stock purchase agreement (“Stock Purchase Agreement”) with several accredited and institutional investors, pursuant to which the Company agreed to issue and sell in a private placement 1,820 shares of its newly designated Series A Preferred Stock, par value $0.01 per share (“Series A Preferred”), as well as 910,000 warrants to purchase the Company’s common stock, par value $0.01 per share (“Common Stock”), at a purchase price of $1,000 per share, for total gross proceeds of $1.82 million.

The Series A Preferred is entitled to accrue cumulative dividends at a rate equal to 10.0% simple interest per annum on the original issue price of $1,000 per share (the “Original Issue Price”). Accrued dividends will be payable quarterly based on a 365-day year and may be paid in cash or in additional shares of Series A Preferred. Each share of Series A Preferred is convertible into 572 shares of Common Stock, subject to customary increases or decreases for stock splits, stock dividends recapitalizations and the like, and may be converted to Common Stock at any time after issuance at the option of a holder. The Company will have the right, at the Company’s option, to redeem all or a portion of the shares of Series A Preferred Stock at any time or times after the one year anniversary of the Issuance Date of such Series A Preferred Stock, at a price per share (the “Redemption Price”) equal to the sum of the following (without duplication): (a) the Original Issue Price, plus (b) any accrued but unpaid Dividends. Upon any liquidation, dissolution or winding up of the Company, liquidation of the Company’s assets will be made in the following order of priority: (a) first, payment or provision for payment of debts and other liabilities; (b) second, payment to the holders of Series A Preferred an amount with respect to each share of Series A Preferred equal to the Original Issue Price, plus any accrued but unpaid Dividends thereon; and (c) third, payment to the holders of Common Stock. Except as required by applicable law or as set forth herein, the holders of shares of Series A Preferred Stock will vote together with the holders of shares of Common Stock and not as a separate class. Each share of Series A Preferred Stock will have a number of votes equal to the number of shares of Common Stock then issuable upon conversion of such share of Series A Preferred Stock.

The Series A Preferred Stock is being classified as temporary equity because it has redemption features that are outside of the Company’s control upon certain triggering events, such as a deemed liquidation event. A “Deemed Liquidation Event” is defined in the Company’s Amended and Restated Certificate of Incorporation as a merger that results in a change in control or the sale of substantially all the assets of the Company. In the case of a Deemed Liquidation Event, the assets of the Company will be paid in order of liquidation preference to the holders of preferred and common stock. Because certain holders of the Series A Preferred Stock constitute a majority of the Company’s Board of Directors, a potential Deemed Liquidation Event is considered to be outside the control of the Company along with the call provision that can be exercised in one year, resulting in classification of the Series A Preferred Stock as temporary equity.

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has determined that the warrants should be accounted as a component of stockholders’ equity. On the issuance date, the Company estimated the fair value of the warrants at $1.1 million using the Black-Scholes option pricing model using the following primary assumptions: contractual term of 5.0 years, volatility rate of 79.8%, risk-free interest rate of 1.76% and expected dividend rate of 0%. Based on the warrant’s relative fair value to the fair value of the Series A Preferred, approximately $649,000 of the $1.1 million of aggregate fair value was allocated to the warrants, creating a corresponding preferred stock discount in the same amount.

Due to the reduction of allocated proceeds to Series A Preferred, the effective conversion price was approximately $1.1 per share creating a beneficial conversion feature of $807,000. Since the conversion option of the Series A Preferred was immediately exercisable, the beneficial conversion feature was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the Series A Preferred.

As of June 30, 2017, the dividends accrued and outstanding was $22,000.

Note 7 - Stockholders’ (Deficit) Equity

Common Stock

As of June 30, 2017 and 2016, there were warrants to purchase 4,681,875 and 2,321,875 shares of common stock issued and outstanding, respectively.

Stock Options

The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin for “plain vanilla” options. The expected term for stock options granted with performance and/or market conditions represents the period estimated by management by which the performance conditions will be met. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. The grant date fair value of stock options granted during the six months ended June 30, 2017 and 2016 was $611,000 and $223,000, respectively. The fair value of options granted in the six months ended June 30, 2017 and 2016 were estimated using the following weighted-average assumptions:

	For the Six Months Ended June 30,
	2017	2016
Exercise price	$1.10	$0.90
Expected stock price volatility	79%	80%
Risk-free rate of interest	1.49%	1.34%
Term (years)	3.0	4.6

A summary of option activity under the Company’s employee stock option plan for the six months ended June 30, 2017 is presented below:

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	1,575,000	$0.50	$1,264,000	4.7
Employee options granted	500,000	1.10	400,000	4.6
Outstanding as of June 30, 2017	2,075,000	$0.65	$2,598,000	4.3
Options vested and expected to vest as of June 30, 2017	2,075,000	$0.65	$2,598,000	4.3
Options vested and exercisable as of June 30, 2017	900,000	$0.46	$1,292,000	3.4

Estimated future stock-based compensation expense relating to unvested employee stock options is approximately $480,000 as of June 30, 2017 and will be amortized over 3.3 years.

A summary of activity of options granted to non-employees for the six months ended June 30, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	2,955,000	$0.27	$3,053,000	3.2
Outstanding as of June 30, 2017	2,955,000	$0.27	$4,815,000	2.7
Options vested and expected to vest as of June 30, 2017	2,955,000	$0.27	$4,815,000	2.7
Options vested and exercisable as of June 30, 2017	1,767,500	$0.30	$2,835,000	2.7

Warrants

A summary of the status of the Company’s outstanding warrants as of June 30, 2017 and changes during the six months then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	3,271,875	$1.02	$2,000,000	3.9
Issued	1,410,000	1.72	350,000	5.5
Outstanding as of June 30, 2017	4,681,875	$1.23	$3,970,000	4.1
Warrants exercisable as of June 30, 2017	4,431,875	$1.23	$3,795,000	3.9

Stock-based Compensation Expense

Stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 was comprised of the following (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Employee restricted stock awards	$-	$-	$-	$136
Employee stock option awards	118	55	355	86
Non-employee option awards	70	1,958	710	2,419
Total compensation expense	$188	$2,013	$1,065	$2,641

Note 8 - Contingencies and Commitments

On March 22, 2016, the Company entered into a lease (the “Lease”) with Hudson View Building #3, LLC (“the “Landlord”), for office and laboratory space located in Yonkers, New York (the “Leased Premise”). The Leased Premise consists of approximately 8,000 square feet. The Lease has a term of 87 months from the lease commencement date, which is the date upon which the Landlord has substantially completed certain interior leasehold improvements to the Leased Premise. The annual rent of the first year of the lease is approximately $208,000, increasing by 1.5% on each anniversary of the lease commencement date. In the event of a termination of the lease following a default by the Company, the Company will be obligated to pay the sum of the rent payable for the remainder of the lease term. The Company moved into the office on May 30, 2017. The Company is not required to pay the monthly rent until the fourth month.

In connection with this lease, the Company obtained an Irrevocable Standby Letter of Credit (the “Letter of Credit”) from Chase Bank for a sum not exceeding $150,000. The Company has deposited this amount with Chase Bank as collateral for the Letter of Credit and recorded the amount as restricted cash and long term deposit in the consolidated balance sheets as of June 30, 2017.

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2017, contractual minimal lease payments are as follows (in thousands):

2017	$87
2018	209
2019	212
2020	216
2021	219
Thereafter	580
Total	$1,523

On February 25, 2009, the Company was granted an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries and other fields. Commencing in October 2010, working through a third party, the Company conducted a series of tests to determine if the process worked and, based on the results, initially believed that the process produced lithium, however it did not prove to be commercially feasible and research and development efforts involving this license were abandoned. In exchange for the license, the Company had certain financial, share issuance and royalty obligations if certain sale thresholds were met. However, since contractually agreed thresholds were not met and the technology was not used, the Company negotiated an amendment and release which was agreed to in November 2016 and finalized in January 2017. Pursuant to the amendment and release, the third party retained two million of the three million total shares from the original license and forfeited the remaining one million shares. The two million shares retained by the third party are subject to customary transfer restrictions for restricted shares. The Company accounted for this transaction in the December 31, 2016 financial statements.

The Company maintained an executive office in Tarrytown, New York. This space was previously provided to the Company without charge by our Executive Chairman, Jerome I. Feldman. Beginning in September 2016 the Company began incurring rent for this space of approximately $5,000 per month, plus taxes and utilities to the current owner Cushman & Wakefield of Pennsylvania, Inc. The lease commenced on May 1, 2016 and terminates on April 30, 2018. The Company has the option to terminate the lease at any time upon two months’ notice. On May 31, 2017, the Company terminated the lease.

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

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

General and administrative expenses were approximately $517,000 for the three months ended June 30, 2017 as compared to approximately $904,000 for the three months ended June 30, 2016. The decrease in general and administrative expenses mostly relates to decreased stock based compensation which was approximately $131,000 and $750,000 for the three months ended June 30, 2017 and 2016, respectively.

Legal and professional fees were approximately $85,000 for the three months ended June 30, 2017 as compared to approximately $196,000 for the three months ended June 30, 2016. The decrease in legal and professional fees was due to legal services incurred in relation to corporate matters for the three months ended June 30, 2016.

Research and development expenses were approximately $99,000 for the three months ended June 30, 2017 as compared to approximately $1.5 million for the three months ended June 30, 2016. The decrease in research and development expenses mostly relates to decreased stock based compensation which was approximately $57,000 and $1.3 million for the three months ended June 30, 2017 and 2016, respectively.

Net loss attributable to non-controlling interest was approximately $34,000 for the three months ended June 30, 2017 as compared to approximately $174,000 for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

General and administrative expenses were approximately $1.4 million for the six months ended June 30, 2017 as compared to approximately $1.5 million for the six months ended June 30, 2016.

Legal and professional fees were approximately $255,000 for the six months ended June 30, 2017 as compared to approximately $245,000 for the six months ended June 30, 2016.

Research and development expenses were approximately $620,000 for the six months ended June 30, 2017 as compared to approximately $1.9 million for the six months ended June 30, 2016. The decrease in research and development expenses mostly relates to decreased stock based compensation which was approximately $540,000 and $1.5 million for the six months ended June 30, 2017 and 2016, respectively.

Net loss attributable to non-controlling interest was approximately $125,000 for the six months ended June 30, 2017 as compared to approximately $235,000 for the six months ended June 30, 2016.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $15.9 million at June 30, 2017, a net loss of approximately $2.3 million and approximately $1.0 million net cash used in operating activities for the six months ended June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

Restricted cash and long-term deposit at June 30, 2017 includes $150,000 of cash deposited with Chase Bank (“Chase”) as collateral for an irrevocable standby letter of credit associated with the lease of our Yonkers lease.

As of June 30, 2017, we had an accumulated deficit of approximately $15.9 million and working capital of approximately $411,000.

On May 17, 2017, we entered into a preferred stock purchase agreement with several accredited and institutional investors and issued 1,820 shares of Series A Preferred Stock and 910,000 warrants for total gross proceeds of $1.8 million (including previous advances from related parties). The warrants have a 5-year term and an exercise price of $2.00.

We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans and investments from officers, directors and stockholders, until we begin to generate cash flows from operations.

The table below sets forth selected cash flow data for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(1,003)	$(681)
Net cash used in investing activities	(19)	(115)
Net cash provided by financing activities	1,778	646
Net increase (decrease) in cash and cash equivalents	$756	$(150)

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

Commitments

On March 22, 2016, the Company entered into a lease (the “Lease”) with Hudson View Building #3, LLC (“the “Landlord”), for office and laboratory space located in Yonkers, New York (the “Leased Premise”). The Leased Premise consists of approximately 8,000 square feet. The Lease has a term of 87 months from the lease commencement date, which is the date upon which the Landlord has substantially completed certain interior leasehold improvements to the Leased Premise. The annual rent of the first year of the lease is approximately $208,000, increasing by 1.5% on each anniversary of the lease commencement date. In the event of a termination of the lease following a default by the Company, the Company will be obligated to pay the sum of the rent payable for the remainder of the lease term. The Company moved into the office on May 30, 2017. The Company is not required to pay the monthly rent until the fourth month.

In connection with this lease, the Company obtained an Irrevocable Standby Letter of Credit (the “Letter of Credit”) from Chase Bank for a sum not exceeding $150,000. The Company has deposited this amount with Chase Bank as collateral for the Letter of Credit and recorded the amount as restricted cash and long-term deposits in the consolidated balance sheets as of June 30, 2017.

As of June 30, 2017, contractual minimal lease payments are as follows (in thousands):

2017	$87
2018	209
2019	212
2020	216
2021	219
Thereafter	580
Total	$1,523

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer, and our Principal Financial and Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. We have added additional resources and expect to remediate the material weakness in our disclosure controls and procedures during the second half of 2017.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation
10.1	alpha-En Corporation 2016 Omnibus Equity Plan
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

alpha-En Corporation

Date: August 14, 2017

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Executive Chairman and Treasurer

Date: August 14, 2017

By:	/s/ Nathan J. Wasserman
Nathan J. Wasserman
Chief Financial Officer (principal financial and accounting officer)

