Form 10-Q
period 2017-09-30
alpha-En Corp
filed 2017-11-14
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2017

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

As of November 14, 2017, there were 33,347,506 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)

ASSETS
Current assets
Cash	$685	$442
Prepaid expenses	89	91
Restricted cash	15	100
Total current assets	789	633

Long-term deposit	35	50
Property and equipment, net	525	541
Total assets	$1,349	$1,224

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$916	$964
Advances from related parties	36	78
Total current liabilities	952	1,042

Total liabilities	952	1,042

Preferred stock par value $0.01: 2,000,000 shares authorized; 1,820 shares issued and outstanding as of September 30, 2017; aggregate liquidation preference of $1,888	1,888	-

COMMITMENTS AND CONTINGENCIES

Stockholders' (deficit) equity:
Class B common stock no par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.01: 57,000,000 shares authorized; 33,344,506 shares and 33,282,089 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	334	333
Additional paid-in capital	17,065	13,987
Treasury stock at cost: 714,750 shares as of September 30, 2017 and December 31, 2016	(69)	(69)
Accumulated deficit	(18,251)	(13,749)
Stockholders' (deficit) equity attributed to alpha-En Corporation stockholders	(921)	502
Non-controlling interest	(570)	(320)
Total stockholders' (deficit) equity	(1,491)	182
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY AND TEMPORARY EQUITY	$1,349	$1,224

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses
General and administrative	$1,751	$(89)	$3,188	$1,398
Legal and professional fees	135	221	390	466
Research and development	473	(381)	1,093	1,522
Total operating expenses	2,359	(249)	4,671	3,386

Other income (loss)
Loss on extinguishment of accounts payable	(82)	-	(82)	-
Interest income	1	-	1	-
Total other loss	(81)	-	(81)	-
Net (loss) income	(2,440)	249	(4,752)	(3,386)
Less: net (loss) gain attributable to non-controlling interest	(125)	29	(250)	(206)
Net (loss) income attributable to controlling interest	(2,315)	220	(4,502)	(3,180)
Less: Dividends accrued on preferred stock	(46)	-	(68)	-
Less: Deemed dividend on Series A preferred stock	-	-	(649)	-
Less: Deemed dividend - beneficial conversion feature on preferred stock	-	-	(807)	-
Less: Deemed dividend - inducement to exercise warrants	-	(378)	-	(378)
Net loss attributable to alpha-En Corporation common stockholders	$(2,361)	$(158)	$(6,026)	$(3,558)

Net loss per share attributable to alpha-En Corporation common stockholders
Basic and diluted	$(0.07)	$(0.00)	$(0.18)	$(0.11)

Weighted average shares outstanding:
Basic and diluted	33,337,722	33,767,673	33,300,837	33,263,599

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share and per share data)

(Unaudited)

			Additional					Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Noncontrolling	(Deficit)
	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Equity
Balance at December 31, 2016	33,282,089	$333	$13,987	714,750	$(69)	$(13,749)	$(320)	$182
Stock based compensation (options)	-	-	2,706	-	-	-	-	2,706
Warrant issued for service	-	-	249	-	-	-	-	249
Common stock and warrants issued for extinguishment of acounts payable	62,417	1	191	-	-	-	-	192
Issuance of warrants to purchase common stock with preferred stock offering	-	-	649	-	-	-	-	649
Deemed dividend on Series A preferred stock	-	-	(649)	-	-	-	-	(649)
Beneficial conversion feature of Series A preferred stock	-	-	807	-	-	-	-	807
Deemed dividends related to beneficial conversion feature of Series A preferred stock	-	-	(807)	-	-	-	-	(807)
Accrued Series A dividends	-	-	(68)	-	-	-	-	(68)
Net loss	-	-	-	-	-	(4,502)	(250)	(4,752)
Balance at September 30, 2017	33,344,506	$334	$17,065	714,750	$(69)	$(18,251)	$(570)	$(1,491)

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(4,752)	$(3,386)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41	7
Stock-based compensation	2,706	1,711
Warrant issued for service	249	-
Loss on extinguishment of accounts payables	82	-
Issuance of subsidiary common stock for service	-	75
Changes in operating assets and liabilities of business, net of acquisitions:
Prepaid expenses	2	187
Due from related parties	-	61
Accounts payable and accrued expenses	62	382
Net cash used in operating activities	(1,610)	(963)

Cash flows from investing activities
Release of restricted cash and long term deposit	100	-
Purchase of fixed assets	(25)	(218)
Net cash provided by (used in) investing activities	75	(218)

Cash flows from financing activities
Proceeds from issuance of preferred stock and warrants	1,670	705
Non-employee options exercised for cash	-	11
Warrants exercised for cash	-	215
Advances from related parties	150	50
Repayments of advances from related parties	(42)	(70)
Net cash provided by financing activities	1,778	911

Net increase (decrease) in cash	243	(270)
Cash at beginning of period	442	730
Cash at end of period	$685	$460

Non cash financing and investing activities:
Beneficial conversion feature of Series A preferred stock	$807	$-
Deemed dividends related to beneficial conversion feature of Series A preferred stock	$807	$-
Deemed dividend on Series A preferred stock	$649	$-
Accrued Series A dividends	$68	$-
Conversion of advances from related parties to preferred stock	$150	$-
Common stock and warrants issued for extinguishment of acounts payable	$192	$-

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

Amended and Restated Certificate of Incorporation

On March 29, 2017 the Board of Directors of the Company and a subset of the Company’s stockholders representing in excess of 75% of the Company’s currently issued and outstanding voting stock approved of the amendment and restatement of the Company’s Certificate of Incorporation (the “Restated Certificate”) to make certain corporate governance updates and to increase the authorized capital stock of the Company to 60,000,000 shares, of which 57,000,000 are shares of Common Stock, par value $0.01 per share, 1,000,000 are shares of Class B Common Stock, par value $0.01 per share and 2,000,000 are shares of preferred stock, par value $0.01 per share. The Company filed a definitive information statement on Schedule 14C with the Securities and Exchange Commission on June 1, 2017 describing the changes in the Restated Certificate. The Restated Certificate was filed with the Secretary of State for the State of Delaware and became effective on June 30, 2017.

Note 2 - Going Concern and Liquidity

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $18.3 million at September 30, 2017, a net loss of approximately $4.8 million and approximately $1.6 million net cash used in operating activities for the nine months ended September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash

As of September 30, 2017 and December 31, 2016, substantially all of the Company’s cash was held by major financial institutions and the balance at certain times may exceed the maximum amount insured by the Federal Deposits Insurance Corporation. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Property and Equipment

Lab equipment, leasehold improvements and office equipment are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful life of each asset, generally three to seven years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value. There were no impairments of long-lived assets during the nine months ended September 30, 2017.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2017 and 2016 are as follows:

	As of September 30,
	2017	2016
Warrants to purchase common stock	4,744,292	2,421,875
Options to purchase common stock	8,880,000	4,220,000
Total	13,624,292	6,641,875

Non-Controlling Interests

Non-controlling interests in consolidated entities represent the component of equity in consolidated entities held by third parties. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests.

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updates (the “ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (ASU 2017-11). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, (ASU 2017-09). ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The adoption of this ASU is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its consolidated financial statements and related disclosures.

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

Note 4 - Property and Equipment

The components of property and equipment as of September 30, 2017 and December 31, 2016, at cost are (dollars in thousands):

($ in thousands)	Useful Life (Years)	September 30, 2017	December 31, 2016
Lab equipment	3	173	173
Office furniture and equipment	3	31	12
Leasehold improvement	7	374	368
Gross property and equipment		578	553
Less: Accumulated depreciation and amortization		(53)	(12)
Property and equipment, net		$525	$541

The Company’s depreciation and amortization expense for the three months ended September 30, 2017 and 2016 was $24,000 and $5,000, respectively. The Company’s depreciation expense for the nine months ended September 30, 2017 and 2016 was $41,000 and $7,000, respectively.

Note 5 - Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

As of September 30, 2017 and December 31, 2016, the outstanding amounts of the advances from related parties was approximately $36,000 and $78,000, respectively. During the nine months ended September 30, 2017, Steven M. Payne, Jerome I. Feldman and Jim Kilman each advanced $50,000 to the Company and the Company repaid $42,000 in advances and $150,000 was converted into preferred stock.

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Appointment of Chief Financial Officer

On February 23, 2017, the Board of Directors of the Company appointed Nathan Wasserman to become Chief Financial Officer of the Company, effective as of March 1, 2017. Pursuant to a term sheet dated February 27, 2017, Mr. Wasserman agreed to serve as the Company’s Chief Financial Officer for an initial term of three years. The Company granted Mr. Wasserman stock options to purchase a total of 500,000 shares of common stock at an exercise price of $1.10 per share, of which 150,000 vested immediately, 150,000 will vest in his second year of service and 200,000 will vest in his third year of service. Mr. Wasserman receives a starting salary of $5,000 per month.

Note 6 - Temporary Equity

Series A Preferred Stock

The following table summarizes the Company’s Series A Preferred Stock activities for the nine months ended September 30, 2017 (dollars in thousands):

	Series A Preferred Stock
	Shares	Amount
Total temporary equity as of December 31, 2016	-	$-
Proceeds from sale of Series A preferred stock	1,670	1,670
Conversion of advances into preferred stock	150	150
Beneficial conversion feature of Series A preferred stock	-	(807)
Deemed dividends related to beneficial conversion feature of Series A preferred stock	-	807
Accrued Series A dividends	-	68
Deemed dividend on Series A preferred stock	-	649
Fair Value of common stock warrant issued with Series A preferred stock	-	(649)
Total temporary equity as of September 30, 2017	1,820	$1,888

On May 17, 2017, the Company entered into a preferred stock purchase agreement (“Stock Purchase Agreement”) with several accredited and institutional investors, pursuant to which the Company agreed to issue and sell in a private placement 1,820 shares of its newly designated Series A Preferred Stock, par value $0.01 per share (“Series A Preferred”), as well as 910,000 warrants to purchase the Company’s common stock, par value $0.01 per share (“Common Stock”), at a purchase price of $1,000 per share, for total gross proceeds of $1.82 million (including previous advances from related parties). The warrants have a 5-year term and an exercise price of $2.00.

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

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of September 30, 2017, the dividends accrued and outstanding was $68,000.

Note 7 - Stockholders’ (Deficit) Equity

Stock Options

The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin for “plain vanilla” options. The expected term for stock options granted with performance and/or market conditions represents the period estimated by management by which the performance conditions will be met. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. The grant date fair value of stock options granted during the nine months ended September 30, 2017 and 2016 was $4.6 million and $268,000, respectively. The fair value of options granted during the nine months ended September 30, 2017 and 2016 were estimated using the following weighted-average assumptions:

	For the Nine Months Ended September 30,
	2017	2016
Exercise price	$1.85	$0.99
Expected stock price volatility	79%	80%
Risk-free rate of interest	1.61%	1.30%
Term (years)	3.1	4.4

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of option activity under the Company’s employee stock option plan for the nine months ended September 30, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	1,575,000	$0.50	$1,264,000	4.7
Employee options granted	4,150,000	1.85	400,000	4.7
Forfeited	(50,000)	1.85	2,000	-
Outstanding as of September 30, 2017	5,675,000	$1.47	$2,594,000	4.5
Options vested and expected to vest as of September 30, 2017	5,675,000	$1.47	$2,594,000	4.5
Options vested and exercisable as of September 30, 2017	1,862,500	$1.16	$1,420,000	3.9

Estimated future stock-based compensation expense relating to unvested employee stock options is approximately $2.8 million as of September 30, 2017 and will be amortized over 2.8 years.

A summary of activity of options granted to non-employees for the nine months ended September 30, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	2,955,000	$0.27	$3,053,000	3.2
Non-employee options granted	250,000	1.95	-	4.8
Outstanding as of September 30, 2017	3,205,000	$0.40	$4,815,000	2.7
Options vested and expected to vest as of September 30, 2017	3,205,000	$0.40	$4,815,000	2.7
Options vested and exercisable as of September 30, 2017	2,255,000	$0.34	$3,519,000	2.5

Warrants

A summary of the status of the Company’s outstanding warrants as of September 30, 2017 and changes during the nine months then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	3,271,875	$1.02	$2,000,000	3.9
Issued	1,472,417	1.72	359,000	5.2
Outstanding as of September 30, 2017	4,744,292	$1.24	$3,978,000	3.8
Warrants exercisable as of September 30, 2017	4,494,292	$1.24	$3,803,000	3.7

During nine months ended September 30, 2017, the Company granted 500,000 warrants with an exercise price of $1.20 to a service provider. 250,000 warrants were vested immediately, the other 250,000 warrants will be vested upon performance of the service. Warrants are valued using the Black-Scholes pricing model using the following primary assumptions: contractual term: 7 years, volatility rate of 85.44% and risk-free interest rate of 2.29%, resulting in expense of September 30, 2017 totals $248,500.

Stock-based Compensation Expense

Stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 was comprised of the following (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Employee restricted stock awards	$-	$-	$-	$136
Employee stock option awards	1,367	54	1,723	140
Non-employee option awards	273	(984)	983	1,435
Total compensation expense	$1,640	$(930)	$2,706	$1,711

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

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with this lease, the Company obtained an Irrevocable Standby Letter of Credit (the “Letter of Credit”) from Chase Bank for a sum not exceeding $150,000. The Company has deposited this amount with Chase Bank as collateral for the Letter of Credit and recorded the amount as restricted cash and long term deposit in the consolidated balance sheets. During the nine months ended September 30, 2017, $100,000 restricted cash was released to the Company.

As of September 30, 2017, contractual minimal lease payments are as follows (in thousands):

2017	$52
2018	209
2019	212
2020	216
2021	219
Thereafter	599
Total	$1,507

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

Note 9 - Extinguishment of Accounts Payable

During nine months ended September 30, 2017, the Company issued 62,417 shares of common stock and 62,417 warrants to certain vendors in lieu of $110,000 of outstanding accounts payable. The warrants have a 5-year term and a weighted-average exercise price of $1.76. The fair value of common stock and warrant at the conversion date was approximately $110,000 and $82,000, respectively. The difference of $82,000 was recorded as a debt extinguishment loss.

Note 10 - Subsequent Events

On November 1, 2017, the Company appointed Sam Pitroda to serve as Chief Executive Officer, succeeding Steve Fludder who submitted his resignation as Chief Executive Officer to the Company on October 30, 2017, with such resignation to be effective as of November 1, 2017. Mr. Fludder’s resignation and Mr. Pitroda’s appointment were each effective as of November 1, 2017. Mr. Fludder will continue to support the Company in a consulting capacity.

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

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

General and administrative expenses were approximately $1.8 million for the three months ended September 30, 2017 as compared to an income of approximately $89,000 for the three months ended September 30, 2016. The expenses recorded in general and administrative mostly relates to stock based compensation expense of approximately $1.5 million for the three months ended September 30, 2017 as compared to change in fair value of unvested non-employee awards which resulted in income of approximately $329,000 for the three months ended September 30, 2016.

Legal and professional fees were approximately $135,000 for the three months ended September 30, 2017 as compared to approximately $221,000 for the three months ended September 30, 2016. The decrease in legal and professional fees was due to a decrease in legal services and audit fees incurred in relation to corporate matters for the three months ended September 30, 2017.

Research and development expenses were approximately $473,000 for the three months ended September 30, 2017 as compared to an income of approximately $381,000 for the three months ended September 30, 2016. The change in research and development expenses mostly relates to stock based compensation expense of approximately $243,000 for the three months ended September 30, 2017 as compared to the change in fair value in unvested non-employee awards which was income of approximately $601,000 for the three months ended September 30, 2016. Other increases in research and development expenses resulted from scaling up of our efforts to develop and demonstrate our technology.

Net loss attributable to non-controlling interest was approximately $125,000 for the three months ended September 30, 2017 as compared to net income attributable to non-controlling interest of approximately $29,000 for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

General and administrative expenses were approximately $3.2 million for the nine months ended September 30, 2017 as compared to approximately $1.4 million for the nine months ended Septembers 30, 2016. The expenses recorded in general and administrative mostly relate to stock based compensation expense of approximately $2.2 million for the nine months ended September 30, 2017.

Legal and professional fees were approximately $390,000 for the nine months ended September 30, 2017 as compared to approximately $466,000 for the nine months ended September 30, 2016. The decrease in legal and professional fees was due to a decrease in legal services and audit fees incurred in relation to corporate matters for the nine months ended September 30, 2017.

Research and development expenses were approximately $1.1 million for the nine months ended September 30, 2017 as compared to approximately $1.5 million for the nine months ended September 30, 2016. The decrease in research and development expenses mostly relates to decreased stock based compensation which was approximately $783,000 and $920,000 for the nine months ended September 30, 2017 and 2016, respectively.

Net loss attributable to non-controlling interest was approximately $250,000 for the nine months ended September 30, 2017 as compared to approximately $206,000 for the nine months ended September 30, 2016.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $18.3 million at September 30, 2017, a net loss of approximately $4.8 million and approximately $1.6 million net cash used in operating activities for the nine months ended September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

Restricted cash and long-term deposits at September 30, 2017 includes $50,000 of cash deposited with Chase Bank (“Chase”) as collateral for an irrevocable standby letter of credit associated with the lease of our Yonkers lease.

As of September 30, 2017, we had an accumulated deficit of approximately $18.3 million and working capital deficit of approximately $163,000.

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

The table below sets forth selected cash flow data for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(1,610)	$(963)
Net cash provided by (used in) investing activities	75	(218)
Net cash provided by financing activities	1,778	911
Net increase (decrease) in cash and cash equivalents	$243	$(270)

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

Commitments

On March 22, 2016, the Company entered into a lease (the “Lease”) with Hudson View Building #3, LLC (“the “Landlord”), for office and laboratory space located in Yonkers, New York (the “Leased Premise”). The Leased Premise consists of approximately 8,000 square feet. The Lease has a term of 87 months from the lease commencement date, which is the date upon which the Landlord has substantially completed certain interior leasehold improvements to the Leased Premise. The annual rent of the first year of the lease is approximately $208,000, increasing by 1.5% on each anniversary of the lease commencement date. In the event of a termination of the lease following a default by the Company, the Company will be obligated to pay the sum of the rent payable for the remainder of the lease term. The Company moved into the office on May 30, 2017. The Company began paying the monthly rent during the quarter ended September 30, 2017.

In connection with this lease, the Company obtained an Irrevocable Standby Letter of Credit (the “Letter of Credit”) from Chase Bank for a sum not exceeding $150,000. The Company has deposited this amount with Chase Bank as collateral for the Letter of Credit and recorded the amount as restricted cash and long-term deposits in the consolidated balance sheets. During the nine months ended September 30, 2017, $100,000 restricted cash was released to the Company.

As of September 30, 2017, contractual minimal lease payments are as follows (in thousands):

2017	$52
2018	209
2019	212
2020	216
2021	219
Thereafter	599
Total	$1,507

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer, and our Principal Financial and Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

alpha-En Corporation

Date: November 14, 2017

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Executive Chairman and Treasurer

Date: November 14, 2017

By:	/s/ Nathan J. Wasserman
Nathan J. Wasserman
Chief Financial Officer (principal financial and accounting officer)

