Form 10-K
period 2017-12-31
alpha-En Corp
filed 2018-04-02
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file no.: 001-12885

alpha-En Corporation

(Exact Name of Registrant in its Charter)

Delaware	95-4622429
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

28 Wells Avenue, 2nd Floor, Yonkers, New York	10701
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $18.1 million, based on the closing bid price of the registrant’s common stock ($1.90 per share) on that date.

As of March 31, 2018, 32,645,756 shares of the registrant’s common stock were outstanding.

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

In September 2014, we formed Clean Lithium Corporation under the laws of New York State as a majority owned subsidiary. We formed Clean Lithium Corporation to further develop and commercialize our technology and we owned approximately 91.0% of its capital stock as of December 31, 2017. Clean Lithium Corporation holds our core intellectual property, including several patent applications and licenses discussed further in the “Our Technology” section below. In 2016 we dissolved two inactive subsidiaries, Avenue Pictures, Inc. and Wombat Productions, Inc.

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

Through our subsidiary, Clean Lithium Corporation, we have filed a number of patent applications based on our proprietary room temperature, flexible and energy efficient process. This proprietary process uses lithium carbonate as a feedstock and does not produce chlorine gas as a by-product. These patent applications held by Clean Lithium Corporation include:

●	U.S. Patent Application No. 14/328,613, Filed July 10, 2014 - Producing Lithium

●	PCT Application No. PCT/US2015/039768, Filed July 9, 2015 - Producing Lithium. The following national phase applications have been filed from this PCT patent application:

○	Australian Patent Application No. 2015287769, Filed January 6, 2017

○	Canadian Patent Application No. 2954639, Filed January 9, 2017

○	Chinese Patent Application No. 201580037710.4, Filed January 10, 2017

○	European Patent Application No. 15819217.9, Filed January 23, 2017

○	Japan Patent Application No.2017-522453, Filed January 6, 2017

○	Korean Patent Application No. 10-2017-7003400, Filed February 7, 2017

○	Hong Kong Patent Application No. 17110292.5, Filed October 12, 2017

●	PCT Application No. PCT/US2016/064328, Filed December 1, 2016 - Method for Producing a Lithium Film

●	PCT Application No. PCT/US2016/033445, Filed May 20, 2016 - High Purity Lithium and Associated Products and Processes

●	U.S. Patent Application No. 15/160,013, Filed May 20, 2016- High Purity Lithium and Associated Produces and Processes. The following national phase applications have been filed from this PCT patent application:

○	Australian Patent Application No. 2016270313, Filed November 24, 2017

○	Canadian Patent Application No. 2987740, Filed November 22, 2017

○	Chinese Patent Application No. 01680031890, Filed November 22, 2017

○	European Patent Application No. 16803991.5, Filed October 24, 2017

○	Japan Patent Application No. 2018-513724, Filed November 23, 2017

○	Korean Patent Application No. 10-2017-7037256, Filed November 22, 2017

○	Indian Patent Application No. 201717042986, Filed November 22, 2017

○	U.S. Continuation-In-Part Application No. 15/821,275, Filed November 22, 2017

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

From 2013 to the present, our operations primarily included activities related to development of our technology and maintaining our public company status. We have had no revenues in any of these years as our business was and continues to be in the development stage.

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

Employees

As of December 31, 2017, we have eight full-time employees and no part-time employees. We also engage five consultants who work on a part-time basis. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also occasionally engage consultants on an as-needed basis to supplement existing staff. We also rely on outsourced research and development relationships with a number academic research institutions as part of our process for developing and validating our core technology.

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

We have a limited operating history and no revenue; we have accumulated deficits; we are only in an initial commercialization stage with technology that is unproven on a large-scale commercial basis; and there is a going concern explanatory paragraph in our independent registered public accounting firm’s report.

Our company reduced daily operations in late 2005 and essentially ceased daily operations in May 2006. Through January 2009, we were substantially inactive. In February 2009, we entered into a technology license agreement for a process to produce lithium metal. We do not utilize this technology for any purpose because it did not produce the intended result. From 2012 to the present, we have devoted our resources to develop a different lithium manufacturing technology from that initially undertaken in 2009. Because we are still in the developmental stage, there is a limited operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of market acceptance, failure to establish business relationships and competitive disadvantages as against larger and more established companies.

The report of our independent registered public accounting firm with respect to our financial statements included in this report includes a “going concern” explanatory paragraph. As reflected in the consolidated financial statements, we had an accumulated deficit of approximately $20.3 million at December 31, 2017, a net loss of approximately $6.9 million and $3.8 million, and approximately $2.0 million and $1.5 million net cash used in operating activities for the years ended December 31, 2017 and 2016, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We have generated no revenues from our lithium technology and will not generate any meaningful revenues until after we have successfully commercialized our new proprietary technology to manufacture high purity lithium metal and associated products, of which no assurance can be given. We have continued to incur significant losses and anticipate that we may continue to incur significant losses in 2018 and beyond. There can be no assurance as to whether or when we will generate meaningful revenues or achieve profitable operations.

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

In prior years we were unable to timely file certain of our annual and quarterly reports. If we are not able to file future periodic reports in the time specified by the Securities Exchange Act of 1934, or the Exchange Act, stockholders and potential investors will not have current public information about us which will likely have a negative effect on our obtaining future capital. Failure to make timely filings also impairs our ability to conduct certain kinds of public offerings on short form registration statements that provide more efficient automatic forward incorporation of future SEC filings. Any future inability to timely file periodic reports could materially and adversely affect our future business growth and financial condition.

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

During the preparation of our consolidated financial statements for the year ended December 31, 2017, we and our independent registered public accounting firm identified deficiencies in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. Management determined the control deficiencies constitute material weaknesses in our internal control over financial reporting.

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

We are dependent on the efforts of our senior executive officers, particularly Jerome I. Feldman, our Executive Chairman and until March 1, 2017, our Chief Financial Officer, Sam Pitroda, our Chief Executive Officer since November 1, 2017, and Nathan J. Wasserman, our Chief Financial Officer since March 1, 2017. We do not have key-man life insurance policies on the lives of Messrs. Feldman, Pitroda and Wasserman to compensate us for the loss of such individuals. The loss of the services of any one or more of such persons may have a material adverse effect on our company.

Our future success will depend in large part upon our ability to attract and retain skilled scientific, management, operational and marketing personnel. Other than Messrs. Feldman, Pitroda, and Wasserman we do not currently have any employees or personnel whose responsibilities are focused primarily in these fields. We face competition for hiring such personnel from other companies, including companies that have greater resources. There can be no assurance that we will be successful in attracting and retaining such personnel.

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

On March 22, 2016, we entered into a lease for office and laboratory space located in Yonkers, New York, consisting of approximately 8,000 square feet. The lease has a term of 87 months and the annual rent for the first year of the lease is approximately $208,000, increasing by 1.5% in each subsequent year. In the event of a termination of the lease following a default by us, we will be obligated to pay the sum of the rent payable for the remainder of the lease term. This represents a substantial financial commitment for us. Money that could be spent elsewhere will be needed to fulfill the lease commitment, which may divert funds away from other important matters in the development of our business and could negatively impact our financial position.

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

Our directors and executive officers currently beneficially own approximately 54% of our outstanding common stock. Accordingly, through their collective ownership of our outstanding common stock, if they act together, they will be able to control the voting of our shares at all meetings of stockholders and, because the common stock does not have cumulative voting rights, will be able to determine the outcome of the election of all of our directors and determine corporate and stockholder action on other matters.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

On March 22, 2016, we entered into a lease (the “Lease”) with Hudson View Building #3, LLC (“the “Landlord”), for office and laboratory space located in Yonkers, New York (the “Leased Premise”). The Leased Premise consists of approximately 8,000 square feet. The Lease has a term of 87 months from the lease commencement date, which is the date upon which the Landlord has substantially completed certain interior leasehold improvements to the Leased Premise. The annual rent of the first year of the lease is approximately $208,000, increasing by 1.5% on each anniversary of the lease commencement date. In the event of a termination of the lease following a default by us, we will be obligated to pay the sum of the rent payable for the remainder of the lease term. We moved into the office on May 30, 2017. We began paying the monthly rent in 2017.

ITEM 3. Legal Proceedings

There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades under the symbol “ALPE”. The following table sets forth the high and low closing prices for our common stock on the OTC Markets Pink marketplace for the years ended December 31, 2016 and 2017.

	2016		2017
Quarter	High	Low	High	Low
First	$1.23	$0.80	$2.16	$1.10
Second	4.95	0.90	2.37	1.30
Third	3.47	1.75	2.15	1.57
Fourth	2.00	0.55	4.20	1.95

Holders

We had 119 record holders of our common stock as of March 28, 2018. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

Our Series A Preferred Stock is entitled to accrue cumulative dividends at a rate equal to 10.0% simple interest per annum on the original issue price of $1,000 per share. Accrued dividends will be payable quarterly upon declaration based on a 365-day year and may be paid in cash or in additional shares of Series A Preferred. As of December 31, 2017, the dividends accrued and outstanding on the Series A Preferred totaled $115,000.

Recent Sales of Unregistered Securities

On February 8, 2018, we entered into a preferred stock purchase agreement (“Stock Purchase Agreement”) with several accredited and institutional investors, pursuant to which we agreed to issue and sell in a private placement 1,950 shares of Series A Preferred Stock, as well as 975,000 warrants to purchase our common stock, at a purchase price of $1,000 per share, for total gross proceeds of $1.95 million.

As previously reported on a Form 8-K filed with the SEC on May 24, 2017, on May 17, 2017, we entered into a preferred stock purchase agreement with several accredited and institutional investors, pursuant to which we agreed to issue and sell in a private placement 1,820 shares of Series A Preferred Stock as well as 910,000 warrants to purchase our common stock at a purchase price of $1,000 per share, for total gross proceeds of $1.82 million.

During year ended December 31, 2016, we entered into private placement offerings with fourteen investors and issued approximately 1.5 million shares of our common stock and warrants to purchase approximately 1.4 million shares of common stock for total aggregate proceeds of $1.4 million. The warrants have a 5-year term and a weighted-average exercise price of $1.68. 100,000 shares issued in in the private placement offerings are subject to “price protection” for a period of one year. Specifically, in the event, we issued to any person common stock or their equivalent at a lower price per share than $2.50 (the “Lower Price”), we shall, simultaneously with the issuance of such shares, issue a number of additional common shares (the “Additional Shares”) necessary to cause the 100,000 purchased plus the Additional Shares to have a combined average cost per share equal to the Lower Price, provided that in no event shall the Additional Shares exceed 100,000 shares. The price protection feature was analyzed by us and we determined that such feature was not required to be bifurcated from the common stock and recorded as a derivative as the price protection feature is clearly and closely related to an equity host. In November 2016, the Lower Price protection was triggered and we issued an additional 100,000 shares of common stock under the arrangement.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not repurchase any shares of our common stock during the year ended December 31, 2017.

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

Overview

For over seven years, we have been focused exclusively on efforts to develop a business centered around the commercial manufacturing of highly pure lithium metal, a raw material for use in lightweight, high energy density batteries, in an environmentally friendly manner. Additionally, we have broadened our focus to include lithium products and processes derived from our core technology. This includes battery components such as protected anodes and compounds of lithium, among other things.

Lithium is the lightest metal with the highest electrochemical potential, making it a clear choice for batteries. There is a substantial existing market for lithium metal in primary (non-rechargeable) batteries, and rechargeable batteries, including many future opportunities which exist for next-generation batteries under development.

We have no revenues and our business is in the development stage. During the years ended December 31, 2017 and 2016, our operations primarily included activities related to developing our technology and maintaining our public company status.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue

We had no revenues in either of the years ended December 31, 2017 or 2016 as our business was in the development stage.

Operating Expenses

Operating expenses for the year ended December 31, 2017 were $6.8 million compared to operating expenses of $3.8 million for the year ended December 31, 2016. General and administrative expenses constituted the majority of our operating expense and consisted of $4.4 million for the year ended December 31, 2017 compared to $1.7 million for 2016. This increase was due to a result of increased stock-based compensation. Legal and professional fees consisted of $537,000 for the year ended December 31, 2017 compared to $695,000 for 2016. The decrease in legal and professional fees was due to a reduction in accounting and legal service fees incurred in relation to the filing of our annual and quarterly financials. The majority of the remaining operating expenses for each of fiscal year 2017 and 2016 consisted of research and development expenses, totaling $1.9 million and $1.4 million, respectively in each year. The increase in research and development expenses was due to the new research projects we engaged in for our lithium development. Also contributing to the increase was the change in fair value in unvested non-employee awards which was approximately $1.4 million for the year ended December 31, 2017 as compared to approximately $805,000 for the year ended December 31, 2016. Other increases in research and development expenses resulted from scaling up of our efforts to develop and demonstrate our technology.

Net Loss

Net loss for the year ended December 31, 2017 was $6.9 million compared to a net loss of $3.8 million for the year ended December 31, 2016. Our net loss in 2017 increased as a result of increased business operations during fiscal year 2017 as we scaled up research and development efforts and expanded our efforts in maintaining our public company status. In addition, increased stock-based compensation totaling $4.2 million in 2017 compared to $1.6 million in 2016 contributed to the increase in net loss.

Liquidity and Capital Resources

As of December 31, 2017, we had an accumulated deficit of approximately $20.3 million and working capital deficit of $834,000, compared to accumulated deficit of approximately $13.7 million and working capital deficit of $409,000 at December 31, 2016. We had a net loss of approximately $6.9 million and $3.8 million and approximately $2.0 million and $1.5 million net cash used in operating activities for the years ended December 31, 2017 and 2016, respectively. These factors raise substantial doubt about our ability to continue as a going concern.

We are attempting to further develop the intellectual property associated with our core technology; broaden our patent portfolio; scale up our production of various products; and begin generating revenue. However, our cash position is not sufficient to support our daily operations for the foreseeable future. While we believe in the viability of our strategy to further develop our technology and generate sufficient revenue and in our ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon raising additional funds by way of a public or private offering and on our ability to further develop our technology and generate sufficient revenue.

From time to time, our stockholders have advanced funds to us for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. During the year ended December 31, 2017, we borrowed $150,000 from Steven M. Payne, $100,000 from Jerome I. Feldman, $150,000 from Jim Kilman and $12,000 from Steven M. Fludder and repaid $32,000 in advances and $150,000 was converted into 150 shares of preferred stock. As of December 31, 2017 and 2016, the outstanding amount of the advances from related parties was $308,000 and $78,000, respectively.

We have also raised funds for general working capital purposes through private placement sales of our common stock and the sale of the common stock of our subsidiary, Clean Lithium Corporation. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Recent Sales of Unregistered Equity Securities” above for more information regarding private placements.

On May 17, 2017, we entered into a preferred stock purchase agreement with several accredited and institutional investors and issued 1,820 shares of Series A Preferred Stock and 910,000 warrants for total gross proceeds of $1.8 million (including previous advances from related parties). The warrants have a 5-year term and an exercise price of $2.00.

On February 8, 2018, we entered into a preferred stock purchase agreement with several accredited and institutional investors, pursuant to which we agreed to issue and sell in a private placement 1,950 shares of Series A Preferred Stock, as well as 975,000 warrants to purchase our common stock, at a purchase price of $1,000 per share, for total gross proceeds of $1.95 million. The warrants have a 5-year term and an exercise price of $2.00.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2017 and 2016. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Application of Critical Accounting Policies and Estimates

The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are as follows:

Use of Estimates. Our consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. Significant estimates include, but are not limited to, useful lives assigned to long-lived assets, fair value measurements of warrants, stock-based compensation, accrued expenses and provisions for income taxes. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

Fair Value of Financial Instruments. Our carrying values of cash, accounts payable and accrued expenses and advances from related party approximate their fair values because of the short-term maturity of these instruments.

Research and Development. Research and development costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. Upfront and milestone payments due to third parties that perform research and development services on our behalf will be expensed as services are rendered or when the milestone is achieved.

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

In accordance with Accounting Standards Codification (“ASC”) 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. Certain licenses purchased by us require substantial completion of research and development and regulatory and marketing approval efforts in order to reach commercial feasibility and have no alternative future use.

Stock-Based Compensation. We expense stock-based compensation to employees over the requisite service period based on the estimated grant-date fair value of the awards. For stock-based compensation awards to non-employees, we remeasure the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as compensation expense in the period of change.

We estimate the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 8. Financial Statements and Supplementary Data

Our audited financial statements for the years ended December 31, 2017 and 2016 are included as a separate section of this report beginning on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

New Independent Registered Public Accounting Firm

As previously reported by us on a Form 8-K filed with the SEC on May 26, 2016, our Board of Directors approved the dismissal of Li and Company, PC as our independent registered public accounting firm effective as of May 21, 2016. Concurrent with the dismissal of Li and Company, the Board of Directors ratified and approved the appointment of EisnerAmper LLP as our independent registered public accounting firm.

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

Our management, including our Principal Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the periods covered by this report. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2017 were not effective due to the material weaknesses identified below.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us. Our internal control system was designed to, in general, provide reasonable assurance to our management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2017 and that material weaknesses in internal controls over financial reporting (“ICFR”) existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2017 our ICFR were not effective at the reasonable assurance level:

●	There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements;

●	Insufficient segregation of duties, oversight of work performed and lack of compensating controls in our finance and accounting functions due to limited personnel;

●	Inadequate controls surrounding related party transactions, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded;
●	Management has not performed a proper evaluation of 1) the disclosure controls and procedures and 2) internal control over financial reporting; and
●	Inadequate controls over Company arrangements and contract management.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, the management believes that the consolidated financial statements included in this Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Internal Control Remediation Efforts. Management expects to remediate the material weaknesses identified above as follows:

1.	Management has leveraged and will continue to leverage experienced consultants to assist with ongoing GAAP and U.S. Securities and Exchange Commission compliance requirements. Effective March 1, 2017, Nathan Wasserman was appointed as the chief financial officer. Additionally, management may further expand the accounting and finance function by hiring appropriate staff to resolve this material weakness in 2018.

2.	Segregation of duties will be analyzed and adjusted Company-wide as part of the internal controls implementation that is expected to commence in 2018.

This annual report does not include an attestation report of the registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table shows the positions held by our Board of Directors and executive officers, and their ages, as of the date of this Form 10-K:

Name	Age	Position
Jerome I. Feldman	89	Executive Chairman of the Board and Treasurer
Sam Pitroda	75	Chief Executive Officer
Nathan J. Wasserman	70	Chief Financial Officer
George McKeegan	70	Vice President, Secretary, General Counsel and Director
Steven M. Payne	64	Director
Jim Kilman	56	Director and Vice Chairman of the Board

The background of each of our directors and executive officers are as follows:

Jerome I. Feldman has been our Executive Chairman of the Board since December 2008 (he previously was the Vice Chairman) and was our Chief Executive Officer from March 2011 to October 2015, and has been a member of our Board of Directors and our Chief Financial Officer and Treasurer since September 2006. In October 2015, he resigned as our Chief Executive Officer. Mr. Feldman founded GP Strategies Corp., which provides training, engineering and consulting services to the automotive, steel, energy and government industries, in 1959 and served as its Chief Executive Officer from 1959 until April 2005, Chairman of the Board from 1999 until April 2005, and President from 1959 until 2001. He has been Chairman of the Board of Five Star Products, Inc., a paint and hardware distributor, from 1994 until June 2007, a director of GSE Systems, Inc., a leading global provider of real-time simulation and training solution to the power, process, manufacturing and government sectors, from 1994 until August 2015, Chairman of the Board of GSE Systems from 1997 until August 2015, and Chairman of the Board and Chief Executive Officer of National Patent Development Corp. (“NPDC”), which was devoted to searching out new inventions and assisting major corporations in licensing their technologies, from 2004 until June 2007. He was a director of Valera Pharmaceuticals, a specialty pharmaceutical company, from January 2005 until April 2007. Mr. Feldman was also Chairman of the New England Colleges Fund and a Trustee of Northern Westchester Hospital Foundation. He has a B.A. degree from Indiana University and an LLB degree from New York University. During his tenure with the NPDC, they developed the soft contact lense, founded U.S. surgical and a number of other technical developments.

As the Executive Chairman, Mr. Feldman leads the board and guides our company. Mr. Feldman brings extensive industry knowledge to our company and a deep background in technology growth companies.

Sam Pitroda became our Chief Executive Officer on November 1, 2017. Mr. Pitroda is an information technology and telecommunications inventor and entrepreneur. He was the founder and former Chief Executive Officer of C-Sam, Inc. a provider of mobile wallets and other on-device software, which was founded in 1998 and purchased in 2014 by MasterCard. Earlier in his career Mr. Pitroda also founded a number of other telecommunications companies in India and the U.S. Mr. Pitroda also served as advisor to Prime Minister Indira Gandhi of India on Public Information Infrastructure and Innovation and as a Cabinet Minister under Rajiv Gandhi. Mr. Pitroda has an MS and BS in Physics from Maharaja Sayajai Rao University in India and an M.S. in Electrical Engineering from Illinois Institute of Technology.

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

Jim Kilman has been a member of our Board of Directors since November 2016 and Vice Chairman of the Board since 2017. Mr. Kilman is Chief Executive Officer of Scarborough, NY-based KielStrand Capital, a family office merchant bank that makes and manages investments, provides advisory services and engages in philanthropic activities. He retired in 2016 as Vice Chairman of Investment Banking at Morgan Stanley, having spent a total of 32 years in senior investment banking roles, including at Goldman Sachs, ABN AMRO and PaineWebber. Mr. Kilman also serves on the boards of directors of Recombinetics Inc. in Saint Paul, Minnesota, and the Hudson Valley Shakespeare Festival in Cold Spring, NY, as a Senior Advisor at Burford Capital Ltd, listed in London, UK, and as chair of the Finance and Investments Committee and as interim treasurer of the Jacob Burns Film Center in Pleasantville, NY. Mr. Kilman previously served on the board of directors of Modular Space Corporation in Berwyn, Pennsylvania and Lebenthal Holdings LLC in New York. Mr. Kilman holds an MA and a BA in Economics from Yale University.

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

We believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the years ended December 31, 2017, except with respect to certain option grants and with respect to a stock grant made to a director and stockholder which was made in lieu of repayment of a loan to us.

ITEM 11. Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year and prior fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our principal executive officer and two other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2017:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Jerome I. Feldman	2017	$60,000	-	$1,043,000	$1,103,000
Executive Chairman and Treasurer	2016	$20,000	-	-	$20,000

Sam Pitroda(1)	2017	$-	$-	$-	$-
Chief Executive Officer

Nathan Wasserman(2)	2017	$50,000	$-	611,000	$661,000
Chief Financial Officer	2016	-	-	-	-

Steven M. Fludder(3)	2017	$50,000	-	-	$50,000
Chief Executive Officer	2016	$60,000	$-	260,000	$320,000

George McKeegan	2017	$-	-	$241,000	$241,000
Vice President, Secretary and General Counsel	2016	-	-	-	-

(1)	Mr. Pitroda joined our company on November 1, 2017.
(2)	Mr. Wasserman joined our company on March 1, 2017.
(3)	Mr. Fludder resigned on November 1, 2017.

Outstanding Equity Awards at Fiscal Year-End

The following tables summarizes equity awards outstanding at December 31, 2017, for each of the executive officers named in the Summary Compensation Table above:

Outstanding Equity Awards at December 31, 2017

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Jerome I. Feldman	250,000	750,000	$1.95	7/26/2022	-	-

Nathan J. Wasserman	150,000	350,000	$1.10	1/27/2022	-	-

Sam Pitroda	-	-	$-	-	-	-

Steven M. Fludder	175,000	75,000	$0.40	10/19/2025	-	-

George McKeegan	375,000	125,000	(1)	(2)	-	-

(1)	250,000 shares of the option have an exercise price of $0.10 and another 250,000 shares of the option have an exercise price of $1.95.
(2)	250,000 shares of the option will expire on 2/20/2018 and another 250,000 shares of the option will expire on 7/26/2022.

Employment Agreements

As of December 31, 2017, and through the date of this report, we have no employment agreements in place with any person other than our Chief Financial Officer, Nathan J. Wasserman.

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

Director Compensation

Directors currently do not receive cash compensation for serving on our Board of Directors, other than reimbursement of reasonable expenses for attendance at board meetings. In July 2017 in recognition of their service on our Board of Directors, Mr. Feldman and Mr. Kilman each received options to purchase 1,000,000 shares of our common stock at an exercise price $1.95 per share, the fair value as of the date of grant, vesting in equal instalments over a four year period starting on July 27, 2017. Also in July 2017 in recognition of his service on our Board of Directors, Mr. Payne received an option to purchase 500,000 shares of our common stock at an exercise price $1.95 per share, the fair value as of the date of grant, vesting in equal instalments over a four year period starting on July 27, 2017.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth information, as of March 28, 2018, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of our common stock by each person who is known by the Company to beneficially own more than five percent of the Company’s Common Stock, each of our directors and our named executive officers, and all of our directors and executive officers as a group.

The beneficial ownership of each person was calculated based on 32,645,756 shares of our common stock outstanding as of March 28, 2018 according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 28, 2018, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o alpha-En Corporation, 28 Wells Avenue, 2nd Floor, Yonkers, New York, 10701.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Position	Shares of Common Stock Beneficially Owned		Percent of Common Stock Beneficially Owned

5% Stockholder:

Michael D. Feldman	Former Chairman and Chief Executive Officer	3,899,000	(7)	11.9%

Directors and Executive Officers:

Jerome I. Feldman	Executive Chairman of the Board and Treasurer	10,736,254	(1)	32.4%

Sam Pitroda	Chief Executive Officer	536,000	(2)	1.6%

George McKeegan	Vice President, Secretary, General Counsel and Director	875,000	(3)	2.7%

Nathan J. Wasserman	Chief Financial Officer	320,000	(4)	1.0%

Steven M. Payne	Director	5,284,887	(5)	16.0%

Jim Kilman	Director	1,268,015	(6)	3.8%

All directors and executive officers as a group (6 persons)		19,020,156		53.8%

(1)	Includes currently exercisable stock options to purchase 250,000 shares of our common stock, 118,015 shares of our common stock issuable upon conversion of Series A Preferred stock, and currently exercisable warrants to purchase 100,000 shares of our common stock.

(2)	Includes 286,000 shares of our common stock issuable upon conversion of Series A Preferred stock and currently exercisable warrants to purchase 250,000 shares of our common stock.

(3)	Includes currently exercisable stock options to purchase 125,000 shares of our common stock.

(4)	Includes currently exercisable stock options to purchase 300,000 shares of our common stock.

(5)	Includes currently exercisable stock options to purchase 125,000 shares of our common stock, 118,015 shares of our common stock issuable upon conversion of Series A Preferred stock, and currently exercisable warrants to purchase 100,000 shares of our common stock.

(6)	Includes currently exercisable stock options to purchase 250,000 shares of our common stock, 118,015 shares of our common stock issuable upon conversion of Series A Preferred stock, and currently exercisable warrants to purchase 600,000 shares of our common stock.

(7)	Includes currently exercisable stock options to purchase 125,000 shares of our common stock.

Equity Compensation Plan Information

The following tables provides information as of December 31, 2017, with respect to shares of common stock that may be issued upon exercise of outstanding stock options.

Equity Compensation Plan Information as of December 31, 2017

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,874,000	$1.09	3,205,000

Equity compensation plans not approved by security holders	-	$-	-
Total	8,874,000	$1.09	3,205,000

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

From time to time, our stockholders have advanced funds to us for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. During the year ended December 31, 2017, we borrowed $150,000 from Steven M. Payne, $100,000 from Jerome I. Feldman and $150,000 from Jim Kilman, and $12,000 from Steven Fludder and repaid $32,000 in advances and $150,000 was converted into 150 shares of preferred stock. As of December 31, 2017 and 2016, the outstanding amount of the advances from related parties was $308,000 and $78,000, respectively.

On February 8, 2018, we entered into a preferred stock purchase agreement with several accredited and institutional investors, pursuant to which the Company agreed to issue and sell in a private placement 1,950 shares of Series A Preferred Stock, as well as 975,000 warrants to purchase common stock at a purchase price of $1,000 per share, for total gross proceeds of $1.95 million. The warrants have a 5-year term and an exercise price of $2.00. Jerome Feldman, our Executive Chairman and Treasure, invested $100,000, Stephen Payne, Director, invested $100,000, Sam Pitroda, our Chief Executive Officer invested $500,000,and Jim Kilman, Director, invested $100,000 through an affiliate,

On May 17, 2017, we entered into a preferred stock purchase agreement with several accredited and institutional investors and issued 1,820 shares of Series A Preferred Stock and 910,000 warrants to purchase common stock, for total gross proceeds of $1.8 million (including previous advances from related parties). The warrants have a 5-year term and an exercise price of $2.00. Jerome Feldman, our Executive Chairman and Treasurer, invested $100,000, Stephen Payne, a Director, invested $100,000, and Jim Kilman, a Director, invested $100,000 through an affiliate.

On June 3, 2016, we entered into a private placement offering with Jim. Kilman and sold him 100,000 shares of common stock and 250,000 warrants for $250,000. The warrants have a five year term and an exercise price of $3.79 per share. On November 1, 2016, we entered into an additional private placement offering with Mr. Kilman and sold him 100,000 shares of common stock and 250,000 warrants for $100,000. The warrants have a 5 year term and an exercise price of $1.16 per share. In connection with the second private placement, Mr. Kilman also received an additional 100,000 shares of common stock pursuant to certain anti-dilution protections provided to him in connection with the June 3, 2016 private placement. Subsequent to these private placements, Mr. Kilman joined our Board of Directors on November 3, 2016.

We have been provided office space by Mr. Feldman at no cost through September 2016. We determined that such cost is nominal and did not recognize the rent expense in our financial statements.

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

ITEM 14. Principal Accountant Fees and Services

On May 26, 2016, our Board of Directors approved the dismissal of Li and Company, as our independent registered public accounting firm effective as of May 21, 2016. Concurrent with the dismissal of Li and Company, the Board of Directors ratified and approved the appointment of EisnerAmper LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2014, 2015, 2016 and 2017.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements. A total of $114,000 and $125,000 in audit fees were billed by EisnerAmper LLP for the years ended December 31, 2017 and 2016, respectively.

Audit-related Fees

Audit-related fees are fees billed for professional services other than the audit of our financial statements. For the years ended December 31, 2017 and 2016, no audit-related fees were billed by EisnerAmper LLP.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the years ended December 31, 2017 and 2016, no tax fees were billed by EisnerAmper LLP.

All Other Fees

No other fees were billed by our independent registered public accounting firm in 2017 and 2016.

Audit Committee

We have not established an audit committee. Our Board of Directors approved the services rendered and fees charged by our independent registered public accounting firm. Our Board of Directors has reviewed and discussed our audited financial statements for the year ended December 31, 2017, with our management. In addition, our Board of Directors has discussed with EisnerAmper LLP, our independent registered public accounting firm, the matters required to be discussed by the Public Accounting Oversight Board’s (“PCAOB”) AS1301 (Communications with Audit Committee). Our Board of Directors also has received the written disclosures and the letter as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and our Board of Directors has discussed the independence of EisnerAmper LLP.

Based on our Board of Directors’ review of the matters noted above and its discussions with our independent registered public accounting firm and our management, our Board of Directors approved the audited financial statements included in this Form 10-K for the year ended December 31, 2017.

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

ITEM 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2017 and 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Stockholders’ (Deficit) Equity for the Years Ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the Year Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements; and

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the U.S. Securities and Exchange Commission on February 8, 2018.08

3.2	Amended and Restated By-Laws, incorporated by reference to Exhibit 3.1 included with current report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 1, 2016.

10.1	Lease Agreement, by and between the Registrant and Hudson View Building #3, LLC, dated March 22, 2016, incorporated by reference to Exhibit 10.1 included with periodic report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 12, 2016.

10.2	Term Sheet relating to an offer of employment, between the Registrant and Nathan J. Wasserman, dated February 27, 2017, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2018.

21.1	Subsidiaries of alpha-En Corporation.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2018	ALPHA-EN CORPORATION

	By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Executive Chairman and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerome I. Feldman	Executive Chairman and Treasurer	April 2, 2018
Jerome I. Feldman

/s/ Sam Pitroda	Chief Executive Officer	April 2, 2018
Sam Pitroda	(Principal executive officer)

/s/ Nathan J. Wasserman	Chief Financial Officer
Nathan J. Wasserman	(Principal financial and accounting officer)	April 2, 2018

/s/ George McKeegan	Vice President, Secretary, General Counsel	April 2, 2018
George McKeegan	and Director

/s/ Steven M. Payne	Director	April 2, 2018
Steven M. Payne

/s/ Jim Kilman	Director
Jim Kilman		April 2, 2018

alpha-En Corporation

December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

alpha-En Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of alpha-En Corporation (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2017, and recurring net losses and net cash used in operating activities for the year then ended that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2016.

EISNERAMPER LLP

Iselin, New Jersey

April 2, 2018

ALPHA-EN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016

ASSETS
Current assets
Cash	$562	$442
Prepaid expenses	-	91
Restricted cash	15	100
Total current assets	577	633

Long-term deposit	35	50
Property and equipment, net	501	541
Total assets	$1,113	$1,224

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY AND TEMPORARY EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,103	$964
Advances from related parties	308	78
Total current liabilities	1,411	1,042

Total liabilities	1,411	1,042

Series A Preferred stock par value $0.01: 2,000,000 shares authorized; 1,935 shares issued and outstanding as of December 31, 2017; aggregate liquidation preference of $1,935	1,935	-

COMMITMENTS AND CONTINGENCIES

Stockholders’ (deficit) equity:
Class B common stock no par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.01: 57,000,000 shares authorized; 33,350,506 shares and 33,282,089 shares issued and 32,635,756 and 32,567,339 shares outstanding at December 31, 2017 and 2016, respectively	334	333
Additional paid-in capital	18,482	13,987
Treasury stock at cost: 714,750 shares as of December 31, 2017 and 2016	(69)	(69)
Accumulated deficit	(20,276)	(13,749)
Stockholders’ (deficit) equity attributed to alpha-En Corporation stockholders	(1,529)	502
Non-controlling interest	(704)	(320)
Total stockholders’ (deficit) equity	(2,233)	182
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY AND TEMPORARY EQUITY	$1,113	$1,224

See accompanying notes to the consolidated financial statements.

ALPHA-EN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the year Ended December 31,
	2017	2016
Operating expenses
General and administrative	$4,367	$1,666
Legal and professional fees	537	695
Research and development	1,927	1,436
Total operating expenses	6,831	3,797

Other income (loss)
Loss on extinguishment of accounts payable	(82)	-
Interest income	2	-
Total other loss	(80)	-
Net loss	(6,911)	(3,797)
Less: net loss attributable to non-controlling interest	(384)	(217)
Net loss attributable to controlling interest	(6,527)	(3,580)
Less: Dividends accrued on preferred stock	(115)	-
Less: Deemed dividend on Series A preferred stock	(649)	-
Less: Deemed dividend - beneficial conversion feature on preferred stock	(807)	-
Less: Deemed dividend - issuance of common shares under anti-dilution provisions	-	(116)
Less: Deemed dividend - inducement to exercise warrants	-	(378)
Net loss attributable to alpha-En Corporation common stockholders	$(8,098)	$(4,074)

Net loss per share attributable to alpha-En Corporation common stockholders
Basic and diluted	$(0.24)	$(0.12)

Weighted average shares outstanding:
Basic and diluted	33,312,970	33,347,318

See accompanying notes to the consolidated financial statements.

ALPHA-EN CORPORATION

CONSOLIDATED STATEMENTS STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

			Additional					Total Stockholders’
	Common Stock		Paid-In	Treasury Stock		Accumulated	Noncontrolling	(Deficit)
	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Equity
Balance at December 31, 2015	32,235,525	322	10,705	714,750	(69)	(10,169)	(98)	691
Non-employee options exercised for cash	100,000	1	10	-	-	-	-	11
Warrants exercised for cash	221,875	2	213	-	-	-	-	215
Stock based compensation (shares and options)	650,000	7	1,575	-	-	-	-	1,582
Issuance of common stock and warrants in private placements	1,394,689	14	1,391	-	-	-	-	1,405
Shares cancellation	(1,420,000)	(14)	14	-	-	-	-	-
Shares issued due to anti-dilution	100,000	1	115	-	-	-	-	116
Deemed dividend - inducement to exercise warrants	-	-	(116)	-	-	-	-	(116)
Issuance of subsidiary common stock for services	-	-	80	-	-	-	(5)	75
Warrants granted as inducement to exercise warrants	-	-	378	-	-	-	-	378
Deemed dividend - inducement to exercise warrants	-	-	(378)	-	-	-	-	(378)
Net loss	-	-	-	-	-	(3,580)	(217)	(3,797)
Balance at December 31, 2016	33,282,089	$333	$13,987	714,750	$(69)	$(13,749)	$(320)	$182
Stock based compensation (options)	-	-	4,189	-	-	-	-	4,189
Warrant issued for services	-	-	249	-	-	-	-	249
Common stock and warrants issued for extinguishment of accounts payable	62,417	1	191	-	-	-	-	192
Options exercised for cash	6,000	-	6	-	-	-	-	6
Issuance of warrants to purchase common stock associated with preferred stock offering	-	-	649	-	-	-	-	649
Deemed dividend on Series A preferred stock	-	-	(649)	-	-	-	-	(649)
Beneficial conversion feature of Series A preferred stock	-	-	807	-	-	-	-	807
Deemed dividends related to beneficial conversion feature of Series A preferred stock	-	-	(807)	-	-	-	-	(807)
Vested options exchanged for cash	-	-	(25)	-	-	-	-	(25)
Accrued Series A dividends	-	-	(115)	-	-	-	-	(115)
Net loss	-	-	-	-	-	(6,527)	(384)	(6,911)
Balance at December 31, 2017	33,350,506	$334	$18,482	714,750	$(69)	$(20,276)	$(704)	$(2,233)

See accompanying notes to the consolidated financial statements.

ALPHA-EN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year Ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(6,911)	$(3,797)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65	12
Stock-based compensation	4,189	1,582
Warrant issued for services	249	-
Loss on extinguishment of accounts payable	82	-
Issuance of subsidiary common stock for services	-	75
Changes in operating assets and liabilities of business, net of acquisitions:
Prepaid expenses	91	210
Due from related parties	-	61
Accounts payable and accrued expenses	249	384
Net cash used in operating activities	(1,986)	(1,473)

Cash flows from investing activities
Release of restricted cash and long term deposit	100	(150)
Purchase of fixed assets	(25)	(312)
Net cash provided by (used in) investing activities	75	(462)

Cash flows from financing activities
Proceeds from issuance of preferred stock and warrants	1,670	1,405
Options exercised for cash	6	11
Vested options exchanged for cash	(25)	-
Warrants exercised for cash	-	215
Advances from related parties	412	86
Repayments of advances from related parties	(32)	(70)
Net cash provided by financing activities	2,031	1,647

Net increase (decrease) in cash	120	(288)
Cash at beginning of period	442	730
Cash at end of period	$562	$442

Non cash financing and investing activities:
Beneficial conversion feature of Series A preferred stock	$807	$-
Deemed dividends related to beneficial conversion feature of Series A preferred stock	$807	$-
Deemed dividend on Series A preferred stock	$649	$-
Deemed dividend related to issuance of warrants as inducement to exercise existing warrants	$-	$378
Deemed dividend related to issuance of common shares under anti-dilution provisions	$-	$116
Purchase of property and equipment included in accounts payable and accrued expenses	$-	$239
Accrued Series A dividends	$115	$-
Conversion of advances from related parties to preferred stock	$150	$-
Common stock and warrants issued for extinguishment of accounts payable	$192	$-
Issuance of restricted stock to employee	$-	$7
Shares cancellation	$-	$14

See accompanying notes to the consolidated financial statements.

ALPHA-EN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Operations

alpha-En Corporation (together with its subsidiaries, the “Company”) was incorporated in Delaware on March 7, 1997

Since 2008, the focus of the Company’s business has been developing new technologies for manufacturing highly pure lithium metal, a raw material for use in lightweight, high energy density batteries, in an environmentally friendly manner for commercial purposes. In 2013, the Company invented a new process for the production of highly pure lithium metal and associated products at room temperature. The Company subsequently broadened our focus to develop products and processes derived from the Company’s new core proprietary technology, including battery components and compounds of lithium.

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

Amended and Restated Certificate of Incorporation

On March 29, 2017 the Board of Directors of the Company and a subset of the Company’s stockholders representing in excess of 75% of the Company’s currently issued and outstanding voting stock approved of the amendment and restatement of the Company’s Certificate of Incorporation (the “Restated Certificate”) to make certain corporate governance updates and to increase the authorized capital stock of the Company to 60,000,000 shares, of which 57,000,000 are shares of Common Stock, par value $0.01 per share, 1,000,000 are shares of Class B Common Stock, par value $0.01 per share and 2,000,000 are shares of preferred stock, par value $0.01 per share. The Company filed a definitive information statement on Schedule 14C with the Securities and Exchange Commission on June 1, 2017 describing the changes in the Restated Certificate. The Restated Certificate was filed with the Secretary of State for the State of Delaware and became effective on June 30, 2017. On February 8, 2018 the Company filed with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation increasing the authorized number of preferred shares designated as series A preferred from 2,000 to 5,000.

Note 2 - Going Concern and Liquidity

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit of approximately $20.3 million and negative working capital of $834,000 at December 31, 2017. For the years ending December 31, 2017 and 2016, the Company had a net loss of approximately $6.9 million and $3.8 million and net cash used in operating activities of approximately $2.0 million and $1.5 million for the years ended December 31, 2017 and 2016, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further develop the intellectual property associated with its technology; broaden its patent portfolio; scale up our production of various products; and begin generating revenue; however, the Company’s cash position is not sufficient to support its daily operations for the foreseeable future. While the Company believes in the viability of its technology and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional funds by way of a public or private offering and its ability to further develop its technology and generate sufficient revenue.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ALPHA-EN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates

The Company’s consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. The Company’s significant estimates include, but are not limited to, useful lives assigned to long-lived assets, fair value used in estimating the value of warrants, stock-based compensation, accrued expenses and provisions for income taxes. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

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

Cash

As of December 31, 2017 and 2016, substantially all of the Company’s cash was held by major financial institutions and the balance at certain times may exceed the maximum amount insured by the Federal Deposits Insurance Corporation. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Property and Equipment

Lab equipment, leasehold improvements and office equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of each asset, generally three years.

ALPHA-EN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value. There were no indicators of impairment for long-lived assets during the years ended December 31, 2017 and 2016.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2017 and 2016 are as follows:

	As of December 31,
	2017	2016
Warrants to purchase common stock	4,744,292	3,271,875
Options to purchase common stock	8,874,000	4,530,000
Preferred stock to exchange common stock	1,106,807	-
Total	14,725,099	7,801,875

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

ALPHA-EN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, (ASU 2017-09). ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company will adopt this ASU on January 1, 2018 and the adoption will not have a material impact on the Company’s financial position or results of operations.

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

Note 4 - Property and Equipment

The components of property and equipment as of December 31, 2017 and 2016, at cost are (dollars in thousands):

	Useful Life (Years)	December 31, 2017	December 31, 2016
Lab equipment	3	$173	$173
Office furniture and equipment	3	31	12
Leasehold improvement	7	374	368
Gross property and equipment		578	553
Less: Accumulated depreciation and amortization		(77)	(12)
Property and equipment, net		$501	$541

The Company’s depreciation expense for the years ended December 31, 2017 and 2016 was $65,000 and $12,000, respectively.

ALPHA-EN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Related Party Transactions

Advances from Related Parties

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2017, the Company borrowed $150,000 from Steven M. Payne, $100,000 from Jerome I. Feldman, $150,000 from Jim Kilman and $12,000 from Steven M. Fludder and repaid $32,000 in advances and $150,000 was converted into 150 shares of preferred stock. As of December 31, 2017 and 2016, the outstanding amount of the advances from related parties was $308,000 and $78,000, respectively.

Free Office Space

During 2015 and through September 2016, the Company was provided office space by its Chairman of the Board at no cost. Management determined that such cost was nominal and did not recognize the rent expense in its consolidated financial statements.

Restricted Stock Grant to Chief Executive Officer and Associated Withholding Payments

During the year ended December 31, 2016, Steven M. Fludder, the former Chief Executive Officer, paid the Company a withholding tax obligation of $198,000 related to the grant of restricted stock in 2015. As of December 31, 2017, the Company had a remaining liability of approximately $57,000.

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

Appointment of Chief Executive Officer

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

Issue shares of subsidiary

During the year ended December 31, 2016, the company also issued 75,000 shares of its subsidiary, CLC, to a consultant, who is also a stockholder for the service provided, and the shares were valued at $1.00 per share based upon the estimated fair value on the date the shares were issued. A related expense of $75,000 was recorded during the year ended December 31, 2016.

ALPHA-EN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Temporary Equity

Series A Preferred Stock

The following table summarizes the Company’s Series A Preferred Stock activities for the year ended December 31, 2017 (dollars in thousands):

	Series A Preferred Stock
	Shares	Amount
Total temporary equity as of December 31, 2016	-	$-
Proceeds from sale of Series A preferred stock	1,670	1,670
Conversion of advances into preferred stock	150	150
Beneficial conversion feature of Series A preferred stock	-	(807)
Deemed dividends related to beneficial conversion feature of Series A preferred stock	-	807
Accrued Series A dividends	115	115
Deemed dividend on Series A preferred stock	-	649
Fair Value of common stock warrant issued with Series A preferred stock	-	(649)
Total temporary equity as of December 31, 2017	1,935	$1,935

On May 17, 2017, the Company entered into a preferred stock purchase agreement (“Stock Purchase Agreement”) with several accredited and institutional investors, pursuant to which the Company agreed to issue and sell in a private placement 1,820 shares of its newly designated Series A Preferred Stock, par value $0.01 per share (“Series A Preferred”), as well as 910,000 warrants to purchase the Company’s common stock, par value $0.01 per share (“Common Stock”), at a purchase price of $1,000 per share, for total gross proceeds of $1.82 million (including previous advances from related parties). The warrants have a 5-year term and an exercise price of $2.00. Steven M. Payne, Jerome I. Feldman and Jim Kilman each converted $50,000 advances into preferred stock.

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

As of December 31, 2017, the dividends accrued and outstanding were $115,000.

ALPHA-EN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stockholders’ Equity

Common Stock

2016 Activity

During the year ended December 31, 2016, the Company entered into private placement offerings with fourteen investors and issued approximately 1.5 million shares of its common stock and warrants to purchase approximately 1.4 million shares of common stock for $1.4 million. The warrants have a 5-year term and a weighted-average exercise price of $1.68. 100,000 shares issued in this offering are subject to “price protection” for a period of one year. Specifically, in the event the Company issues to any person common stock or their equivalent at a lower price per share than $2.50 (the “Lower Price”), the Company shall, simultaneously with the issuance of such shares, issue that investor a number of additional common shares (the “Additional Shares”) necessary to cause the 100,000 purchased plus the Additional Shares to have a combined average cost per share equal to the Lower Price, provided that in no event shall the Additional Shares exceed 100,000 shares. The price protection feature was analyzed by the Company and the Company determined that such feature was not required to be bifurcated from the common stock and recorded as a derivative as the price protection feature is clearly and closely related to an equity host. In November 2016 the Lower Price protection was triggered and the Company became obligated to issue an additional 100,000 shares of common stock under the arrangement.

During the year ended December 31, 2016, the Company also issued 75,000 shares of its subsidiary, CLC, to a consultant, who is also a stockholder for the service provided, and the shares were valued at $1.00 per share based upon the estimated fair value on the date the shares were issued. A related expense of $75,000 was recorded during the year ended December 31, 2016.

During the year ended December 31, 2016, 221,875 warrants with a weighted average exercise price of $0.97 were exercised for cash consideration of $215,000. These warrant holders were also granted 221,875 additional warrants in August 2016 with a 5-year term and an exercise price of $2.70 per share. The warrants were accounted for as an inducement and accordingly $378,000 which reflects the fair value of the warrants was recorded as a deemed distribution. The fair value of the warrants was determined using a Black-Scholes model with the following assumptions: risk free rate - 1.14%, volatility - 78.49%, expected term - 5 years, expected dividends - N/A.

Stock Options

2016 Equity Plan

In the fiscal year ended December 31, 2016, the Company adopted the 2016 Equity Plan, an omnibus equity incentive plan to be administered by the Company’s Board of Directors to which the Company may issue its common shares in connection with grants of stock options to employees and consultants of the Company.

The grant date fair value of stock options granted to employees during the years ended December 31, 2017 and 2016 was approximately $4.3 million and $305,000, respectively. The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin for “plain vanilla” options. The expected term for stock options granted with performance and/or market conditions represents the estimated period estimated by management by which the performance conditions will be met. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. The fair value of employee options granted in 2017 and 2016 was estimated using the following weighted-average assumptions:

	For the year Ended December 31,
	2017	2016
Exercise price	$1.85	$1.03
Expected stock price volatility	79%	79%
Risk-free rate of interest	1.61%	1.37%
Term (years)	3.1	3.7

ALPHA-EN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity under the Company’s employee stock option plan for year ended December 31, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	1,575,000	$0.50	$1,264,000	4.7
Employee options granted	4,150,000	1.85	4,160,000	4.5
Exercised	(6,000)	1.08	11,000	-
Forfeited	(50,000)	1.85	6,000	-
Outstanding as of December 31, 2017	5,669,000	$1.48	$7,793,000	4.3
Options vested and expected to vest as of December 31, 2017	5,669,000	$1.48	$7,793,000	4.3
Options vested and exercisable as of December 31, 2017	2,444,000	$1.19	$4,065,000	3.9

In July 2017, in recognition of the service on the Board of Directors, Mr. Feldman and Mr. Kilman each received options to purchase 1,000,000 shares of common stock at an exercise price $1.95 per share, the fair value as of the date of grant, vesting in equal instalments over a four year period starting on July 27, 2017. Also in July 2017 in recognition of his service on the Board of Directors, Mr. Payne received an option to purchase 500,000 shares of common stock at an exercise price $1.95 per share, the fair value as of the date of grant, vesting in equal instalments over a four year period starting on July 27, 2017.

A summary of option activity under the Company’s employee stock option plan for year ended December 31, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015	1,050,000	$0.27	$757,000	5.1
Employee options granted	525,000	0.97	182,000	5.7
Outstanding as of December 31, 2016	1,575,000	$0.50	$1,264,000	4.7
Options vested and expected to vest as of December 31, 2016	1,575,000	$0.50	$1,264,000	4.7
Options vested and exercisable as of December 31, 2016	687,500	$0.36	$647,000	3.8

A summary of the activity of options that the Company granted to non-employees for the year ended December 31, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	2,955,000	$0.27	$3,053,000	3.2
Non-employee options granted	250,000	1.95	225,000	4.6
Outstanding as of December 31, 2017	3,205,000	$0.40	$7,847,000	2.4
Options vested and expected to vest as of December 31, 2017	3,205,000	$0.40	$7,847,000	2.4
Options vested and exercisable as of December 31, 2017	2,317,500	$0.38	$5,714,000	2.4

A summary of the activity of options that the Company granted to non-employees for the year ended December 31, 2016 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015 (as reported)	2,670,000	$0.20	$2,118,000	4.0
Adjustment to stock options	150,000	0.10	134,000	2.1
Outstanding as of December 31, 2015 (as adjusted)	2,820,000	$0.19	$2,252,000	3.9
Non-employee options granted	235,000	$1.15	$46,000	4.9
Non-employee options exercised	(100,000)	0.11	119,000	-
Outstanding as of December 31, 2016	2,955,000	$0.27	$3,053,000	3.2
Options vested and expected to vest as of December 31, 2016	2,955,000	$0.27	$3,053,000	3.2
Options vested and exercisable as of December 31, 2016	1,667,500	$0.30	$1,660,700	3.3

Estimated future stock-based compensation expense relating to unvested stock options is approximately $2.1 million as of December 31, 2017 and will be amortized over the remaining 2.8 years.

ALPHA-EN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

A summary of the status of the Company’s outstanding warrants as of December 31, 2017 and changes during the year then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	3,271,875	$1.02	$2,000,000	3.9
Issued	1,472,417	1.72	1,666,000	5.0
Outstanding as of December 31, 2017	4,744,292	$1.24	$7,884,000	3.6
Warrants exercisable as of December 31, 2017	4,494,292	$1.24	$7,472,000	3.4

A summary of the status of the Company’s outstanding warrants as of December 31, 2016 and changes during the year then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2015	1,850,000	$0.31	$1,249,000	4.3
Issued	1,643,750	1.82	250,000	4.7
Exercised	(221,875)	0.97	73,000	4.2
Outstanding as of December 31, 2016	3,271,875	$1.02	$2,000,000	3.9
Warrants exercisable as of December 31, 2016	3,271,875	$1.02	$2,000,000	3.9

During year ended December 31, 2017, the Company granted 500,000 warrants with an exercise price of $1.20 to a service provider. 250,000 warrants were vested immediately, the other 250,000 warrants will be vested upon performance of the service.

Stock-based Compensation Expense

Stock-based compensation expense for the year ended December 31, 2017 and 2016 was comprised of the following (in thousands):

	For the year Ended December 31,
	2017	2016
Employee restricted stock awards	$-	$136
Employee stock option awards	2,423	201
Non-employee option awards	1,766	1,245
Total compensation expense	$4,189	$1,582

Note 8 - Contingencies and Commitments

On March 22, 2016, the Company entered into a lease (the “Lease”) with Hudson View Building #3, LLC (“the “Landlord”), for office and laboratory space located in Yonkers, New York (the “Leased Premise”). The Leased Premise consists of approximately 8,000 square feet. The Lease has a term of 87 months from the lease commencement date, which is the date upon which the Landlord has substantially completed certain interior leasehold improvements to the Leased Premise. The annual rent of the first year of the lease is approximately $208,000, increasing by 1.5% on each anniversary of the lease commencement date. In the event of a termination of the lease following a default by the Company, the Company will be obligated to pay the sum of the rent payable for the remainder of the lease term. The Company moved into the office on May 30, 2017. The Company began paying monthly rent on August 30, 2017.

In connection with this lease, the Company obtained an Irrevocable Standby Letter of Credit (the “Letter of Credit”) from Chase Bank for a sum not exceeding $150,000. The Company has deposited this amount with Chase Bank as collateral for the Letter of Credit and recorded the amount as restricted cash and long-term deposit in the consolidated balance sheets. During the year ended December 31, 2017, $100,000 restricted cash was released to the Company.

ALPHA-EN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, contractual minimal lease payments are as follows (in thousands):

2018	$209
2019	212
2020	215
2021	219
2022	222
Thereafter	377
Total	$1,454

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

Note 9 - Extinguishment of Accounts Payable

During year ended December 31, 2017, the Company issued 62,417 shares of common stock and 62,417 warrants to certain vendors in lieu of $110,000 of outstanding accounts payable. The warrants have a 5-year term and a weighted-average exercise price of $1.76. The fair value of common stock and warrant at the conversion date was approximately $110,000 and $82,000, respectively. The difference of $82,000 was recorded as a loss on extinguishment of accounts payable.

Note 10 - Deferred Tax Assets and Income Tax Provision

The Company had no income tax expense due to operating loss incurred for the years ended December 31, 2017 and 2016.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation under the Tax Cuts and Jobs Act (the “Tax Act”), which makes broad changes to the U.S. tax code. Certain changes are applicable to the Company effective January 1, 2018, including but not limited to, reducing the highest U.S. federal corporate statutory tax rate from 35 percent to 21 percent, creating a new limitation on deductible interest expense, eliminating the corporate alternative minimum tax (“AMT”) and modifying the rules related to uses and limitations of net operating loss carryforwards generated in tax years ending after December 31, 2017. Deferred tax impacts from new legislation are accounted for in the period of enactment. As a result of the reduced corporate tax rate to 21 percent, the Company has recorded a decrease related to the gross deferred tax assets by $1.4 million exclusive of the corresponding change in the valuation allowance, for the year ended December 31, 2017. Due to the Company’s position of having a valuation allowance on the net deferred tax assets, there is no net adjustment to deferred tax expense or benefit due to the reduction of the corporate tax rate.

The tax effects of temporary differences and tax losses and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2017 and 2016 are comprised of the following (dollars in thousands):

ALPHA-EN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2017	2016
Deferred tax assets:
Net-operating loss carryforward	$1,523	$1,196
Stock based compensation	1,752	1,043

Total Deferred Tax Assets	3,275	2,239
Valuation allowance	(3,275)	(2,239)
Deferred Tax Asset, Net of Allowance	$-	$-

At December 31, 2017, the Company had net operating loss carry forwards for federal and state tax purposes of approximately $5.5 million which expires beginning in 2037. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC has occurred. The effect of a Section 382 ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Any limitation may result in expiration of all, or a portion of the NOL or potential research and development credit carryforwards before utilization.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2017. The valuation allowance increased by approximately $1.0 million and $1.5 million for the years ended as of December 31, 2017 and 2016, respectively.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the years ended December 31,
	2017	2016
Statutory Federal Income Tax Rate	(34.0)%	(34.0)%
State Taxes, Net of Federal Tax Benefit	(5.8)%	(5.8)%
Federal tax rate change	11.9%	-%
Stock based compensation	3.0%	-%
Warrant issued for services	1.4%	-%
Loss on extinguishment of accounts payable	0.5%	-%
Change in Valuation Allowance	23.0%	39.8%

Income Taxes Provision (Benefit)	0.0%	0.0%

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2017.

The Company is in the process of preparing the 2017 federal and state tax returns. Therefore, the Company’s 2017 net operating loss carryovers will not be available to offset future taxable income, if any, until the tax returns are filed.

Note 11 - Subsequent Events

On February 8, 2018, the Company entered into a preferred stock purchase agreement (“Stock Purchase Agreement”) with several accredited and institutional investors, pursuant to which the Company agreed to issue and sell in a private placement 1,950 shares of Series A Preferred Stock, as well as 975,000 warrants to purchase the Company’s common stock, at a purchase price of $1,000 per share, for total gross proceeds of $1.95 million.

