Form 10-Q
period 2018-03-31
alpha-En Corp
filed 2018-05-16
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2018

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

As of May 14, 2018, there were 32,645,756 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$876	$562
Prepaid expenses	500	-
Restricted cash	15	15
Total current assets	1,391	577

Long-term deposit	35	35
Property and equipment, net	482	501
Total assets	$1,908	$1,113

LIABILITIES AND STOCKHOLDERS' DEFICIT AND TEMPORARY EQUITY
Current liabilities
Accounts payable and accrued expenses	$960	$1,103
Advances from related parties	36	308
Total current liabilities	996	1,411

Total liabilities	996	1,411

Preferred stock par value $0.01: 5,000,000 shares authorized; 3,962 shares and 1,935 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively; aggregate liquidation preference of $3,962 and $1,935 as of March 31, 2018 and December 31, 2017, respectively	3,962	1,935

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
Class B common stock no par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.01: 57,000,000 shares authorized; 33,360,506 shares and 33,350,506 shares issued and 32,645,756 shares and 32,635,756 shares outstanding at March 31, 2018 and December 31, 2017, respectively	334	334
Additional paid-in capital	18,326	18,482
Treasury stock at cost: 714,750 shares as of March 31, 2018 and December 31, 2017	(69)	(69)
Accumulated deficit	(20,908)	(20,276)
Stockholders' deficit attributed to alpha-En Corporation stockholders	(2,317)	(1,529)
Non-controlling interest	(733)	(704)
Total stockholders' deficit	(3,050)	(2,233)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT AND TEMPORARY EQUITY	$1,908	$1,113

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Operating expenses
General and administrative	$794	$920
Legal and professional fees	141	170
Research and development (includes stock based compensation of $(444) and $483 for the three months ended March 31, 2018 and 2017, respectively. See Note 7)	(274)	521
Total operating expenses	661	1,611
Net loss	(661)	(1,611)
Less: net loss attributable to non-controlling interest	(29)	(91)
Net loss attributable to controlling interest	(632)	(1,520)
Less: Dividends accrued on preferred stock	(77)	-
Less: Deemed dividend on Series A preferred stock	(687)	-
Less: Deemed dividend - beneficial conversion feature on preferred stock	(956)	-
Net loss attributable to alpha-En Corporation common stockholders	$(2,352)	$(1,520)

Net loss per share attributable to alpha-En Corporation common stockholders
Basic and diluted	$(0.07)	$(0.05)

Weighted average shares outstanding:
Basic and diluted	33,358,062	33,282,089

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(in thousands, except share and per share data)

(Unaudited)

			Additional					Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Deficit
Balance at December 31, 2017	33,350,506	$334	$18,482	714,750	$(69)	$(20,276)	$(704)	$(2,233)
Stock based compensation (options)	-	-	(81)	-	-	-	-	(81)
Options exercised for cash	10,000	-	2	-	-	-	-	2
Issuance of warrants to purchase common stock associated with preferred stock offering	-	-	687	-	-	-	-	687
Deemed dividend on Series A preferred stock	-	-	(687)	-	-	-	-	(687)
Beneficial conversion feature of Series A preferred stock	-	-	956	-	-	-	-	956
Deemed dividends related to beneficial conversion feature of Series A preferred stock	-	-	(956)	-	-	-	-	(956)
Accrued Series A dividends	-	-	(77)	-	-	-	-	(77)
Net loss	-	-	-	-	-	(632)	(29)	(661)
Balance at March 31, 2018	33,360,506	$334	$18,326	714,750	$(69)	$(20,908)	$(733)	$(3,050)

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(661)	$(1,611)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24	5
Stock-based compensation	(81)	877
Warrant issued for services	-	248
Changes in operating assets and liabilities of business, net of acquisitions:
Prepaid expenses	(500)	22
Accounts payable and accrued expenses	(143)	49
Net cash used in operating activities	(1,361)	(410)

Cash flows from investing activities
Purchase of fixed assets	(5)	-
Net cash used in investing activities	(5)	-

Cash flows from financing activities
Proceeds from issuance of preferred stock and warrants	1,700	-
Options exercised for cash	2	-
Advances from related parties	-	100
Repayments of advances from related parties	(22)	-
Net cash provided by financing activities	1,680	100

Net increase (decrease) in cash	314	(310)
Cash at beginning of period	562	442
Cash at end of period	$876	$132

Non cash financing and investing activities:
Beneficial conversion feature of Series A preferred stock	$956	$-
Deemed dividends related to beneficial conversion feature of Series A preferred stock	$(956)	$-
Issuance of warrants in preferred stock offering	$687	$-
Deemed dividend on Series A preferred stock	$(687)	$-
Accrued Series A dividends	$(77)	$-
Conversion of advances from related parties to preferred stock	$250	$-

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization and Operations

alpha-En Corporation (together with its subsidiaries, the “Company”) was incorporated in Delaware on March 7, 1997.

Since 2008, the focus of the Company’s business has been developing new technologies for manufacturing highly pure lithium metal, a raw material for use in lightweight, high energy density batteries, in an environmentally friendly manner for commercial purposes. In 2013, the Company invented a new process for the production of highly pure lithium metal and associated products at room temperature. The Company subsequently broadened its focus to develop products and processes derived from the Company’s new core proprietary technology, including battery components and compounds of lithium.

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

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $20.9 million at March 31, 2018, a net loss of approximately $661,000 and approximately $1.4 million net cash used in operating activities for the three months ended March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further develop the intellectual property associated with its technology; broaden its patent portfolio; scale up its production of various products; and begin generating revenue; however, the Company’s cash position is not sufficient to support its daily operations for the foreseeable future. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional funds by way of a public or private offering and its ability to further develop its technology and generate sufficient revenue. While the Company believes in the viability of its technology and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 - Significant and Critical Accounting Policies and Practices

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company’s subsidiaries. For consolidated entities where the Company owns less than 100% of the subsidiary, the Company records net loss attributable to non-controlling interests in its condensed consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed on April 2, 2018.

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

Cash

As of March 31, 2018 and December 31, 2017, substantially all of the Company’s cash was held by major financial institutions and the balance at certain times may exceed the maximum amount insured by the Federal Deposits Insurance Corporation. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Property and Equipment

Lab equipment, leasehold improvements and office equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of each asset, generally three to seven years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value. There were no indicators of impairment for long-lived assets during the three months ended March 31, 2018.

Fair Value of Preferred Stock

The fair value of Preferred stock was estimated based upon equivalent common shares that Preferred Stock could have been converted into at the closing price on the purchase date.

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the quarter ended March 31, 2018, in addition to ongoing efforts at one major research university, the Company entered into additional contracts with a national research lab and another major research university for additional work related to development and scale-up of the Company’s processes. The Company also commenced research and development efforts at the Company’s Yonkers lab facility. These initiatives resulted in an increase in prepaid expenses of $0.5 million as of March 31, 2018 and the Company expects to record the benefits from these research initiatives through the 3rd quarter of 2018.

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

Loss Per Share

Basic loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted loss per share excludes the potential impact of common stock options, convertible preferred stock and outstanding common stock purchase warrants because their effect would be anti-dilutive.

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2018 and 2017 are as follows:

	As of March 31,
	2018	2017
Warrants to purchase common stock	5,719,292	3,771,875
Options to purchase common stock	8,474,000	5,030,000
Preferred stock to exchange common stock	2,266,264	-
Total	16,459,556	8,801,875

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, (ASU 2017-09). ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018 and the adoption did not have a material impact on the Company’s financial position or results of operations.

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of ASU 2016-02 on its condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the standard as of January 1, 2018 and adoption did not have a material impact on its condensed consolidated statement of cash flows.

Note 4 - Property and Equipment

The components of property and equipment as of March 31, 2018 and December 31, 2017, at cost are (dollars in thousands):

	Useful Life (Years)	March 31, 2018	December 31, 2017
Lab equipment	3	$173	$173
Office furniture and equipment	3	31	31
Leasehold improvement	7	379	374
Gross property and equipment		583	578
Less: Accumulated depreciation and amortization		(101)	(77)
Property and equipment, net		$482	$501

The Company’s depreciation and amortization expense for the three months ended March 31, 2018 and 2017 was $24,000 and $5,000, respectively.

Note 5 - Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

As of March 31, 2018 and December 31, 2017, the outstanding amounts of the advances from related parties was approximately $36,000 and $308,000, respectively. During the three months ended March 31, 2018, the Company repaid $15,000 in advances to Jerome Feldman and $7,000 to Steven Fludder and $250,000 was converted into preferred stock. See Note 6 for more details on advances converted to preferred stock.

Employment Agreement with Chief Executive Officer

On November 11, 2017, the Company appointed Sam Pitroda to serve as the Company’s new Chief Executive Officer. Since that time, Mr. Pitroda has served as CEO without an employment agreement. The Company and Mr. Pitroda are in discussions to finalize the terms of the employment agreement, although there can be no assurances that an agreement will be reached.

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Temporary Equity

The following table summarizes the Company’s Series A Preferred Stock activities for the three months ended March 31, 2018 (dollars in thousands):

	Series A Preferred Stock
	Shares	Amount
Total temporary equity as of December 31, 2017	1,935	$1,935
Sale of Series A preferred stock	1,700	1,700
Conversion of advances into preferred stock	250	250
Beneficial conversion feature of Series A preferred stock	-	(956)
Deemed dividends related to beneficial conversion feature of Series A preferred stock	-	956
Accrued Series A dividends	77	77
Deemed dividend on Series A preferred stock	-	687
Fair Value of common stock warrant issued with Series A preferred stock	-	(687)
Total temporary equity as of March 31, 2018	3,962	$3,962

On February 8, 2018, the Company entered into a preferred stock purchase agreement (“Stock Purchase Agreement”) with several accredited and institutional investors, pursuant to which the Company agreed to issue and sell in a private placement 1,950 shares of Series A Preferred Stock, as well as 975,000 warrants to purchase the Company’s common stock, at a purchase price of $1,000 per share, for total gross proceeds of $1.95 million (including previous advances from related parties). The warrants have a 5-year term and an exercise price of $2.00. Steven M. Payne converted $100,000, Jerome I. Feldman converted $50,000 and Jim Kilman converted $100,000 advances into preferred stock. Sam Pitroda through Pitroda Group LLC invested $500,000 and the Company issued 500 Series A Preferred Stock and 250,0,000 warrants on the same terms as other accredited and institutional investors.

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

The Company has determined that the warrants should be accounted as a component of stockholders’ equity. On the issuance date, the Company estimated the fair value of the warrants at $1.2 million using the Black-Scholes option pricing model using the following primary assumptions: contractual term of 5.0 years, volatility rate of 74.8%, risk-free interest rate of 2.57% and expected dividend rate of 0%. Based on the warrant’s relative fair value to the fair value of the Series A Preferred, approximately $687,000 of the $1.2 million of aggregate fair value was allocated to the warrants, creating a corresponding preferred stock discount in the same amount.

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Due to the reduction of allocated proceeds to Series A Preferred, the effective conversion price was approximately $1.13 per share creating a beneficial conversion feature of $956,000 which reduced the carrying value of the Series A Preferred. Since the conversion option of the Series A Preferred was immediately exercisable, the beneficial conversion feature was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the Series A Preferred.

As of March 31, 2018, the dividends accrued and outstanding were $192,000 and reflected in carrying value of temporary equity.

Note 7 - Stockholders’ (Deficit) Equity

Stock Options

The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin for “plain vanilla” options. The expected term for stock options granted with performance and/or market conditions represents the period estimated by management by which the performance conditions will be met. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. The grant date fair value of stock options granted during the three months ended March 31, 2018 and 2017 was $11,000 and $611,000, respectively. The fair value of options granted during the three months ended March 31, 2018 and 2017 were estimated using the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2018	2017
Exercise price	$1.90	$1.10
Expected stock price volatility	79%	79%
Risk-free rate of interest	1.60%	1.49%
Term (years)	3.6	3.0

A summary of option activity under the Company’s employee stock option plan for the three months ended March 31, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	5,669,000	$1.48	$7,793,000	4.3
Employee options granted	10,000	1.90	-	5.3
Expired	(250,000)	0.10	443,000	-
Outstanding as of March 31, 2018	5,429,000	$1.54	$1,870,000	4.2
Options vested and expected to vest as of March 31, 2018	5,429,000	$1.54	$1,870,000	4.2
Options vested and exercisable as of March 31, 2018	2,349,000	$1.30	$1,296,230	4.1

Estimated future stock-based compensation expense relating to unvested employee stock options is approximately $1.6 million as of March 31, 2018 and will be amortized over 2.5 years.

A summary of activity of options granted to non-employees for the three months ended March 31, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	3,205,000	$0.40	$7,847,000	2.4
Exercised	(10,000)	$0.20	$22,000	-
Expired	(150,000)	0.10	266,000	-
Outstanding as of March 31, 2018	3,045,000	$0.42	$4,109,000	2.3
Options vested and expected to vest as of March 31, 2018	3,045,000	$0.42	$4,109,000	2.3
Options vested and exercisable as of March 31, 2018	2,220,000	$0.40	$3,024,000	2.2

ALPHA-EN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Warrants

A summary of the status of the Company’s outstanding warrants as of March 31, 2018 and changes during the three months then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	4,744,292	$1.24	$7,884,000	3.6
Issued	975,000	2.00	-	4.9
Outstanding as of March 31, 2018	5,719,292	$1.37	$3,491,000	3.6
Warrants exercisable as of March 31, 2018	5,469,292	$1.38	$3,353,000	3.5

Stock-based Compensation Expense

Stock-based compensation expense for the three months ended March 31, 2018 and 2017 was comprised of the following (dollars in thousands):

	For the Three Months Ended March 31,
	2018	2017
Employee restricted stock awards	$-	$-
Employee stock option awards	493	237
Non-employee option awards	(574)	640
Total compensation expense	$(81)	$877

Note 8 - Subsequent Events

The Company is in advanced discussion with an investor group regarding a potential $1,000,000 common stock investment in the Company for the purpose of funding research and development. The Company received $1,000,000 in funds from the investor group in April 2018, however, the closing of this investment is contingent upon a number of factors, including, among other things, completion the proposed merger of the Company’s subsidiary, CLC, discussed below. Because of these contingencies, there can be no assurances that this common stock investment will close.

The Company is currently engaged in discussions with the minority stockholders of its subsidiary, CLC, regarding purchase by the Company of stockholders equity interests in CLC, such that CLC would become a wholly-owned subsidiary of the Company, after which CLC would be merged with and into the Company, with the Company surviving. There can be no assurances that agreement with the minority shareholders of CLC will be reached and that the proposed merger of CLC with and into the Company will be completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since 2008, we have been focused exclusively on efforts to develop a business centered around the commercial manufacturing of highly pure lithium metal, a raw material for use in lightweight, high energy density batteries, in an environmentally friendly manner. Additionally, we have broadened our focus to include lithium products and processes derived from our core technology. This includes battery components such as protected anodes and compounds of lithium, among other things.

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

During the quarter ended March 31, 2018, in addition to ongoing efforts at one major research university, we entered into additional contracts with a national research lab and another major research university for additional work related to development and scale-up of our processes. We also commenced research and development efforts at our Yonkers lab facility.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

General and administrative expenses were approximately $794,000 for the three months ended March 31, 2018 as compared to approximately $920,000 for the three months ended March 31, 2017. The decrease in general and administrative expenses mostly relates to decreased stock-based compensation and warrants issued for services which were approximately $363,000 and $643,000 for the three months ended March 31, 2018 and 2017, respectively.

Legal and professional fees were approximately $141,000 for the three months ended March 31, 2018 as compared to approximately $170,000 for the three months ended March 31, 2017. The decrease in legal and professional fees was due to a decrease in accounting services and audit fees incurred in relation to corporate matters for the three months ended March 31, 2018.

Research and development expenses resulted in income of $274,000 for the three months ended March 31, 2018 as compared to expense of approximately $521,000 for the three months ended March 31, 2017. The decrease in research and development expenses mostly relates to fair value change of non-employee stock-based compensation which resulted in income of $444,000 and expense of $483,000 for the three months ended March 31, 2018 and 2017, respectively.

Net loss attributable to non-controlling interest was approximately $29,000 for the three months ended March 31, 2018 as compared to net loss attributable to non-controlling interest of approximately $91,000 for the three months ended March 31, 2017.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $20.9 million at March 31, 2018, a net loss of approximately $661,000 and approximately $1.4 million net cash used in operating activities for the three months ended March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

Restricted cash and long-term deposits at March 31, 2018 includes $50,000 of cash deposited with Chase Bank (“Chase”) as collateral for an irrevocable standby letter of credit associated our Yonkers office lease.

As of March 31, 2018, we had an accumulated deficit of approximately $20.9 million and working capital of approximately $395,000.

On February 8, 2018, we entered into a preferred stock purchase agreement (“Stock Purchase Agreement”) with several accredited and institutional investors, pursuant to which we agreed to issue and sell in a private placement 1,950 shares of Series A Preferred Stock, as well as 975,000 warrants to purchase the Company’s common stock, at a purchase price of $1,000 per share, for total gross proceeds of $1.95 million (including previous advances from related parties). The warrants have a 5-year term and an exercise price of $2.00.

We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans and investments from officers, directors and stockholders, until we begin to generate cash flows from operations.

The table below sets forth selected cash flow data for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(1,361)	$(410)
Net cash used in investing activities	(5)	-
Net cash provided by financing activities	1,680	100
Net increase (decrease) in cash and cash equivalents	$314	$(310)

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

As of March 31, 2018, contractual minimal lease payments are as follows (in thousands):

2018	$157
2019	212
2020	215
2021	219
2022	222
Thereafter	377
Total	$1,402

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer, and our Principal Financial and Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

During 2017, we, together with our independent registered public accounting firm, identified material weaknesses in our internal control over financial reporting, as described below. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting resulted from operating deficiencies which are listed below. To remediate the material weaknesses, we are initiating controls and procedures to formally monitor new transactions and events that change our business so that we consider material impacts to our financial statements, including proper recording and disclosure of those transactions or events as well as documenting the related significant estimates and judgments made by management.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

alpha-En Corporation

Date: May 16, 2018

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Executive Chairman and Treasurer

Date: May 16, 2018

By:	/s/ Sam Pitroda
Sam Pitroda
Chief Executive Officer (principal executive officer)

Date: May 16, 2018

By:	/s/ Nathan J. Wasserman
Nathan J. Wasserman
Chief Financial Officer (principal financial and accounting officer)

