Form 10-Q
period 2018-06-30
alpha-En Corp
filed 2018-08-10
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2018

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

As of August 8, 2018, there were 37,563,174 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$1,089	$562
Prepaid expenses	79	-
Restricted cash	15	15
Total current assets	1,183	577

Long-term deposit	35	35
Property and equipment, net	697	501
Total assets	$1,915	$1,113

LIABILITIES AND STOCKHOLDERS’ DEFICIT AND TEMPORARY EQUITY
Current liabilities
Accounts payable and accrued expenses	$723	$1,103
Advances from related parties	36	308
Current portion of deferred rent	8	-
Total current liabilities	767	1,411
Deferred rent	111	-
Total liabilities	878	1,411

Preferred stock par value $0.01: 5,000,000 shares authorized; 4,005 shares and 1,935 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively; aggregate liquidation preference of $4,005 and $1,935 as of June 30, 2018 and December 31, 2017, respectively	4,005	1,935

COMMITMENTS AND CONTINGENCIES

Stockholders’ deficit:
Class B common stock no par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.01: 57,000,000 shares authorized; 38,277,924 shares and 33,350,506 shares issued and 37,563,174 shares and 32,635,756 shares outstanding at June 30, 2018 and December 31, 2017, respectively	383	334
Additional paid-in capital	19,748	18,482
Treasury stock at cost: 714,750 shares as of June 30, 2018 and December 31, 2017	(69)	(69)
Accumulated deficit	(23,030)	(20,276)
Stockholders’ deficit attributed to alpha-En Corporation stockholders	(2,968)	(1,529)
Non-controlling interest	-	(704)
Total stockholders’ deficit	(2,968)	(2,233)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT AND TEMPORARY EQUITY	$1,915	$1,113

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses
General and administrative	$1,389	$517	$2,183	$1,437
Legal and professional fees	120	85	261	255
Research and development (includes stock based compensation of $227 and $(217) for the three and six months ended June 30, 2018, and $57 and $540 for the three and six months ended June 30, 2017, respectively. See Note 7)	739	99	465	620
Total operating expenses	2,248	701	2,909	2,312
Net loss	(2,248)	(701)	(2,909)	(2,312)
Less: net loss attributable to non-controlling interest	(126)	(34)	(155)	(125)
Net loss attributable to controlling interest	(2,122)	(667)	(2,754)	(2,187)
Less: Dividends accrued on preferred stock	(98)	(22)	(175)	(22)
Less: Deemed dividend on Series A preferred stock	-	(649)	(687)	(649)
Less: Deemed dividend - beneficial conversion feature on preferred stock	-	(807)	(956)	(807)
Net loss attributable to alpha-En Corporation common stockholders	$(2,220)	$(2,145)	$(4,572)	$(3,665)

Net loss per share attributable to alpha-En Corporation common stockholders
Basic and diluted	$(0.06)	$(0.06)	$(0.13)	$(0.11)

Weighted average shares outstanding:
Basic and diluted	35,080,677	33,282,089	34,229,156	33,282,089

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(in thousands, except share and per share data)

(Unaudited)

			Additional					Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Deficit
Balance at December 31, 2017	33,350,506	$334	$18,482	714,750	$(69)	$(20,276)	$(704)	$(2,233)
Stock based compensation	-	-	1,092	-	-	-	-	1,092
Shares issued for acquiring ownership of subsidiary	3,018,190	30	(889)	-	-	-	859	-
Issuance of common stock for cash in a private placement	867,768	9	991	-	-	-	-	1,000
Preferred stock converted to common stock	31,460	-	55	-	-	-	-	55
Options exercised for cash	10,000	-	2	-	-	-	-	2
Warrants exercised for cash	1,000,000	10	190	-	-	-	-	200
Issuance of warrants to purchase common stock associated with preferred stock offering	-	-	687	-	-	-	-	687
Deemed dividend on Series A preferred stock	-	-	(687)	-	-	-	-	(687)
Beneficial conversion feature of Series A preferred stock	-	-	956	-	-	-	-	956
Deemed dividends related to beneficial conversion feature of Series A preferred stock	-	-	(956)	-	-	-	-	(956)
Accrued Series A dividends	-	-	(175)	-	-	-	-	(175)
Net loss	-	-	-	-	-	(2,754)	(155)	(2,909)
Balance at June 30, 2018	38,277,924	$383	$19,748	714,750	$(69)	$(23,030)	$-	$(2,968)

See notes to condensed consolidated financial statements.

ALPHA-EN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(2,909)	$(2,312)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51	17
Stock-based compensation	1,092	1,065
Warrant issued for services	-	249
Changes in operating assets and liabilities of business, net of acquisitions:
Prepaid expenses	(79)	69
Accounts payable and accrued expenses	(450)	(91)
Deferred rent	119	-
Net cash used in operating activities	(2,176)	(1,003)

Cash flows from investing activities
Purchase of fixed assets	(177)	(19)
Net cash used in investing activities	(177)	(19)

Cash flows from financing activities
Proceeds from issuance of preferred stock and warrants	1,700	1,670
Proceeds from issuance of common stock in a private placement	1,000	-
Options exercised for cash	2	-
Warrants exercised for cash	200	-
Advances from related parties	-	150
Repayments of advances from related parties	(22)	(42)
Net cash provided by financing activities	2,880	1,778

Net increase in cash	527	756
Cash and restricted cash at beginning of period	562	442
Cash and restricted cash at end of period	$1,089	$1,198

Non cash financing and investing activities:
Beneficial conversion feature of Series A preferred stock	$956	$807
Deemed dividends related to beneficial conversion feature of Series A preferred stock	$(956)	$(807)
Issuance of warrants in preferred stock offering	$687	$649
Deemed dividend on Series A preferred stock	$(687)	$(649)
Accrued Series A dividends	$(175)	$(22)
Conversion of advances from related parties to preferred stock	$250	$150
Preferred stock converted to common stock	$55	$-
Purchases of fixed assets in accounts payable	$70	$-
Forgiveness of the lease payments	$104	$-

See notes to condensed consolidated financial statements.

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

Ownership of Subsidiary

In September 2014, alpha-En Corporation formed Clean Lithium Corporation (“CLC”) under the laws of New York State as a wholly owned subsidiary with a nominal share capital of $100,000. From 2014 to 2016, the Company sold 9.05% or 905,000 of CLC’s shares to minority equity holder. Effective as of June 14, 2018, the Company completed the purchase all of the outstanding shares of CLC such that CLC became a wholly-owned subsidiary of the Company and was immediately thereafter merged with and into the Company, with the Company surviving. In connection with this transaction, the former minority equity holder of CLC prior to the merger received an aggregate total of 3,018,190 shares of common stock of the Company. The Company recorded the acquisition of CLC as a capital transaction.

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

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $23.0 million at June 30, 2018, a net loss of approximately $2.9 million and approximately $2.2 million net cash used in operating activities for the six months ended June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 - Significant and Critical Accounting Policies and Practices

Basis of Presentation and Principles of Consolidation

On June 14, 2018 the Company completed the purchase all of the outstanding shares of CLC such that CLC became a wholly-owned subsidiary of the Company and was immediately thereafter merged with and into the Company, with the Company surviving. Accordingly, as of June 14, 2018 the Company no longer has any subsidiaries consolidated in these financial statements.

For the year ended December 31, 2017 and through June 14, 2018, the accompanying condensed consolidated financial statements include the accounts of the Company’s subsidiaries. For consolidated entities where the Company owns less than 100% of the subsidiary, the Company records net loss attributable to non-controlling interests in its condensed consolidated statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties.

The condensed consolidated balance at December 31, 2017 was derived from audited annual financial statements but do not contain all of the footnote disclosures from the annual financial statements. The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments (consisting of normal recurring adjustments unless otherwise indicated) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.

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

Use of Estimates

The Company’s consolidated condensed financial statements include certain amounts that are based on management’s best estimates and judgments. The Company’s significant estimates include, but are not limited to, useful lives assigned to long-lived assets, fair value used in estimating the value of warrants, stock-based compensation, accrued expenses and provisions for income taxes. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

Cash

As of June 30, 2018 and December 31, 2017, substantially all of the Company’s cash was held by major financial institutions and the balance at certain times may exceed the maximum amount insured by the Federal Deposits Insurance Corporation. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Property and Equipment

Lab equipment, leasehold improvements and office equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of each asset, generally three to seven years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value. There were no indicators of impairment for long-lived assets during the six months ended June 30, 2018.

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

During the six months ended June 30, 2018, in addition to ongoing efforts at one major research university, the Company entered into additional contracts with a national research lab and another major research university for additional work related to development and scale-up of the Company’s processes. The Company also commenced research and development efforts at the Company’s Yonkers lab facility. These initiatives resulted in an increase in prepaid expenses of $79,000 as of June 30, 2018 and the Company expects to record the benefits from these research initiatives through the 3rd quarter of 2018.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2018 and 2017 are as follows:

	As of June 30,
	2018	2017
Warrants to purchase common stock	4,719,292	4,681,875
Options to purchase common stock	15,824,000	5,030,000
Preferred stock convertible into common stock	2,290,860	-
Total	22,834,152	9,711,875

Non-Controlling Interests

Non-controlling interests in consolidated entities represent the component of equity in consolidated entities held by third parties. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated balance sheets or statements of operations.

In June 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updates (the “ASU”) 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company expects that the adoption of this ASU would not have a material impact on the Company’s consolidated financial statements.

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

Note 4 - Property and Equipment

The components of property and equipment as of June 30, 2018 and December 31, 2017, at cost are (dollars in thousands):

	Useful Life (Years)	June 30, 2018	December 31, 2017
Lab equipment	3	$415	$173
Office furniture and equipment	3	31	31
Leasehold improvement	7	379	374
Gross property and equipment		825	578
Less: Accumulated depreciation and amortization		(128)	(77)
Property and equipment, net		$697	$501

The Company’s depreciation and amortization expense for the three and six months ended June 30, 2018 was $27,000 and $51,000, and $12,000 and $17,000 for the three and six months ended June 30, 2017, respectively.

Note 5 - Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

As of June 30, 2018 and December 31, 2017, the outstanding amounts of the advances from related parties was approximately $36,000 and $308,000, respectively. During the six months ended June 30, 2018, the Company repaid $15,000 in advances to Jerome Feldman and $7,000 to Steven Fludder and $250,000 was converted into preferred stock. See Note 6 for more details on advances converted to preferred stock.

Employment Agreement with Chief Executive Officer

On November 11, 2017, the Company appointed Sam Pitroda to serve as the Company’s new Chief Executive Officer. Since that time, Mr. Pitroda has served as CEO without an employment agreement. The Company and Mr. Pitroda are in discussions to finalize the terms of the employment agreement, although there can be no assurances that an agreement will be reached. On May 31, 2018, the board of directors approved to grant Mr. Pitroda of an option to purchase 7,000,000 shares of the Company’s common stock at an exercise price of $2.08 per share. The option expires seven years from the option grant date. The stock subject to the option will vest upon the earlier to occur of (1) the five-year anniversary of the option grant date or (2) the achievement of certain stock price and volume milestones, which are as follows:

	For 20 consecutive business	Total option shares that become vested on
Common stock price	days, with average daily	satisfaction
closes at or above	volumn in excess of	of conditions
$3.00	20,000	2,000,000 (28.5%)
$6.00	40,000	4,000,000 (51.7%)
$11.00	60,000	7,000,000 (100.0%)

The total fair value of this option award on the grant date was approximately $7.6 million. The fair value of the option award was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 2.7%, volatility – 78.0%, expected term – 4 years and dividends– N/A. The Company will amortize the option over its service period of 4.09 years which was derived from a Monte Carlo simulation. Stock-based compensation expense for this option recognized in the three and six months ended June 30, 2018 was $155,000.

On September 1 2017, Steven Fludder, former CEO, resigned from the Company. On June 22, 2018, the Company vested 150,000 stock options that would have been forfeited. The Company recorded additional stock compensation expense of $210,000 during the three months ended June 30, 2018 related to this stock option modification.

Note 6 - Temporary Equity

The following table summarizes the Company’s Series A Preferred Stock activities for the six months ended June 30, 2018 (dollars in thousands):

	Series A Preferred Stock
	Shares	Amount
Total temporary equity as of December 31, 2017	1,935	$1,935
Sale of Series A preferred stock	1,700	1,700
Conversion of advances into preferred stock	250	250
Preferred stock converted to common stock	(55)	(55)
Beneficial conversion feature of Series A preferred stock	-	(956)
Deemed dividends related to beneficial conversion feature of Series A preferred stock	-	956
Accrued Series A dividends	175	175
Deemed dividend on Series A preferred stock	-	687
Fair Value of common stock warrant issued with Series A preferred stock	-	(687)
Total temporary equity as of June 30, 2018	4,005	$4,005

On February 8, 2018, the Company entered into a preferred stock purchase agreement (“Stock Purchase Agreement”) with several accredited and institutional investors, pursuant to which the Company agreed to issue and sell in a private placement 1,950 shares of Series A Preferred Stock, as well as 975,000 warrants to purchase the Company’s common stock, at a purchase price of $1,000 per share, for total gross proceeds of $1.95 million (including previous advances from related parties). The warrants have a 5-year term and an exercise price of $2.00. Steven M. Payne converted $100,000, Jerome I. Feldman converted $50,000 and Jim Kilman through KielStrand Capital LLC converted $100,000 advances into preferred stock. Sam Pitroda through Pitroda Group LLC invested $500,000 and the Company issued 500 Series A Preferred Stock and 250,000 warrants on the same terms as other accredited and institutional investors.

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

During six months ended June 30, 2018, there were 55 shares of preferred stock converted into 31,460 shares of common stock. As of June 30, 2018, the dividends accrued and outstanding were $285,000 and reflected in carrying value of temporary equity.

Note 7 - Stockholders’ (Deficit) Equity

Common Stock

During the six months ended June 30 2018, the Company entered into a private placement offering with an investor and issued 826,446 shares of its common stock for $1.0 million. In addition, the Company granted this investor the non-exclusive rights to distribute its product in China for a period of two years. In connection with this private placement, the Company issued 41,322 shares of common stock to an investor as a finder’s fee.

Stock Options

The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin for “plain vanilla” options. The expected term for stock options granted with performance and/or market conditions represents the period estimated by management by which the performance conditions will be met. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. The grant date fair value of stock options granted during the six months ended June 30, 2018 and 2017 was $8.0 million and $611,000, respectively. The fair value of options granted during the six months ended June 30, 2018 and 2017 were estimated using the following weighted-average assumptions:

	For the Six Months Ended June 30,
	2018	2017
Exercise price	$2.07	$1.10
Expected stock price volatility	78%	79%
Risk-free rate of interest	2.67%	1.49%
Term (years)	4.0	3.0

A summary of option activity under the Company’s employee stock option plan for the six months ended June 30, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	5,669,000	$1.48	$7,793,000	4.3
Employee options granted	7,260,000	2.07	-	6.8
Expired	(250,000)	0.10	443,000	-
Outstanding as of June 30, 2018	12,679,000	$1.84	$2,103,000	5.6
Options vested and expected to vest as of June 30, 2018	12,679,000	$1.84	$2,103,000	5.6
Options vested and exercisable as of June 30, 2018	2,761,500	$1.35	$1,559,000	4.0

Estimated future stock-based compensation expense relating to unvested employee stock options is approximately $8.8 million as of June 30, 2018 and will be amortized over 4.3 years.

A summary of activity of options granted to non-employees for the six months ended June 30, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	3,205,000	$0.40	$7,847,000	2.4
Non-employee options granted	100,000	1.78	12,000	3.3
Exercised	(10,000)	0.20	22,000	-
Expired	(150,000)	0.10	266,000	-
Outstanding as of June 30, 2018	3,145,000	$0.46	$4,484,000	2.1
Options vested and expected to vest as of June 30, 2018	3,145,000	$0.46	$4,484,000	2.1
Options vested and exercisable as of June 30, 2018	2,382,500	$0.50	$3,308,000	2.1

Warrants

A summary of the status of the Company’s outstanding warrants as of June 30, 2018 and changes during the six months then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	4,744,292	$1.24	$7,884,000	3.6
Issued	975,000	2.00	-	4.6
Exercised	(1,000,000)	0.20	1,680,000	-
Outstanding as of June 30, 2018	4,719,292	$1.62	$2,200,000	3.6
Warrants exercisable as of June 30, 2018	4,469,292	$1.64	$2,063,000	3.5

Stock-based Compensation Expense

Stock-based compensation expense for the six months ended June 30, 2018 and 2017 was comprised of the following (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Employee stock option awards	$896	$118	$1,388	$355
Non-employee option awards	278	70	(296)	710
Total compensation expense	$1,174	$188	$1,092	$1,065

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

During the six months ended June 30, 2018, in addition to ongoing efforts at one major research university, we entered into additional contracts with a national research lab and another major research university for additional work related to development and scale-up of our processes. We also commenced research and development efforts at our Yonkers lab facility.

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

General and administrative expenses were approximately $1.4 million for the three months ended June 30, 2018 as compared to approximately $517,000 for the three months ended June 30, 2017. The increase in general and administrative expenses mostly relates to increased stock-based compensation and warrants issued for services which were approximately $947,000 and $131,000 for the three months ended June 30, 2018 and 2017, respectively.

Legal and professional fees were approximately $120,000 for the three months ended June 30, 2018 as compared to approximately $85,000 for the three months ended June 30, 2017. The increase in legal and professional fees was due to an increase in legal services incurred in relation to corporate matters for the three months ended June 30, 2018.

Research and development expenses were approximately $739,000 for the three months ended June 30, 2018 as compared to approximately $99,000 for the three months ended June 30, 2017. During the three months ended June 30, 2018, in addition to ongoing efforts at one major research university, we entered into additional contracts with a national research lab and another major research university for additional work related to development and scale-up of the Company’s processes. We also commenced research and development efforts at our Yonkers lab facility. These initiatives resulted in an increase in research and development expenses of $424,000 and stock-based compensation expenses of $170,000 during the three months ended June 30, 2018.

Net loss attributable to non-controlling interest was approximately $126,000 for the three months ended June 30, 2018 as compared to net loss attributable to non-controlling interest of approximately $34,000 for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

General and administrative expenses were approximately $2.2 million for the six months ended June 30, 2018 as compared to approximately $1.4 million for the six months ended June 30, 2017. The increase in general and administrative expenses mostly relates to an increase in stock-based compensation of $536,000 and payroll cost of $143,000 as compared to the prior period.

Legal and professional fees were approximately $261,000 for the six months ended June 30, 2018 as compared to approximately $255,000 for the six months ended June 30, 2017.

Research and development expenses amounted to $465,000 for the six months ended June 30, 2018 as compared to approximately $620,000 for the six months ended June 30, 2017. The decrease in research and development expenses mostly relates to fair value change of non-employee stock-based compensation which resulted in income of $217,000 and expense of $540,000 for the six months ended June 30, 2018 and 2017, respectively offset by additional contracts entered into with a national research lab and another major research university for additional work related to development and scale-up of our processes. The Company also commenced research and development efforts at the Company’s Yonkers lab facility.

Net loss attributable to non-controlling interest was approximately $155,000 for the six months ended June 30, 2018 as compared to net loss attributable to non-controlling interest of approximately $125,000 for the six months ended June 30, 2017.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit of approximately $23.0 million at June 30, 2018, a net loss of approximately $2.9 million and approximately $2.2 million net cash used in operating activities for the six months ended June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

Restricted cash and long-term deposits at June 30, 2018 includes $50,000 of cash deposited with Chase Bank (“Chase”) as collateral for an irrevocable standby letter of credit associated our Yonkers office lease.

As of June 30, 2018, we had an accumulated deficit of approximately $23.0 million and working capital of approximately $416,000.

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

During the six months ended June 30, 2018, the Company entered into a private placement offering with an investor and issued 826,446 shares of its common stock $1.0 million. In connection with this private placement, the Company issued 41,322 shares of common stock to a third party as a finder’s fee.

We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans and investments from officers, directors and stockholders, until we begin to generate cash flows from operations.

The table below sets forth selected cash flow data for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(2,176)	$(1,003)
Net cash used in investing activities	(177)	(19)
Net cash provided by financing activities	2,880	1,778
Net increase in cash and cash equivalents	$527	$756

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

Commitments

On March 22, 2016, we entered into a lease (the “Lease”) with Hudson View Building #3, LLC (“the “Landlord”), for office and laboratory space located in Yonkers, New York (the “Leased Premise”). The Leased Premise consists of approximately 8,000 square feet. The Lease has a term of 87 months from the lease commencement date, which is the date upon which the Landlord has substantially completed certain interior leasehold improvements to the Leased Premise. The annual rent of the first year of the lease is approximately $208,000, increasing by 1.5% on each anniversary of the lease commencement date. In the event of a termination of the lease following a default by the Company, the Company will be obligated to pay the sum of the rent payable for the remainder of the lease term. The Company moved into the office on May 30, 2017. The Company began paying the monthly rent during the quarter ended September 30, 2017. On March 31, 2018, we entered into a lease amendment agreement with the Landlord. Which resulted in abatement of rent for the period from October 2017 through March 2018, and the expiration date of the Lease was extended to March 31, 2025.

In connection with this lease, we obtained an Irrevocable Standby Letter of Credit (the “Letter of Credit”) from Chase Bank for a sum not exceeding $150,000. The Company has deposited this amount with Chase Bank as collateral for the Letter of Credit and recorded the amount as restricted cash and long-term deposits in the consolidated balance sheets. During the year ended December 31, 2017, $100,000 restricted cash was released to the Company.

As of June 30, 2018, contractual minimal lease payments are as follows (in thousands):

2018	$105
2019	212
2020	215
2021	219
2022	222
Thereafter	511
Total	$1,484

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer, and our Principal Financial and Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended June 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

alpha-En Corporation

Date: August 10, 2018

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Executive Chairman and Treasurer

Date: August 10, 2018

By:	/s/ Sam Pitroda
Sam Pitroda
Chief Executive Officer (principal executive officer)

Date: August 10, 2018

By:	/s/ Nathan J. Wasserman
Nathan J. Wasserman
Chief Financial Officer (principal financial and accounting officer)

