Form 10-Q
period 2018-09-30
alpha-En Corp
filed 2018-11-14
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2018

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 13, 2018, there were 39,044,589 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHA-EN CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash	$1,064	$562
Restricted cash	15	15
Total current assets	1,079	577

Long-term deposit	35	35
Property and equipment, net	665	501
Total assets	$1,779	$1,113

LIABILITIES AND STOCKHOLDERS’ DEFICIT AND TEMPORARY EQUITY
Current liabilities
Accounts payable and accrued expenses	$617	$1,103
Advances from related parties	36	308
Current portion of deferred rent	9	-
Total current liabilities	662	1,411

Deferred rent	109	-

Total liabilities	771	1,411

Preferred stock par value $0.01: 5,000,000 shares authorized; 4,105 shares and 1,935 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively; aggregate liquidation preference of $4,105 and $1,935 as of September 30, 2018 and December 31, 2017, respectively	4,105	1,935

COMMITMENTS AND CONTINGENCIES

Stockholders’ deficit:
Class B common stock no par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.01: 57,000,000 shares authorized; 39,044,589 shares and 33,350,506 shares issued and 38,329,839 shares and 32,635,756 shares outstanding at September 30, 2018 and December 31, 2017, respectively	390	334
Additional paid-in capital	21,301	18,482
Treasury stock at cost: 714,750 shares as of September 30, 2018 and December 31, 2017	(69)	(69)
Accumulated deficit	(24,719)	(20,276)
Stockholders’ deficit attributed to alpha-En Corporation stockholders	(3,097)	(1,529)
Non-controlling interest	-	(704)
Total stockholders’ deficit	(3,097)	(2,233)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT AND TEMPORARY EQUITY	$1,779	$1,113

See notes to condensed financial statements.

ALPHA-EN CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses
General and administrative	$1,213	$1,751	$3,396	$3,188
Legal and professional fees	103	135	364	390
Research and development (includes stock based compensation of $(28) and $(245) for the three and nine months ended September 30, 2018, and $243 and $783 for the three and nine months ended September 30, 2017, respectively. See Note 7)	372	473	837	1,093
Total operating expenses	1,688	2,359	4,597	4,671

Other income (loss)
Loss on extinguishment of accounts payable	-	(82)	-	(82)
Other expenses	(2)	-	(2)	-
Interest income	1	1	1	1
Total other loss	(1)	(81)	(1)	(81)
Net loss	(1,689)	(2,440)	(4,598)	(4,752)
Less: net loss attributable to non-controlling interest	-	(125)	(155)	(250)
Net loss attributable to controlling interest	(1,689)	(2,315)	(4,443)	(4,502)
Less: Dividends accrued on preferred stock	(100)	(46)	(275)	(68)
Less: Deemed dividend on Series A preferred stock	-	-	(687)	(649)
Less: Deemed dividend - beneficial conversion feature on preferred stock	-	-	(956)	(807)
Net loss attributable to alpha-En Corporation common stockholders	$(1,789)	$(2,361)	$(6,361)	$(6,026)

Net loss per share attributable to alpha-En Corporation common stockholders
Basic and diluted	$(0.05)	$(0.07)	$(0.18)	$(0.18)

Weighted average shares outstanding:
Basic and diluted	35,890,676	33,337,722	35,693,698	33,300,837

See notes to condensed financial statements.

ALPHA-EN CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(in thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Deficit
Balance at December 31, 2017	33,350,506	$334	$18,482	714,750	$(69)	$(20,276)	$(704)	$(2,233)
Stock based compensation	-	-	1,932	-	-	-	-	1,932
Shares issued for acquiring ownership of subsidiary	3,018,190	30	(889)	-	-	-	859	-
Issuance of common stock for cash in a private placement	1,534,433	15	1,785	-	-	-	-	1,800
Preferred stock converted to common stock	31,460	-	55	-	-	-	-	55
Options exercised for cash	110,000	1	21	-	-	-	-	22
Warrants exercised for cash	1,000,000	10	190	-	-	-	-	200
Issuance of warrants to purchase common stock associated with preferred stock offering	-	-	687	-	-	-	-	687
Deemed dividend on Series A preferred stock	-	-	(687)	-	-	-	-	(687)
Beneficial conversion feature of Series A preferred stock	-	-	956	-	-	-	-	956
Deemed dividends related to beneficial conversion feature of Series A preferred stock	-	-	(956)	-	-	-	-	(956)
Accrued Series A dividends	-	-	(275)	-	-	-	-	(275)
Net loss	-	-	-	-	-	(4,443)	(155)	(4,598)
Balance at September 30, 2018	39,044,589	$390	$21,301	714,750	$(69)	$(24,719)	$-	$(3,097)

See notes to condensed financial statements.

ALPHA-EN CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(4,598)	$(4,752)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83	41
Stock-based compensation	1,932	2,706
Warrant issued for services	-	249
Loss on extinguishment of accounts payable	-	82
Changes in operating assets and liabilities of business, net of acquisitions:
Prepaid expenses	-	2
Accounts payable and accrued expenses	(553)	62
Deferred rent	118	-
Net cash used in operating activities	(3,018)	(1,610)

Cash flows from investing activities
Release of restricted cash and long term deposit	-	100
Purchase of fixed assets	(180)	(25)
Net cash (used in) provided by investing activities	(180)	75

Cash flows from financing activities
Proceeds from issuance of preferred stock and warrants	1,700	1,670
Proceeds from issuance of common stock in a private placement	1,800	-
Options exercised for cash	22	-
Warrants exercised for cash	200	-
Advances from related parties	-	150
Repayments of advances from related parties	(22)	(42)
Net cash provided by financing activities	3,700	1,778

Net increase in cash	502	243
Cash and restricted cash at beginning of period	562	442
Cash and restricted cash at end of period	$1,064	$685

Non cash financing and investing activities:
Beneficial conversion feature of Series A preferred stock	$956	$807
Deemed dividends related to beneficial conversion feature of Series A preferred stock	$(956)	$(807)
Issuance of warrants in preferred stock offering	$687	$649
Deemed dividend on Series A preferred stock	$(687)	$(649)
Accrued Series A dividends	$(275)	$(68)
Conversion of advances from related parties to preferred stock	$250	$150
Common stock and warrants issued for extinguishment of accounts payable	$-	$192
Preferred stock converted to common stock	$55	$-
Purchases of fixed assets in accounts payable	$67	$-
Forgiveness of the lease payments	$104	$-

See notes to condensed financial statements.

Note 1 - Organization and Operations

alpha-En Corporation (the “Company”) was incorporated in Delaware on March 7, 1997.

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

Ownership of Subsidiary

In September 2014, alpha-En Corporation formed Clean Lithium Corporation (“CLC”) under the laws of New York State as a wholly owned subsidiary with a nominal share capital of $100,000. From 2014 to 2016, the Company sold 9.05% or 905,000 of CLC’s shares to minority equity holders. Effective as of June 14, 2018, the Company completed the purchase all of the outstanding shares of CLC such that CLC became a wholly-owned subsidiary of the Company and was immediately thereafter merged with and into the Company, with the Company surviving. In connection with this transaction, the former minority equity holders of CLC prior to the merger received an aggregate total of 3,018,190 shares of common stock of the Company. The Company recorded the acquisition of CLC as a capital transaction.

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

Note 2 - Going Concern and Liquidity

The Company’s condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed financial statements, the Company had an accumulated deficit of approximately $24.7 million at September 30, 2018, a net loss of approximately $4.6 million and approximately $3.0 million net cash used in operating activities for the nine months ended September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The condensed financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The condensed consolidated balance at December 31, 2017 was derived from audited annual financial statements but do not contain all of the footnote disclosures from the annual financial statements. The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments (consisting of normal recurring adjustments unless otherwise indicated) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.

Certain information in footnote disclosures normally included in the financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations for interim reporting. The financial results for the periods presented may not be indicative of the full year’s results.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed on April 2, 2018.

Use of Estimates

The Company’s condensed financial statements include certain amounts that are based on management’s best estimates and judgments. The Company’s significant estimates include, but are not limited to, useful lives assigned to long-lived assets, fair value used in estimating the value of warrants, stock-based compensation, accrued expenses and provisions for income taxes. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

Cash

As of September 30, 2018 and December 31, 2017, substantially all of the Company’s cash was held by major financial institutions and the balance at certain times may exceed the maximum amount insured by the Federal Deposits Insurance Corporation. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Property and Equipment

Lab equipment, leasehold improvements and office equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of each asset, generally three to seven years.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value. There were no indicators of impairment for long-lived assets during the nine months ended September 30, 2018.

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

During the nine months ended September 30, 2018, in addition to ongoing efforts at one major research university, the Company entered into additional contracts with a national research lab and another major research university for additional work related to development and scale-up of the Company’s processes. The Company also commenced research and development efforts at the Company’s Yonkers lab facility.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2018 and 2017 are as follows:

	As of September 30,
	2018	2017
Warrants to purchase common stock	4,719,292	4,744,292
Options to purchase common stock	16,024,000	8,880,000
Preferred stock convertible into common stock	2,348,060	-
Total	23,091,352	13,624,292

Non-Controlling Interests

Non-controlling interests in consolidated entities represent the component of equity in consolidated entities held by third parties. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on our balance sheets or statements of operations.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company is still evaluating but does not expect the adoption of this guidance to have a material impact on its condensed Financial Statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company plans to adopt this change in Q1 2019.

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. We are still evaluating but expect the adoption of this pronouncement will eliminate significant fluctuation in stock based compensation expensed in the past due to awards to non-employees.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10 and ASU 2018-11 (collectively, Topic 842). Topic 842 requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. Topic 842 is effective for us in our first quarter of fiscal 2020, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of Topic 842 on our consolidated financial statements. We currently expect that most of our operating lease commitments (see MD&A for commitments) will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of Topic 842, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases which clarifies, corrects or consolidates authoritative guidance issued in ASU 2016-02 and is effective upon adoption of ASU 2016-02. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, which provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. If elected, an entity would recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is still evaluating the method of adopting the standard.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the standard as of January 1, 2018 and adoption did not have a material impact on its condensed statement of cash flows.

Note 4 - Property and Equipment

The components of property and equipment as of September 30, 2018 and December 31, 2017, at cost are (dollars in thousands):

	Useful Life (Years)	September 30, 2018	December 31, 2017
Lab equipment	3	$415	$173
Office furniture and equipment	3	31	31
Leasehold improvement	7	379	374
Gross property and equipment		825	578
Less: Accumulated depreciation and amortization		(160)	(77)
Property and equipment, net		$665	$501

The Company’s depreciation and amortization expense for the three and nine months ended September 30, 2018 was $32,000 and $83,000, and $24,000 and $41,000 for the three and nine months ended September 30, 2017, respectively.

Note 5 - Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

As of September 30, 2018 and December 31, 2017, the outstanding amounts of the advances from related parties was approximately $36,000 and $308,000, respectively. During the nine months ended September 30, 2018, the Company repaid $15,000 in advances to Jerome Feldman and $7,000 to Steven Fludder and $250,000 was converted into preferred stock. See Note 6 for more details on advances converted to preferred stock.

Employment Agreement with Chief Executive Officer

On November 11, 2017, the Company appointed Sam Pitroda to serve as the Company’s new Chief Executive Officer. Since that time, Mr. Pitroda has served as CEO without an employment agreement. The Company and Mr. Pitroda are in discussions to finalize the terms of the employment agreement, although there can be no assurances that an agreement will be reached. On May 31, 2018, the board of directors approved to grant Mr. Pitroda an option to purchase 7,000,000 shares of the Company’s common stock at an exercise price of $2.08 per share. The option expires seven years from the option grant date. The stock subject to the option will vest upon the earlier to occur of (1) the five-year anniversary of the option grant date or (2) the achievement of certain stock price and volume milestones, which are as follows:

	For 20 consecutive business	Total option shares that
Common stock price	days, with average daily	become vested on satisfaction
closes at or above	volumn in excess of	of conditions
$3.00	20,000	2,000,000 (28.5%)
$6.00	40,000	4,000,000 (51.7%)
$11.00	60,000	7,000,000 (100.0%)

The total fair value of this option award on the grant date was approximately $7.6 million. The fair value of the option award was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 2.7%, volatility – 78.0%, expected term – 4 years and dividends– N/A. The Company will amortize the option over its service period of 4.09 years which was derived from a Monte Carlo simulation. Stock-based compensation expense for this option recognized for the three and nine months ended September 30, 2018 was $466,000 and $622,000, respectively.

On September 1 2017, Steven Fludder, former CEO, resigned from the Company. On June 22, 2018, the Company vested 150,000 stock options that would have been forfeited. The Company recorded additional stock compensation expense of $210,000 related to this stock option modification.

Note 6 - Temporary Equity

The following table summarizes the Company’s Series A Preferred Stock activities for the nine months ended September 30, 2018 (dollars in thousands):

	Series A Preferred Stock
	Shares	Amount
Total temporary equity as of December 31, 2017	1,935	$1,935
Sale of Series A preferred stock	1,700	1,700
Conversion of advances into preferred stock	250	250
Preferred stock converted to common stock	(55)	(55)
Beneficial conversion feature of Series A preferred stock	-	(956)
Deemed dividends related to beneficial conversion feature of Series A preferred stock	-	956
Accrued Series A dividends	275	275
Deemed dividend on Series A preferred stock	-	687
Fair Value of common stock warrant issued with Series A preferred stock	-	(687)
Total temporary equity as of September 30, 2018	4,105	$4,105

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

During nine months ended September 30, 2018, there were 55 shares of preferred stock converted into 31,460 shares of common stock. As of September 30, 2018, the dividends accrued and outstanding were $385,000 and reflected in carrying value of temporary equity.

Note 7 - Stockholders’ (Deficit) Equity

Common Stock

On March 21, 2018, the Company entered into a private placement offering with an investor and issued 826,446 shares of its common stock for $1.0 million. In addition, the Company granted this investor the non-exclusive rights to distribute its product in China for a period of two years. In connection with this private placement, the Company issued 41,322 shares of common stock to an investor as a finder’s fee.

On August 23, 2018, the Company entered into a private placement offering with three investors and issued 666,665 shares of its common stock for $800,000.

Stock Options

The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin for “plain vanilla” options. The expected term for stock options granted with performance and/or market conditions represents the period estimated by management by which the performance conditions will be met. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. The grant date fair value of stock options granted during the nine months ended September 30, 2018 and 2017 was $8.4 million and $4.6 million, respectively. The fair value of options granted during the nine months ended September 30, 2018 and 2017 were estimated using the following weighted-average assumptions:

	For the Nine Months Ended September 30,
	2018	2017
Exercise price	$2.05	$1.85
Expected stock price volatility	78%	79%
Risk-free rate of interest	2.68%	1.61%
Term (years)	4.0	3.1

A summary of option activity under the Company’s employee stock option plan for the nine months ended September 30, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	5,669,000	$1.48	$7,793,000	4.3
Employee options granted	7,610,000	2.06	19,000	6.5
Exercised	(100,000)	0.20	152,000	-
Expired	(250,000)	0.10	443,000	-
Outstanding as of September 30, 2018	12,929,000	$1.85	$1,649,000	5.4
Options vested and expected to vest as of September 30, 2018	12,929,000	$1.85	$1,649,000	5.4
Options vested and exercisable as of September 30, 2018	3,336,500	$1.51	$1,185,000	3.9

Estimated future stock-based compensation expense relating to unvested employee stock options is approximately $8.3 million as of September 30, 2018 and will be amortized over 4.0 years.

A summary of activity of options granted to non-employees for the nine months ended September 30, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	3,205,000	$0.40	$7,847,000	2.4
Non-employee options granted	200,000	1.64	22,000	4.0
Exercised	(10,000)	0.20	22,000	-
Expired	(300,000)	0.15	491,000	-
Outstanding as of September 30, 2018	3,095,000	$0.51	$3,767,000	2.0
Options vested and expected to vest as of September 30, 2018	3,095,000	$0.51	$3,767,000	2.0
Options vested and exercisable as of September 30, 2018	2,582,500	$0.47	$3,223,000	1.9

Warrants

A summary of the status of the Company’s outstanding warrants as of September 30, 2018 and changes during the nine months then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2017	4,744,292	$1.24	$7,884,000	3.6
Issued	975,000	2.00	-	4.4
Exercised	(1,000,000)	0.20	1,680,000	-
Outstanding as of September 30, 2018	4,719,292	$1.62	$1,830,000	3.3
Warrants exercisable as of September 30, 2018	4,469,292	$1.64	$1,705,000	3.2

Stock-based Compensation Expense

Stock-based compensation expense for the nine months ended September 30, 2018 and 2017 was comprised of the following (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Employee stock option awards	$862	$1,367	$2,250	$1,723
Non-employee option awards	(22)	273	(318)	983
Total compensation expense	$840	$1,640	$1,932	$2,706

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. Forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions to future periods. Forward-looking statements are not based on historical facts but rather represent current expectations and assumptions. Forward-looking statements include statements we make about matters such as: future revenues; future industry conditions; future changes in our capacity and operations; research and development and capital expenditures and their impact on us; business process, rationalization, investment, operational, tax, financial and capital projects and initiatives; contingencies; changes in the regulatory environment; future capital raising activities and future working capital, costs, revenues, business opportunities, cash flows, margins, earnings and growth.

Forward-looking statements relate to the future and are subject to many risks, assumptions and uncertainties, including those risks set forth in this report and as described in Part I, Item IA Risk Factors of our Annual Report on Form 10-K for our prior fiscal year ended December 31, 2017. Although we believe the expectations reflected in the forward-looking statements are reasonable, actual results, developments and business decisions could differ materially from those contemplated by such forward-looking statements. The environment for which we operate in is highly competitive and rapidly changing and it is not possible for our management to predict all risks, as new risks emerge from time to time.

While no list of uncertainties could be complete, some factors that could cause actual results to differ materially from those in the forward-looking statements include the following, without limitation: current and future business and economic uncertainties may adversely affect our ability to generate revenues, profitability and financial condition; changes in the energy storage and battery markets could adversely affect our ability to compete and or to successfully commercialize products acceptable to the market; our business, financial condition and results of operations could be adversely affected by new government regulations; potential inability to attract and retain skilled personnel, could harm our business; we may pursue strategic opportunities which could result in operating difficulties or dilution; assertions of claims, lawsuits and proceedings against us could harm our business, results of operations and reputation; and our potential inability to raise capital when and if needed.

All subsequent written and oral forward-looking statements by or attributable to us or persons acting on our behalf are expressly qualified in their entirely by these factors. We undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future developments or otherwise, except as may be required by law.

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

During the nine months ended September 30, 2018, in addition to ongoing efforts at one major research university, we entered into additional contracts with a national research lab and another major research university for additional work related to development and scale-up of our processes. We also commenced research and development efforts at our Yonkers lab facility.

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

General and administrative expenses were approximately $1.2 million for the three months ended September 30, 2018 as compared to approximately $1.8 million for the three months ended September 30, 2017. The decrease in general and administrative expenses mostly relates to stock-based compensation and warrants issued for services which were approximately $869,000 and $1.5 million for the three months ended September 30, 2018 and 2017, respectively.

Legal and professional fees were approximately $103,000 for the three months ended September 30, 2018 as compared to approximately $135,000 for the three months ended September 30, 2017.

Research and development expenses were approximately $372,000 for the three months ended September 30, 2018 as compared to approximately $473,000 for the three months ended September 30, 2017. During the three months ended September 30, 2018, in addition to ongoing efforts at two major research universities, we also increased our research and development efforts at our Yonkers lab facility. These initiatives resulted in research and development expenses of $79,000 and stock-based compensation income of $28,000 during the three months ended September 30, 2018.

Net loss attributable to non-controlling interest was $0 for the three months ended September 30, 2018 as compared to net loss attributable to non-controlling interest of approximately $125,000 for the three months ended September 30, 2017, with such change resulting from our purchase of all of the outstanding shares of our former subsidiary, CLC. See Note 1 to the financial statements for more detail regarding CLC.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

General and administrative expenses were approximately $3.4 million for the nine months ended September 30, 2018 as compared to approximately $3.2 million for the nine months ended September 30, 2017. The increase in general and administrative expenses mostly relates to an increase in payroll cost of $203,000 as compared to the prior period.

Legal and professional fees were approximately $364,000 for the nine months ended September 30, 2018 as compared to approximately $390,000 for the nine months ended September 30, 2017.

Research and development expenses amounted to $837,000 for the nine months ended September 30, 2018 as compared to approximately $1.1 million for the nine months ended September 30, 2017. The decrease in research and development expenses mostly relates to fair value change of non-employee stock-based compensation which resulted in income of $245,000 and expense of $783,000 for the nine months ended September 30, 2018 and 2017, respectively offset by additional contracts entered into with a national research lab and another major research university for additional work related to development and scale-up of our processes. The Company also commenced research and development efforts at the Company’s Yonkers lab facility, which is now fully operational. The lab has added scientific staff and equipment to analyze lithium and lithium anodes produced through our proprietary processes. This testing allows the Company to further refine its processes, to demonstrate the properties of its lithium in potential battery configurations and to develop data for use with potential commercial partners.

Net loss attributable to non-controlling interest was approximately $155,000 for the nine months ended September 30, 2018 as compared to net loss attributable to non-controlling interest of approximately $250,000 for the nine months ended September 30, 2017.

Going Concern

The Company’s condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed financial statements, the Company had an accumulated deficit of approximately $24.7 million at September 30, 2018, a net loss of approximately $4.6 million and approximately $3.0 million net cash used in operating activities for the nine months ended September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The condensed financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Liquidity and Capital Resources

Restricted cash and long-term deposits at September 30, 2018 includes $50,000 of cash deposited with Chase Bank (“Chase”) as collateral for an irrevocable standby letter of credit associated our Yonkers office lease.

As of September 30, 2018, we had an accumulated deficit of approximately $24.7 million and working capital of approximately $417,000.

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

On March 21, 2018, the Company entered into a private placement offering with an investor and issued 826,446 shares of its common stock for $1.0 million. In connection with this private placement, the Company issued 41,322 shares of common stock to a third party as a finder’s fee.

On August 23, 2018, the Company entered into a private placement offering with three investors and issued 666,665 shares of its common stock for $800,000.

We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans and investments from officers, directors and stockholders, until we begin to generate cash flows from operations.

The table below sets forth selected cash flow data for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(3,018)	$(1,610)
Net cash (used in) provided by investing activities	(180)	75
Net cash provided by financing activities	3,700	1,778
Net increase in cash and cash equivalents	$502	$243

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

Off Balance Sheet Arrangements

As of the date of this report, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

In connection with this lease, we obtained an Irrevocable Standby Letter of Credit (the “Letter of Credit”) from Chase Bank for a sum not exceeding $150,000. The Company has deposited this amount with Chase Bank as collateral for the Letter of Credit and recorded the amount as restricted cash and long-term deposits in the balance sheets. During the year ended December 31, 2017, $100,000 restricted cash was released to the Company.

As of September 30, 2018, contractual minimal lease payments are as follows (in thousands):

2018	$53
2019	212
2020	215
2021	219
2022	222
Thereafter	511
Total	$1,432

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer, and our Principal Financial and Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

During 2018, we, together with our independent registered public accounting firm, identified material weaknesses in our internal control over financial reporting, as described below. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses in internal control over financial reporting resulted from operating deficiencies which are listed below. To remediate the material weaknesses, we are initiating controls and procedures to formally monitor new transactions and events that change our business so that we consider material impacts to our financial statements, including proper recording and disclosure of those transactions or events as well as documenting the related significant estimates and judgments made by management.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended September 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 23, 2018, the Company entered into a private placement offering with three accredited investors and issued 666,665 shares of its common stock for total aggregate consideration of $800,000. The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

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

alpha-En Corporation

Date: November 14, 2018

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Executive Chairman and Treasurer

Date: November 14, 2018

By:	/s/ Sam Pitroda
Sam Pitroda
Chief Executive Officer (principal executive officer)

Date: November 14, 2018

By:	/s/ Nathan J. Wasserman
Nathan J. Wasserman
Chief Financial Officer (principal financial and accounting officer)

