Form 10-K
period 2018-12-31
alpha-En Corp
filed 2019-04-01
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant, as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $32.9 million, based on the closing bid price of the registrant’s common stock ($1.88 per share) on that date.

As of March 29, 2019, 38,329,799 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Throughout this annual report on Form 10-K, the terms “we,” “us,” “our,” “alpha-En,” and “Company,” refer to alpha-En Corporation and our former subsidiary, Clean Lithium Corporation., unless the context indicates otherwise.

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

During the year ended December 31, 2018, we commenced research and development efforts at our Yonkers lab facility. We also continued efforts at research universities and a national research lab for additional work related to development and scale-up of our processes.

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

We have filed a number of patent applications based on our proprietary room temperature, flexible and energy efficient process. This proprietary process uses lithium carbonate as a feedstock and does not produce chlorine gas as a by-product. These patent applications include:

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

Our patent applications encompass a broad portfolio of products and processes derived from our core lithium production technology, ranging from processes to produce compounds of lithium, battery components and battery technology using our high purity lithium metal products.

In November 2018 the U.S. Patent and Trademark Office issued a Notice of Allowance for our Patent Application No. 15/160,013 - High Purity Lithium and Associated Produces and Processes.

Prior to 2012 we also pursued a strategy of in-licensing. On February 25, 2009, we were granted an exclusive, worldwide, transferable, perpetual license to use certain proprietary technology for the processing of lithium for use in batteries and other fields. Commencing in October 2010, working through a third party, we conducted a series of tests to determine if the process worked and, based on the results, initially believed that the process produced lithium, however it did not prove to be commercially feasible and research and development efforts involving this license were abandoned. In exchange for the license, we had certain financial, share issuance and royalty obligations if certain sale thresholds were met. However, since such thresholds were not met and the technology was not used, we negotiated an amendment and release related to this license, which became effective in January of 2017.

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

Regulation

Lithium metal is classified as a hazardous material, and some of the chemicals we use are also classified as hazardous materials. We are required by law to comply with environmental regulations pertaining to the use, handling, and disposal of lithium metal as well as the other chemicals. Lithium battery chemistries react adversely with water and water vapor, and under certain circumstances can cause fires. As such, lithium based batteries are subject to government regulation in various jurisdictions. We ship out small quantities of lithium metal samples and we conform to the regulatory requirements associated with such transportation.

Employees

As of December 31, 2018, we have eight full-time employees and no part-time employees. We also engage five consultants who work on a part-time basis. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is in good standing. We also occasionally engage consultants on an as-needed basis to supplement existing staff. We also rely on outsourced research and development relationships with a number of academic research institutions as part of our process for developing and validating our core technology.

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

The report of our independent registered public accounting firm with respect to our consolidated financial statements included in this report includes a “going concern” explanatory paragraph. As reflected in the consolidated financial statements, we had an accumulated deficit of approximately $25.6 million and $20.3 million at December 31, 2018 and 2017, a net loss of approximately $5.5 million and $6.9 million, and approximately $3.6 million and $2.0 million net cash used in operating activities for the years ended December 31, 2018 and 2017, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We have generated no revenues from our lithium technology and will not generate any meaningful revenues until after we have successfully commercialized our new proprietary technology to manufacture high purity lithium metal and associated products, of which no assurance can be given. We have continued to incur significant losses and anticipate that we may continue to incur significant losses in 2019 and beyond. There can be no assurance as to whether or when we will generate meaningful revenues or achieve profitable operations.

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

During the preparation of our consolidated financial statements for the year ended December 31, 2018, we and our independent registered public accounting firm identified deficiencies in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. Management determined the control deficiencies constitute material weaknesses in our internal control over financial reporting.

The existence of a material weakness could result in errors in our consolidated financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in the trading price of our stock.

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

Our patent portfolio currently is made up entirely of pending patent applications, with the exception of our Patent Application No. 15/160,013 - High Purity Lithium and Associated Produces and Processes, which received a Notice of Allowance from the U.S. Patent and Trademark Office in November 2018. Although we received this Notice of Allowance, the patent for our Patent Application No. 15/160,013 has not yet issued. Any patents that we do obtain may be narrow in scope and thus easily circumvented by competitors. Further, in countries where we do not have granted patents, third parties may be able to make, use or sell products identical to or substantially similar to, our product candidates. The patent application process is expensive and time-consuming, and we may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is possible that defects of form in the preparation or filing of our patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If there are material defects in the form or preparation of our patent applications, such applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, financial condition and operating results.

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

We are dependent on the efforts of our senior executive officers, particularly Jerome I. Feldman, our Executive Chairman and until March 1, 2017, our Chief Financial Officer, Sam Pitroda, our Chief Executive Officer since November 1, 2017, Nathan J. Wasserman, our Chief Financial Officer since March 1, 2017, and Vinder Sokhi, our Chief Operating Officer since May 31, 2018. We do not have key-man life insurance policies on the lives of Messrs. Feldman, Pitroda, Wasserman or Sokhi to compensate us for the loss of such individuals. The loss of the services of any one or more of such persons may have a material adverse effect on our company.

Our future success will depend in large part upon our ability to attract and retain skilled scientific, management, operational and marketing personnel. We face competition for hiring such personnel from other companies, including companies that have greater resources. There can be no assurance that we will be successful in attracting and retaining such personnel.

We rely primarily on internal research and development efforts to bring our products to commercialization, and we may fail to develop our technology on a timely basis or at all.

During the year ended December 31, 2018 we began to scale up our internal research and development efforts at our Yonkers lab, and we intend to rely primarily on internal research and development efforts for the foreseeable future. Research and development activities are inherently uncertain and the results of our in-house research and development may not be successful. We believe that our future success will depend in large part upon our ability to further refine our technology and scale up our technology through in-house research efforts. If we are unable to do so, our business, operating results, financial condition and reputation could be materially harmed.

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

Our directors and executive officers currently beneficially own approximately 54.8 % of our outstanding common stock. Accordingly, through their collective ownership of our outstanding common stock, if they act together, they will be able to control the voting of our shares at all meetings of stockholders and, because the common stock does not have cumulative voting rights, will be able to determine the outcome of the election of all of our directors and determine corporate and stockholder action on other matters.

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

On March 22, 2016, we entered into a lease (the “Lease”) with Hudson View Building #3, LLC (“the “Landlord”), for office and laboratory space located in Yonkers, New York (the “Leased Premise”). The Leased Premise consists of approximately 8,000 square feet. The Lease has a term of 87 months from the lease commencement date, which is the date upon which the Landlord has substantially completed certain interior leasehold improvements to the Leased Premise. The annual rent of the first year of the lease is approximately $208,000, increasing by 1.5% on each anniversary of the lease commencement date. In the event of a termination of the lease following a default by us, we will be obligated to pay the sum of the rent payable for the remainder of the lease term. We moved into the office on May 30, 2017. We began paying the monthly rent during the quarter ended September 30, 2017. On March 31, 2018, we entered into a lease amendment agreement with the Landlord, which resulted in abatement of rent for the period from October 2017 through March 2018, and the expiration date of the Lease was extended to March 31, 2025.

In connection with this lease, we obtained an Irrevocable Standby Letter of Credit (the “Letter of Credit”) from Chase Bank for a sum not exceeding $150,000. We have deposited this amount with Chase Bank as collateral for the Letter of Credit and recorded the amount as restricted cash and long-term deposits in the balance sheets. During the year ended December 31, 2017, $100,000 restricted cash was released to us.

As of December 31, 2018, contractual minimal lease payments are as follows (in thousands):

2019	$212
2020	215
2021	219
2022	222
2023	225
Thereafter	286
Total	$1,379

ITEM 3.	Legal Proceedings

In December 2018 the Company received a letter from an attorney representing a former employee and claiming damages for wrongful termination. The Company is evaluating the merits of these claims.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades under the symbol “ALPE”. The following table sets forth the high and low bid quotations for our common stock on the OTC Markets Pink marketplace for the years ended December 31, 2018 and 2017. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	2018		2017
Quarter	High	Low	High	Low
First	$2.79	$1.45	$2.16	$1.10
Second	2.00	1.45	2.37	1.30
Third	1.88	1.50	2.15	1.57
Fourth	1.70	0.61	4.20	1.95

Holders

We had 129 record holders of our common stock as of March 29, 2019. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

Our Series A Preferred Stock is entitled to accrue cumulative dividends at a rate equal to 10.0% simple interest per annum on the original issue price of $1,000 per share. Accrued dividends will be payable quarterly upon declaration based on a 365-day year and may be paid in cash or in additional shares of Series A Preferred. As of December 31, 2018, the dividends accrued and outstanding on the Series A Preferred totaled $493,000.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not repurchase any shares of our common stock during the year ended December 31, 2018.

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

We have no revenues and our business is in the development stage. During the years ended December 31, 2018 and 2017, our operations primarily included activities related to developing our technology and maintaining our public company status.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue

We had no revenues in either of the years ended December 31, 2018 or 2017 as our business was in the development stage.

Operating Expenses

Operating expenses for the year ended December 31, 2018 were $5.5 million compared to operating expenses of $6.8 million for the year ended December 31, 2017. General and administrative expenses constituted the majority of our operating expense and consisted of $4.2 million for the year ended December 31, 2018 compared to $4.4 million for 2017. This decrease was due to a result of decreased stock-based compensation. Legal and professional fees consisted of $501,000 for the year ended December 31, 2018 compared to $537,000 for 2017. The decrease in legal and professional fees was due to a reduction in accounting and legal service fees incurred in relation to the filing of our annual and quarterly financials. The majority of the remaining operating expenses for each of fiscal years 2018 and 2017 consisted of research and development expenses, totaling $773,000 and $1.9 million, respectively in each year. The decrease in research and development expenses was a result of decreased change in fair value in unvested non-employee awards which was an income of $467,000 for the year ended December 31, 2018 as compared to an expense of $1.4 million for the year ended December 31, 2017. Other increases in research and development expenses resulted from expansion of our Yonkers office and scaling up of our efforts to develop and demonstrate our technology.

Net Loss

Net loss for the year ended December 31, 2018 was $5.5 million compared to a net loss of $6.9 million for the year ended December 31, 2017. Our net loss in 2018 decreased as a result of decreased stock-based compensation totaling $2.3 million in 2018 compared to $4.2 million in 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had an accumulated deficit of approximately $25.6 million and working capital deficit of $70,000, compared to accumulated deficit of approximately $20.3 million and working capital deficit of $834,000 at December 31, 2017. The Company had a net loss of approximately $5.5 million and $6.9 million and approximately $3.6 million and $2.0 million net cash used in operating activities for the years ended December 31, 2018 and 2017, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We are attempting to further develop the intellectual property associated with our core technology; broaden our patent portfolio; scale up our production of various products; and begin generating revenue. However, the Company’s cash position is not sufficient to support our daily operations for the foreseeable future. While we believe in the viability of our strategy to further develop our technology and generate sufficient revenue and in our ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon raising additional funds by way of a public or private offering and on our ability to further develop our technology and generate sufficient revenue.

Cash Flows from Operating Activities - For the years ended December 31, 2018 and 2017, net cash used in operations was $3.6 million and $2.0 million, respectively. The cash used in operating activities for the year ended December 31, 2018 primarily resulted from a net loss of $5.5 million, adjusted for $2.3 million of stock-based compensation, a $605,000 reduction in accounts payable and accrued expenses, and $116,000 of depreciation and amortization. The cash used in operating activities for the year ended December 31, 2017 primarily resulted from a net loss of $6.9 million, adjusted for $4.2 million of stock-based compensation, a $249,000 increase in accounts payable and accrued expenses, and $249,000 of warrants issued for services at fair value.

Cash Flows from Investing Activities - For the year ended December 31, 2018, net cash used in investing activities was approximately $188,000. The cash used in investing activities primarily resulted from our purchase of fixed assets for the year ended December 31, 2018 of $188,000. For the year ended December 31, 2017, net cash provided by investing activities was approximately $25,000. The cash provided by investing activities primarily resulted from our purchase of fixed assets for the year ended December 31, 2017 of $25,000

Cash Flows from Financing Activities – Net cash provided by financing activities for the year ended December 31, 2018 was approximately $3.7 million, which $1.8 million was related to issuance of 1,534,433 shares of common stock and $1.7 million was related to issuance of 1,950 shares of preferred stock and 975,000 warrants. Net cash flows provided by financing activities during the year ended December 31, 2017 was $2.0 million, which $1.7 million was related to issuance of 1,670 shares of preferred stock and 835,000 warrants.

From time to time, stockholders of the Company have advanced funds to us for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. During the year ended December 31, 2018, we repaid $15,000 in advances to Jerome Feldman and $7,000 to Steven Fludder, our former Chief Executive Officer, and $250,000 was converted into preferred stock. As of December 31, 2018 and 2017, the outstanding amount of the advances from related parties was $36,000 and $308,000, respectively.

On February 8, 2018, we entered into a preferred stock purchase agreement with several accredited and institutional investors, pursuant to which the Company agreed to issue and sell in a private placement 1,950 shares of Series A Preferred Stock, as well as 975,000 warrants to purchase the Company’s common stock, at a purchase price of $1,000 per share, for total gross proceeds of up to $1.95 million (including previous advances from related parties). The warrants have a 5-year term and an exercise price of $2.00.

On March 21, 2018, we entered into a private placement offering with an investor and issued 826,446 shares of its common stock for $1.0 million. In addition, we granted this investor the non-exclusive rights to distribute its product in China for a period of two years. In connection with this private placement, we issued 41,322 shares of common stock to an investor as a finder’s fee.

On August 23, 2018, we entered into a private placement offering with three investors and issued 666,665 shares of its common stock for $800,000.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2018 and 2017. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Application of Critical Accounting Policies and Estimates

The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are as follows:

Use of Estimates. Our consolidated financial statements include certain amounts that are based on management’s best estimates and judgments. Significant estimates include, but are not limited to, useful lives assigned to long-lived assets, fair value measurements, stock-based compensation, accrued expenses, provisions for income taxes. Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

Fair Value of Financial Instruments. Our carrying values of cash, accounts payable and accrued expenses and due to related party approximate their fair values because of the short-term maturity of these instruments. During the years ended December 31, 2018 and 2017, we issued 78,000 and 250,000 warrants to a service provider, and the fair value of the warrants were $40,000 and $249,000, respectively.

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

We estimate the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. We account for forfeitures as they occur.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 8.	Financial Statements and Supplementary Data

Our audited financial statements for the years ended December 31, 2018 and 2017 are included as a separate section of this report beginning on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Our management, including our Principal Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the periods covered by this report. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2018 were not effective due to the material weaknesses identified below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2018 and that material weaknesses in internal controls over financial reporting (“ICFR”) existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that as of December 31, 2018 our ICFR were not effective at the reasonable assurance level:

There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements;

●	Insufficient segregation of duties, oversight of work performed and lack of compensating controls in the Company’s finance and accounting functions due to limited personnel;

●	The Company has an ineffective control environment, insufficient documentary evidence of the performance of key application control procedures and missing key application controls over financial reporting.;

●	Inadequate controls surrounding related party transactions, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded;

●	Management has not performed a proper evaluation of 1) the disclosure controls and procedures and 2) internal control over financial reporting; and

●	Inadequate controls over Company arrangements and contract management.

●	The Company’s systems that impact financial information and disclosures have ineffective information technology controls.

Notwithstanding the existence of these material weaknesses in the Company’s internal control over financial reporting, the Company’s management believes that the consolidated financial statements included in this Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Internal Control Remediation Efforts.

Management expects to remediate the material weaknesses identified above as follows:

1.	Management has leveraged and will continue to leverage experienced consultants to assist with ongoing GAAP and U.S. Securities and Exchange Commission compliance requirements. Effective March 1, 2017, Nathan Wasserman was appointed as the Company’s chief financial officer. Additionally, management may further expand the accounting and finance function within the Company by hiring appropriate staff to resolve this material weakness in 2019.

2.	Segregation of duties will be analyzed and adjusted Company-wide as part of the internal controls implementation that is expected to commence in 2019.

3.	Continuing to update the documentation of the Company’s internal control processes, including implementing formal risk assessment processes.

4.	Implementing control activities that address relevant risks and assure that all transactions are subject to such control activities.

5.	Ensuring systems that impact financial information and disclosures have effective information technology controls.

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

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table shows the positions held by our Board of Directors and executive officers, and their ages, as of the date of this Form 10-K:

Name	Age	Position
Jerome I. Feldman	90	Executive Chairman of the Board and Treasurer
Sam Pitroda	77	Chief Executive Officer and Director
Nathan J. Wasserman	71	Chief Financial Officer
George McKeegan	71	Vice President, Secretary, General Counsel and Director
Steven M. Payne	65	Director
Page Feldman	52	Director
Vinder Sokhi	47	Director and Chief Operating Officer
Jim Kilman	57	Director

The background of each of our directors and executive officers are as follows:

Jerome I. Feldman has been our Executive Chairman of the Board since December 2008 (he previously was the Vice Chairman) and our Chief Executive Officer from March 2011 to October 2015, and has been a member of our Board of Directors and our Chief Financial Officer and Treasurer since September 2006. In October 2015, he resigned as our Chief Executive Officer. Mr. Feldman founded GP Strategies Corp., which provides training, engineering and consulting services to the automotive, steel, energy and government industries, in 1959 and served as its Chief Executive Officer from 1959 until April 2005, Chairman of the Board from 1999 until April 2005, and President from 1959 until 2001. He has been Chairman of the Board of Five Star Products, Inc., a paint and hardware distributor, from 1994 until June 2007, a director of GSE Systems, Inc., a leading global provider of real-time simulation and training solution to the power, process, manufacturing and government sectors, from 1994 until August 2015, Chairman of the Board of GSE Systems from 1997 until August 2015, and Chairman of the Board and Chief Executive Officer of National Patent Development Corp. (“NPDC”), which was devoted to searching out new inventions and assisting major corporations in licensing their technologies, from 2004 until June 2007. He was a director of Valera Pharmaceuticals, a specialty pharmaceutical company, from January 2005 until April 2007. Mr. Feldman was also Chairman of the New England Colleges Fund and a Trustee of Northern Westchester Hospital Foundation. He has a B.A. degree from Indiana University and an LLB degree from New York University. During his tenure with the NPDC, they developed the soft contact lense, founded U.S. surgical and a number of other technical developments.

As the Executive Chairman, Mr. Feldman leads the board and guides our company. Mr. Feldman brings extensive industry knowledge to our company and a deep background in technology growth companies.

Sam Pitroda became our Chief Executive Officer on November 1, 2017, and has been a member of our Board of Directors since June 2018. Mr. Pitroda is an information technology and telecommunications inventor and entrepreneur. He was the founder and former Chief Executive Officer of C-Sam, Inc. a provider of mobile wallets and other on-device software, which was founded in 1998 and purchased in 2014 by MasterCard. Earlier in his career Mr. Pitroda also founded a number of other telecommunications companies in India and the U.S. Mr. Pitroda also served as advisor to Prime Minister Indira Gandhi of India on Public Information Infrastructure and Innovation and as a Cabinet Minister under Rajiv Gandhi. Mr. Pitroda has an MS and BS in Physics from Maharaja Sayajai Rao University in India and an M.S. in Electrical Engineering from Illinois Institute of Technology.

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

George McKeegan has been our Vice President or Executive Vice President, Secretary and General Counsel, and a member of our Board of Directors since May 2006. Since 1986, Mr. McKeegan has led Cavanaugh & McKeegan, P.C., a law firm engaged in the general practice of civil law and specializing in litigation and corporate counseling. Prior to that, he served as Vice President at Citibank, N.A. and as an Assistant District Attorney with the New York County District Attorney’s Office. He received a B.A. degree from Fordham College and a J.D. degree from the University of Michigan. Mr. McKeegan’s almost 30 years of working experience in corporate controls and governance makes him well qualified to be a member of our board.

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

Page Feldman has been a member of our Board of Directors since June 2018. Ms. Feldman is an Emmy nominated TV Executive Producer and President of Scoutabout Entertainment, a company she founded in 2016. Her career in entertainment has spanned across feature films, animation, large-scale network TV series, branded content, documentaries, and national commercials. Ms. Feldman worked at Mark Burnett Productions for 12 years on many of Burnett’s marquee programs including: Rock Star, Contender, and The Celebrity Apprentice. She was Executive Producer of “The Celebrity Apprentice” for 10 seasons and was responsible for sales and contracts of the trademark business model of branded integration, brokering over 80 million dollars in sponsorship deals with dozens of corporations. Simultaneous to her Apprentice commitment Ms. Feldman spent four years producing the boxing series “The Contender”, hosted by Sugar Ray Leonard. She is currently producing an Amazon series due to air in spring 2020. Ms. Feldman has a B.S. from Kenyon College.

Vinder Sokhi has been a member of our Board of Directors since June 2018 and has served as our Chief Operating Officer since May 31, 2018. Mr. Sokhi has more than a decade of experience in investments and global finance in addition to being a seasoned entrepreneur having started his own software company after college. His key expertise is in calculating valuation of public companies and has created several models for investment portfolio management. In addition to raising capital for early stage companies such as alpha-En, Mr. Sokhi also advises a family office, directly overseeing the management of a portfolio valued at over $50 million. Mr. Sokhi holds a Bachelor of Engineering in Computer Science from DYP College of Engineering, India.

Jim Kilman has been a member of our Board of Directors since November 2016. Mr. Kilman is Chief Executive Officer of Scarborough, NY-based KielStrand Capital, a family office merchant bank that makes and manages investments, provides advisory services and engages in philanthropic activities. He retired in 2016 as Vice Chairman of Investment Banking at Morgan Stanley, having spent a total of 32 years in senior investment banking roles, including at Goldman Sachs, ABN AMRO and PaineWebber. Mr. Kilman currently serves as a Trustee of the MFS Mutual Funds, a Director of Recombinetics Inc., a Senior Advisor of Burford Capital Ltd., a Board Member of the Hudson Valley Shakespeare Festival and acting Treasurer of the Jacob Burns Film Center. He previously served as a Director of Modular Space Corporation and of Lebenthal Holdings LLC. Mr. Kilman holds an MA and a BA in Economics from Yale University.

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

Committees of the Board

We have established an audit committee. We have not established a compensation committee or nominations and governance committee, and we are not required to do so since our shares are not listed on a national securities exchange.

None of our directors or executive officers or their respective associates or affiliates is indebted to us.

Family Relationships

Page Feldman, one of our Directors, is the daughter of Jerome Feldman, our Executive Chairman of the Board and Treasurer.

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

We believe that all of the officers, directors, and owners of more than ten percent of the outstanding shares of our common stock complied with Section 16(a) of the Exchange Act for the year ended December 31, 2018, except with respect to certain option grants and with respect to a stock issuance made to a director and stockholder which was made in lieu of repayment of a loan to the company.

ITEM 11.	Executive Compensation

Summary Compensation Table

The following table sets forth, for the most recent fiscal year and prior fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our principal executive officer and two other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer at December 31, 2018:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Jerome I. Feldman	2018	$60,000	$-	$-	$60,000
Executive Chairman, Chief Financial Officer and Treasurer	2017	$60,000	$-	$1,043,000	$1,103,000

Sam Pitroda(1)	2018	$-	$-	$7,629,000	$-
Chief Executive Officer and Director	2017	$-	$-	$-	$-

Nathan Wasserman(2)	2018	$60,000	$-	$-	$60,000
Chief Financial Officer	2017	$60,000	$-	$611,000	$671,000

George McKeegan	2018	$12,500	$-	$267,000	$279,500
Vice President, Secretary and General Counsel	2017	$-	$-	$241,000	$241,000

Vinder Sokhi(3)	2018	$15,000	$-	$-	$15,000
Director, Chief Operating Officer	2017	$-	$-	$-	$-

(1)	Mr. Pitroda joined our company on November 1, 2017.
(2)	Mr. Wasserman joined our company on March 1, 2017.
(3)	Mr. Sokhi joined our company on May 31, 2018.

Outstanding Equity Awards at Fiscal Year-End

The following tables summarizes equity awards outstanding at December 31, 2018, for each of the executive officers named in the Summary Compensation Table above:

Outstanding Equity Awards at December 31, 2018

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Jerome I. Feldman	500,000	500,000	$1.95	7/26/2022	-	-

Nathan Wasserman	300,000	200,000	$1.1	1/27/2022	-	-

Sam Pitroda	-	7,000,000	$2.08	5/31/2025	-	-

George McKeegan	300,000	200,000	(1)	(2)	-	-

(1)	250,000 shares of the option have an exercise price of $1.90 and another 250,000 shares of the option have an exercise price of $1.95.
(2)	250,000 shares of the option will expire on 5/31/2023 and another 250,000 shares of the option will expire on 7/26/2022.

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

On February 23, 2017, the Board of Directors of the Company appointed Nathan Wasserman to become Chief Financial Officer of the Company, effective as of March 1, 2017. Pursuant to a term sheet dated February 27, 2017, Mr. Wasserman agreed to serve as the Company’s Chief Financial Officer for an initial term of three years. The Company granted Mr. Wasserman stock options to purchase a total of 500,000 shares of common stock at an exercise price of $1.10 per share, of which 150,000 vested immediately, 150,000 vested in his second year of service and 200,000 will vest in his third year of service. Mr. Wasserman receives a salary of $5,000 per month.

Director Compensation

Directors currently receive no cash compensation for serving on our Board of Directors, other than reimbursement of reasonable expenses for attendance at board meetings. Starting in 2017 our directors began to receive compensation for their services through grants of stock options to purchase common stock. Decisions for issuing Stock option grants as compensation for service on our Board of Directors for the year ending December 31, 2018 have not yet been made. The following table sets forth, for the most recent fiscal year and prior fiscal year, all cash compensation paid, distributed or accrued for services rendered to us:

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Jim Kilman	2018	$-	$-	$-	$-
Director	2017	$-	$-	$1,043,000	$1,043,000

Steven Payne	2018	$-	$-	$-	$-
Director	2017	$-	$-	$522,000	$522,000

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth information, as of March 29, 2019, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of our common stock by each person who is known by the Company to beneficially own more than five percent of the Company’s Common Stock, each of our directors and our named executive officers, and all of our directors and executive officers as a group.

The beneficial ownership of each person was calculated based on 39,044,549 shares of our common stock outstanding as of March 29, 2019 according to the record ownership listings as of that date and the verifications we solicited and received from each director and executive officer. The SEC has defined “beneficial ownership” to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he owns it in the usual sense, but also if he has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes the number of shares that a person has the right to acquire within 60 days of March 29, 2019, pursuant to the exercise of options or warrants or the conversion of notes, debentures or other indebtedness, but excludes stock appreciation rights. Two or more persons might count as beneficial owners of the same share. Unless otherwise noted, the address of the following persons listed below is c/o alpha-En Corporation, 28 Wells Avenue, 2nd Floor, Yonkers, New York, 10701.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name	Position	Shares of Common Stock Beneficially Owned		Percent of Common Stock Beneficially Owned

5% Stockholder:

Michael D. Feldman	Former Chairman and Chief Executive Officer	4,029,500	(8)	10.4%

Directors and Executive Officers:

Jerome I. Feldman	Executive Chairman of the Board and Treasurer	10,705,371	(1)	27.4%

Sam Pitroda	Chief Executive Officer and Director	562,525	(2)	1.4%

George McKeegan	Vice President, Secretary, General Counsel and Director	1,050,000	(3)	2.7%

Nathan J. Wasserman	Chief Financial Officer	520,000	(4)	1.3%

Steven M. Payne	Director	5,642,096	(5)	14.5%

Vinder Sokhi	Director and Chief Operating Officer	1,287,525	(6)	3.3%

Jim Kilman	Director	1,529,632	(7)	3.9%

Page Feldman	Director	102,500		0.3%

All directors and executive officers as a group (8 persons)		21,399,649		54.8%

(1)	Includes currently exercisable stock options to purchase 500,000 shares of our common stock, 129,632 shares of our common stock issuable upon conversion of Series A Preferred stock, and currently exercisable warrants to purchase 100,000 shares of our common stock.

(2)	Includes 312,525 shares of our common stock issuable upon conversion of Series A Preferred stock and currently exercisable warrants to purchase 250,000 shares of our common stock.

(3)	Includes currently exercisable stock options to purchase 300,000 shares of our common stock.

(4)	Includes currently exercisable stock options to purchase 500,000 shares of our common stock.

(5)	Includes currently exercisable stock options to purchase 250,000 shares of our common stock, 129,632 shares of our common stock issuable upon conversion of Series A Preferred stock, and currently exercisable warrants to purchase 100,000 shares of our common stock.

(6)	Includes 28,600 shares of our common stock issuable upon conversion of Series A Preferred stock and currently exercisable warrants to purchase 175,000 shares of our common stock.

(7)	Includes currently exercisable stock options to purchase 500,000 shares of our common stock, 129,632 shares of our common stock issuable upon conversion of Series A Preferred stock, and currently exercisable warrants to purchase 600,000 shares of our common stock.

(8)	Includes currently exercisable stock options to purchase 250,000 shares of our common stock.

Equity Compensation Plan Information

The following tables provides information as of December 31, 2018, with respect to shares of common stock that may be issued upon exercise of outstanding stock options.

Equity Compensation Plan Information as of December 31, 2018

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,724,000	$1.60	9,276,000

Equity compensation plans not approved by security holders	-	$-	-
Total	15,724,000	$1.60	9,276,000

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

From time to time, stockholders of the Company have advanced funds to us for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. During the year ended December 31, 2018, we repaid $15,000 in advances to Jerome Feldman and $7,000 to Steven Fludder, our former Chief Executive Office, and $250,000 was converted into preferred stock. As of December 31, 2018 and 2017, the outstanding amount of the advances from related parties was $36,000 and $308,000, respectively.

On February 8, 2018, we entered into a preferred stock purchase agreement with several accredited and institutional investors, pursuant to which the Company agreed to issue and sell in a private placement 1,950 shares of Series A Preferred Stock, as well as 975,000 warrants to purchase common stock at a purchase price of $1,000 per share, for total gross proceeds of $1.95 million. The warrants have a 5-year term and an exercise price of $2.00. Jerome Feldman, our Executive Chairman and Treasures, invested $100,000, Stephen Payne, Director, invested $100,000, Sam Pitroda, our Chief Executive Officer invested $500,000, and Jim Kilman, Director, invested $100,000 through an affiliate.

On May 17, 2017, we entered into a preferred stock purchase agreement with several accredited and institutional investors and issued 1,820 shares of Series A Preferred Stock and 910,000 warrants to purchase common stock, for total gross proceeds of $1.8 million (including previous advances from related parties). The warrants have a 5-year term and an exercise price of $2.00. Jerome Feldman, our Executive Chairman and Treasures, invested $100,000, Stephen Payne, a Director, invested $100,000, and Jim Kilman, a Director, invested $100,000 through an affiliate.

Director Independence

Our Board of Directors has determined that each of Mr. Kilman and Mr. Payne would be considered an “independent director”. Although we do not have any securities listed on the NASDAQ Stock Market, we have used its independence criteria in making this determination in accordance with applicable SEC rules. Our other three current directors are not “independent” as they are or recently were executive officers of our company.

ITEM 14.	Principal Accountant Fees and Services

We engaged EisnerAmper LLP as our independent registered public accounting firm for the fiscal years ending December 31, 2014, 2015, 2016, 2017 and 2018.

Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements. A total of $120,000 and $114,000 in audit fees were billed by EisnerAmper LLP for the years ended December 31, 2018 and 2017, respectively.

Audit-related Fees

Audit-related fees are fees billed for professional services other than the audit of our financial statements. For the years ended December 31, 2018 and 2017, no audit-related fees were billed by EisnerAmper LLP.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the years ended December 31, 2018 and 2017, no tax fees were billed by EisnerAmper LLP.

All Other Fees

No other fees were billed by our independent registered public accounting firm in 2018 and 2017.

Audit Committee

Mr. Kilman and Mr. Payne serve as the members of our Audit Committee. Our Board of Directors approved the services rendered and fees charged by our independent registered public accounting firm. Our Board of Directors has reviewed and discussed our audited financial statements for the year ended December 31, 2018, with our management. In addition, our Board of Directors has discussed with EisnerAmper LLP, our independent registered public accounting firm, the matters required to be discussed by the Public Accounting Oversight Board’s (“PCAOB”) AS1301 (Communications with Audit Committee). Our Board of Directors also has received the written disclosures as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and our Board of Directors has discussed the independence of EisnerAmper LLP.

Based on our Board of Directors’ review of the matters noted above and its discussions with our independent registered public accounting firm and our management, our Board of Directors approved the audited financial statements included in this Form 10-K for the year ended December 31, 2018.

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

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2018 and 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements; and

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed with the U.S. Securities and Exchange Commission on February 8, 2018.
3.2	Amended and Restated By-Laws, incorporated by reference to Exhibit 3.1 included with current report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 1, 2016.
10.1	Lease Agreement, by and between the Registrant and Hudson View Building #3, LLC, dated March 22, 2016, incorporated by reference to Exhibit 10.1 included with periodic report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 12, 2016.
10.2	Term Sheet relating to an offer of employment, between the Registrant and Nathan J. Wasserman, dated February 27, 2017, incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K filed with the U.S. Securities and Exchange Commission on March 31, 2018.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2019	ALPHA-EN CORPORATION

	By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Executive Chairman and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerome I. Feldman	Executive Chairman and Treasurer	April 1, 2019
Jerome I. Feldman

/s/ Sam Pitroda	Chief Executive Officer and Director	April 1, 2019
Sam Pitroda	(Principal executive officer)

/s/ Nathan J. Wasserman	Chief Financial Officer	April 1, 2019
Nathan J. Wasserman	(Principal financial and accounting officer)

/s/ George McKeegan	Vice President, Secretary, General Counsel	April 1, 2019
George McKeegan	and Director

/s/ Vinder Sokhi	Chief Operating Officer and Director	April 1, 2019
Vinder Sokhi

/s/ Steven M. Payne	Director	April 1, 2019
Steven M. Payne

/s/ Jim Kilman	Director	April 1, 2019
Jim Kilman

/s/ Page Feldman	Director	April 1, 2019
Page Feldman

alpha-En Corporation

December 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

alpha-En Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of alpha-En Corporation (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2018, recurring net losses and net cash used in operating activities for the year then ended. Those factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EISNERAMPER LLP

Iselin, New Jersey

April 1, 2019

ALPHA-EN CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash	$518	$562
Restricted cash	15	15
Total current assets	533	577

Long-term deposit	35	35
Property and equipment, net	632	501
Total assets	$1,200	$1,113

LIABILITIES AND STOCKHOLDERS’ DEFICIT AND TEMPORARY EQUITY
Current liabilities
Accounts payable and accrued expenses	$557	$1,103
Advances from related parties	36	308
Current portion of deferred rent	10	-
Total current liabilities	603	1,411

Deferred rent	105	-

Total liabilities	708	1,411

Preferred stock par value $0.01: 5,000,000 shares authorized; 4,208 shares and 1,935 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively; aggregate liquidation preference of $4,208 and $1,935 as of December 31, 2018 and December 31, 2017, respectively	4,208	1,935

COMMITMENTS AND CONTINGENCIES (Note 9)

Stockholders’ deficit:
Class B common stock no par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.01: 57,000,000 shares authorized; 39,044,549 shares and 33,350,506 shares issued and 38,329,799 shares and 32,635,756 shares outstanding at December 31, 2018 and December 31, 2017, respectively	390	334
Additional paid-in capital	21,586	18,482
Treasury stock at cost: 714,750 shares as of December 31, 2018 and December 31, 2017	(69)	(69)
Accumulated deficit	(25,623)	(20,276)
Stockholders’ deficit attributed to alpha-En Corporation stockholders	(3,716)	(1,529)
Non-controlling interest	-	(704)
Total stockholders’ deficit	(3,716)	(2,233)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT AND TEMPORARY EQUITY	$1,200	$1,113

See accompanying notes to the consolidated financial statements.

ALPHA-EN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2018	2017
Operating expenses
General and administrative	$4,225	$4,367
Legal and professional fees	501	537
Research and development (includes stock based compensation of $(467) for the year ended December 31, 2018, and $1,418 for year ended December 31, 2017, respectively. See Note 7)	773	1,927
Total operating expenses	5,499	6,831

Other income (loss)
Loss on extinguishment of accounts payable	-	(82)
Other expenses	(5)	-
Interest income	2	2
Total other loss	(3)	(80)
Net loss	(5,502)	(6,911)
Less: Net loss attributable to non-controlling interest	(155)	(384)
Net loss attributable to controlling interest	(5,347)	(6,527)
Less: Dividends accrued on preferred stock	(378)	(115)
Less: Deemed dividend on Series A preferred stock	(687)	(649)
Less: Deemed dividend - beneficial conversion feature on preferred stock	(956)	(807)
Net loss attributable to alpha-En Corporation common stockholders	$(7,368)	$(8,098)

Net loss per share attributable to alpha-En Corporation common stockholders
Basic and diluted	$(0.20)	$(0.24)

Weighted average shares outstanding:
Basic and diluted	36,538,284	33,312,970

See accompanying notes to the consolidated financial statements.

ALPHA-EN CORPORATION

CONSOLIDATED STATEMENTS STATEMENT OF STOCKHOLDERS’ DEFICIT

(in thousands, except share and per share data)

								Total
	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Noncontrolling	Stockholders’ Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	(Deficit)
Balance at December 31, 2016	33,282,089	$333	$13,987	714,750	$(69)	$(13,749)	$(320)	$182
Stock based compensation	-	-	4,189	-	-	-	-	4,189
Warrant issued for services	-	-	249	-	-	-	-	249
Common stock and warrants issued for extinguishment of accounts payable	62,417	1	191	-	-	-	-	192
Options exercised for cash	6,000	-	6	-	-	-	-	6
Issuance of warrants to purchase common stock associated with preferred stock offering	-	-	649	-	-	-	-	649
Deemed dividend on Series A preferred stock	-	-	(649)	-	-	-	-	(649)
Beneficial conversion feature of Series A preferred stock	-	-	807	-	-	-	-	807
Deemed dividends related to beneficial conversion feature of Series A preferred stock	-	-	(807)	-	-	-	-	(807)
Vested options exchanged for cash	-	-	(25)	-	-	-	-	(25)
Accrued Series A dividends	-	-	(115)	-	-	-	-	(115)
Net loss	-	-	-	-	-	(6,527)	(384)	(6,911)
Balance at December 31, 2017	33,350,506	$334	$18,482	714,750	$(69)	$(20,276)	$(704)	$(2,233)
Stock based compensation	-	-	2,280	-	-	-	-	2,280
Shares issued for acquiring ownership of subsidiary	3,018,150	30	(889)	-	-	-	859	-
Warrant issued for services	-	-	40	-	-	-	-	40
Issuance of common stock for cash in private placements	1,534,433	15	1,785	-	-	-	-	1,800
Preferred stock converted to common stock	31,460	-	55	-	-	-	-	55
Options exercised for cash	110,000	1	21	-	-	-	-	22
Warrants exercised for cash	1,000,000	10	190	-	-	-	-	200
Issuance of warrants to purchase common stock associated with preferred stock offering	-	-	687	-	-	-	-	687
Deemed dividend on Series A preferred stock	-	-	(687)	-	-	-	-	(687)
Beneficial conversion feature of Series A preferred stock	-	-	956	-	-	-	-	956
Deemed dividends related to beneficial conversion feature of Series A preferred stock	-	-	(956)	-	-	-	-	(956)
Accrued Series A dividends	-	-	(378)	-	-	-	-	(378)
Net loss	-	-	-	-	-	(5,347)	(155)	(5,502)
Balance at December 31, 2018	39,044,549	$390	$21,586	714,750	$(69)	$(25,623)	$-	$(3,716)

See accompanying notes to the consolidated financial statements.

ALPHA-EN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2018	2017
Cash flows from operating activities
Net loss	$(5,502)	$(6,911)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116	65
Stock-based compensation	2,280	4,189
Warrant issued for services	40	249
Loss on extinguishment of accounts payable	-	82
Changes in operating assets and liabilities of business, net of acquisitions:
Prepaid expenses	-	91
Accounts payable and accrued expenses	(605)	249
Deferred rent	115	-
Net cash used in operating activities	(3,556)	(1,986)

Cash flows from investing activities
Purchase of fixed assets	(188)	(25)
Net cash used in investing activities	(188)	(25)

Cash flows from financing activities
Proceeds from issuance of preferred stock and warrants	1,700	1,670
Proceeds from issuance of common stock in private placements	1,800	-
Options exercised for cash	22	6
Vested options exchanged for cash	-	(25)
Warrants exercised for cash	200	-
Advances from related parties	-	412
Repayments of advances from related parties	(22)	(32)
Net cash provided by financing activities	3,700	2,031

Net (decrease) increase in cash	(44)	20
Cash and restricted cash at beginning of period	612	592
Cash and restricted cash at end of period	$568	$612

Non cash financing and investing activities:
Beneficial conversion feature of Series A preferred stock and deemed dividends related to beneficial conversion feature of Series A preferred stock	$(956)	$(807)
Issuance of warrants in preferred stock offering and deemed dividend on Series A preferred stock	$(687)	$(649)
Accrued Series A dividends	$(378)	$(115)
Conversion of advances from related parties to preferred stock	$250	$150
Common stock and warrants issued for extinguishment of accounts payable	$-	$192
Preferred stock converted to common stock	$55	$-
Purchase of assets included in accounts payable	$59	$-
Forgiveness of the lease payments	$104	$-
Shares issued for acquiring ownership of subsidiary	$30	$-

See accompanying notes to the consolidated financial statements.

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

Ownership of Subsidiary

In September 2014, alpha-En Corporation formed Clean Lithium Corporation (“CLC”) under the laws of New York State as a wholly owned subsidiary with a nominal share capital of $100,000. From 2014 to 2016, the Company sold 9.05% or 905,000 of CLC’s shares to minority equity holders. Effective as of June 14, 2018, the Company completed the purchase of all of the outstanding shares of CLC such that CLC became a wholly-owned subsidiary of the Company and was immediately thereafter merged with and into the Company, with the Company surviving. In connection with this transaction, the former minority equity holders of CLC prior to the merger received an aggregate total of 3,018,150 shares of common stock of the Company. The Company recorded the acquisition of CLC as a capital transaction.

Note 2 - Going Concern and Liquidity

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit of approximately $25.6 million and a negative working capital of $70,000 at December 31, 2018. For the years ending December 31, 2018 and 2017, the Company had a net loss of approximately $5.5 million and $6.9 million, and net cash used in operating activities of approximately $3.6 million and $2.0 million, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 - Significant and Critical Accounting Policies and Practices

Basis of Presentation and Principles of Consolidation

On June 14, 2018, the Company completed the purchase all of the outstanding shares of CLC such that CLC became a wholly-owned subsidiary of the Company and was immediately thereafter merged with and into the Company, with the Company surviving. Accordingly, as of June 14, 2018, the Company no longer has any subsidiaries consolidated in these financial statements.

For the year ended December 31, 2017 and through June 14, 2018, the accompanying consolidated financial statements include the accounts of the Company’s subsidiary. For consolidated entities where the Company owns less than 100% of the subsidiary, the Company records net loss attributable to non-controlling interests in its statements of operations equal to the percentage of the economic or ownership interest retained in such entities by the respective non-controlling parties. All intercompany accounts and transactions have been eliminated in consolidation.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company also measures the fair value of certain assets on a non-recurring basis, generally on an annual basis, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

The carrying amounts of cash, accounts payable and accrued expenses and advances from related parties approximate fair value as these accounts are largely current and short term in nature.

During the years ended December 31, 2018 and 2017, we issued 78,000 and 250,000 warrants to a service provider, and the fair value of the warrants were $40,000 and $249,000, respectively.

Cash

As of December 31, 2018 and 2017, substantially all of the Company’s cash was held by major financial institutions and the balance at certain times may exceed the maximum amount insured by the Federal Deposits Insurance Corporation. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Restricted Cash

The following is a summary of cash and restricted cash total as presented in the statements of cash flows for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018	2017
Cash	$518	$562
Restricted cash	15	15
Long-term deposit	35	35
Total cash and restricted cash	$568	$612

Property and Equipment

Lab equipment and office equipment are recorded at cost and depreciated using the straight-line method over the estimated useful life of each asset, generally three to eight years. Leasehold improvements are amortized over the shorter of the estimated useful lives or the term of the respective leases.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value. There were no indicators of impairment for long-lived assets during the years ended December 31, 2018 and 2017.

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

During the year ended December 31, 2018, the Company commenced and scaled up the efforts at the Company’s Yonkers lab facility. The Company also continued efforts at research universities and a national research lab for additional work related to development and scale-up of the Company’s processes.

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

The Company estimates the fair value of stock options grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The company accounts for forfeitures as incurred.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2018 and 2017 are as follows:

	As of December 31,
	2018	2017
Warrants to purchase common stock	4,797,292	4,744,292
Options to purchase common stock	15,724,000	8,874,000
Preferred stock convertible into common stock	2,406,976	1,106,807
Total	22,928,268	14,725,099

Non-Controlling Interests

Non-controlling interests in consolidated entities represent the component of equity in consolidated entities held by third parties. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on the consolidated balance sheets or statements of operations.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company is still evaluating but does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company will adopt it on January 1, 2019 and expects the adoption of this pronouncement will eliminate significant fluctuation in stock based compensation expensed in the past due to awards to non-employees.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the standard as of January 1, 2018 and adoption had a $150,000 impact of restricted cash and long-term deposit on the cash and restricted cash balance at beginning of period.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. The Company is still finalizing its analysis, but expects to recognize additional operating liabilities of $1.1 million, with corresponding ROU assets of approximately the same amount as of January 1, 2019 based on the present value of the remaining lease payments.

Note 4 - Property and Equipment

The components of property and equipment as of December 31, 2018 and 2017, at cost are (dollars in thousands):

	Useful Life (Years)	December 31, 2018	December 31, 2017
Lab equipment	3	$415	$173
Office furniture and equipment	3	31	31
Leasehold improvement	7	379	374
Gross property and equipment		825	578
Less: Accumulated depreciation and amortization		(193)	(77)
Property and equipment, net		$632	$501

The Company’s depreciation expense for the years ended December 31, 2018 and 2017 was $116,000 and $65,000, respectively.

Note 5 - Related Party Transactions

Advances from Related Parties

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

As of December 31, 2018 and December 31, 2017, the outstanding amounts of the advances from related parties was approximately $36,000 and $308,000, respectively. For the year ended December 31, 2018, the Company repaid $15,000 in advances to Jerome Feldman and $7,000 to Steven Fludder, our former Chief Executive Office, and $250,000 was converted into preferred stock. See Note 6 for more details on advances converted to preferred stock.

Appointment of Chief Financial Officer

On February 23, 2017, the Board of Directors of the Company appointed Nathan Wasserman to become Chief Financial Officer of the Company, effective as of March 1, 2017. Pursuant to a term sheet dated February 27, 2017, Mr. Wasserman agreed to serve as the Company’s Chief Financial Officer for an initial term of three years. The Company granted Mr. Wasserman stock options to purchase a total of 500,000 shares of common stock at an exercise price of $1.10 per share, of which 150,000 vested immediately, 150,000 vested in his second year of service and 200,000 will vest in his third year of service. Mr. Wasserman receives salary of $5,000 per month.

Appointment of Chief Executive Officer

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

Common stock price closes at or above	For 20 consecutive business days, with average daily volumn in excess of	Total option shares that become vested on satisfaction of conditions
$3.00	20,000	2,000,000 (28.5%)
$6.00	40,000	4,000,000 (51.7%)
$11.00	60,000	7,000,000 (100.0%)

The total fair value of this option award on the grant date was approximately $7.6 million. The fair value of the option award was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 2.7%, volatility – 78.0%, expected term – 4 years and dividends– N/A. The Company will amortize the option over its service period of 4.09 years which was derived from a Monte Carlo simulation. Stock-based compensation expense for this option recognized for the year ended December 31, 2018 was $1.1 million.

On February 8, 2018, Sam Pitroda through Pitroda Group LLC invested $500,000 and the Company issued 500 Series A Preferred Stock and 250,000 warrants to purchase the Company’s common stock. The warrants have a 5-year term and an exercise price of $2.00.

On September 1 2017, Steven Fludder, former CEO, resigned from the Company. On June 22, 2018, the Company vested 150,000 stock options that would have been forfeited. The Company recorded additional stock compensation expense of $234,000 related to this stock option modification.

Note 6 - Temporary Equity

Series A Preferred Stock

The following table summarizes the Company’s Series A Preferred Stock activities for the year ended December 31, 2018 (dollars in thousands):

	Series A Preferred Stock
	Shares	Amount
Total temporary equity as of December 31, 2017	1,935	$1,935
Sale of Series A preferred stock	1,700	1,700
Conversion of advances into preferred stock	250	250
Preferred stock converted to common stock	(55)	(55)
Beneficial conversion feature of Series A preferred stock	-	(956)
Deemed dividends related to beneficial conversion feature of Series A preferred stock	-	956
Accrued Series A dividends	378	378
Deemed dividend on Series A preferred stock	-	687
Fair Value of common stock warrant issued with Series A preferred stock	-	(687)
Total temporary equity as of December 31, 2018	4,208	$4,208

The following table summarizes the Company’s Series A Preferred Stock activities for the year ended December 31, 2017 (dollars in thousands):

	Series A Preferred Stock
	Shares	Amount
Total temporary equity as of December 31, 2016	-	$-
Proceeds from sale of Series A preferred stock	1,670	1,670
Conversion of advances into preferred stock	150	150
Beneficial conversion feature of Series A preferred stock	-	(807)
Deemed dividends related to beneficial conversion feature of Series A preferred stock	-	807
Accrued Series A dividends	115	115
Deemed dividend on Series A preferred stock	-	649
Fair Value of common stock warrant issued with Series A preferred stock	-	(649)
Total temporary equity as of December 31, 2017	1,935	$1,935

On February 8, 2018, the Company entered into a preferred stock purchase agreement (“Stock Purchase Agreement”) with several accredited and institutional investors, pursuant to which the Company agreed to issue and sell in a private placement 1,950 shares of Series A Preferred Stock, as well as 975,000 warrants to purchase the Company’s common stock, at a purchase price of $1,000 per share, for total gross proceeds of $1.95 million (including previous advances from related parties). The warrants have a 5-year term and an exercise price of $2.00. Steven M. Payne converted $100,000, Jerome I. Feldman converted $50,000 and Jim Kilman through KielStrand Capital LLC converted $100,000 advances into preferred stock. Sam Pitroda through Pitroda Group LLC invested $500,000 and the Company issued 500 Series A Preferred Stock and 250,000 warrants, which included in the total Preferred Stock and warrant count described above, on the same terms as other accredited and institutional investors.

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

Due to the reduction of allocated proceeds to Series A Preferred, the effective conversion price was approximately $1.13 per share creating a beneficial conversion feature of $956,000 which further reduced the carrying value of the Series A Preferred. Since the conversion option of the Series A Preferred was immediately exercisable, the discounts resulting from the warrants and the beneficial conversion feature were immediately accreted to preferred dividends, resulting in an increase in the carrying value of the Series A Preferred.

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

Due to the reduction of allocated proceeds to Series A Preferred, the effective conversion price was approximately $1.1 per share creating a beneficial conversion feature of $807,000. Since the conversion option of the Series A Preferred was immediately exercisable, the discounts resulting from the warrants and the beneficial conversion feature were immediately accreted to preferred dividends, resulting in an increase in the carrying value of the Series A Preferred.

During the year ended December 31, 2018, there were 55 shares of preferred stock converted into 31,460 shares of common stock. As of December 31, 2018 and 2017, the dividends accrued and outstanding were $378,000 and $115,000, respectively, and reflected in carrying value of temporary equity.

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

Note 7 - Stockholders’ Equity

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

Stock Options

The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin for “plain vanilla” options. The expected term for stock options granted with performance and/or market conditions represents the period estimated by management by which the performance conditions will be met. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. The grant date fair value of stock options granted to employees during years ended December 31, 2018 and 2017 was $8.2 million and $4.3 million, respectively. The fair value of options granted during the years ended December 31, 2018 and 2017 were estimated using the following weighted-average assumptions:

	For the Years Ended December 31,
	2018	2017
Exercise price	$2.05	$1.85
Expected stock price volatility	78%	79%
Risk-free rate of interest	2.68%	1.61%
Term (years)	4.0	3.1

A summary of option activity under the Company’s employee stock option plan for years ended December 31, 2018 and 2017 are presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	1,575,000	$0.50	$1,264,000	4.7
Employee options granted	4,150,000	1.85	4,160,000	4.5
Exercised	(6,000)	1.08	11,000	-
Forfeited	(50,000)	1.85	6,000	-
Outstanding as of December 31, 2017	5,669,000	1.48	7,793,000	4.3
Employee options granted	7,610,000	2.06	-	6.3
Exercised	(100,000)	0.20	152,000	-
Expired	(250,000)	0.10	443,000	-
Forfeited	(300,000)	1.25	-	-
Outstanding as of December 31, 2018	12,629,000	$1.87	$357,000	5.2
Options vested and expected to vest as of December 31, 2018	12,629,000	$1.87	$357,000	5.2
Options vested and exercisable as of December 31, 2018	3,654,000	$1.50	$357,000	3.6

A summary of the activity of options that the Company granted to non-employees for the year ended December 31, 2018 and 2017 are presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	2,955,000	$0.27	$3,053,000	3.2
Non-employee options granted	250,000	1.95	225,000	4.6
Outstanding as of December 31, 2017	3,205,000	0.40	7,847,000	2.4
Non-employee options granted	200,000	1.64	-	3.7
Exercised	(10,000)	0.20	22,000	-
Expired	(300,000)	0.15	491,000	-
Outstanding as of December 31, 2018	3,095,000	$0.51	$1,567,000	1.7
Options vested and expected to vest as of December 31, 2018	3,095,000	$0.51	$1,567,000	1.7
Options vested and exercisable as of December 31, 2018	2,645,000	$0.51	$1,339,000	1.7

Estimated future stock-based compensation expense relating to unvested stock options are approximately $7.5 million and $2.1 million as of December 31, 2018 and 2017, respectively, and will be amortized over the remaining 3.8 years and 2.8 years. Weighted average remaining contractual life of the options is 4.5 years.

Warrants

A summary of the status of the Company’s outstanding warrants as of December 31, 2018 and 2017 and changes during the year then ended are presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	3,271,875	$1.02	$2,000,000	3.9
Issued	1,472,417	1.72	1,666,000	5.0
Outstanding as of December 31, 2017	4,744,292	$1.24	$7,884,000	3.6
Issued	1,053,000	1.98	-	4.2
Exercised	(1,000,000)	0.20	1,680,000	-
Outstanding as of December 31, 2018	4,797,292	$1.62	$340,000	3.1
Warrants exercisable as of December 31, 2018	4,547,292	$1.64	$340,000	3.0

During the year ended December 31, 2018, the Company issued 975,000 warrants to purchase the Company’s common stock, with an exercise price of $2.00, pursuant to a preferred stock purchase agreement with several accredited and institutional investors, and 78,000 warrants with an exercise price of $1.75 to a service provider. The 78,000 warrants were recorded as an advisory fee at a fair value of $40,000. There were 1,000,000 warrants exercised for total proceeds of $200,000 for the year ended December 31, 2018.

During the year ended December 31, 2017, the Company issued 910,000 warrants to purchase the Company’s common stock, with an exercise price of $2.00, pursuant to a preferred stock purchase agreement with several accredited and institutional investors, and 62,417 warrants with a weighted-average exercise price of $1.76 to two service providers in payment of outstanding invoices. The Company also granted 500,000 warrants with an exercise price of $1.20 to a service provider. 250,000 warrants were vested immediately; the other 250,000 warrants will be vested upon performance of the service.

As of December 31, 2018, weighted average remaining contractual life of the warrants is 3.0 years.

Stock-based Compensation Expense

Stock-based compensation expense for the years ended December 31, 2018 and 2017 was comprised of the following (in thousands):

	For the Year Ended December 31,
	2018	2017
Employee stock option awards	$2,852	$2,423
Non-employee option awards	(572)	1,766
Non-employee warrants	40	249
Total compensation expense	$2,320	$4,438

For the year ended December 31, 2018, there were approximately $2.8 million stock-based compensation expense and $467,000 stock-based compensation income included in the general and administrative and research and development expense, compared to $3.0 million and $1.4 million stock-based compensation expenses included in the general and administrative and research and development expense for the year ended December 31, 2017, respectively.

Note 8 - Extinguishment of Accounts Payable

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

Note 9 - Contingencies and Commitments

On March 22, 2016, the Company entered into a lease (the “Lease”) with Hudson View Building #3, LLC (“the “Landlord”), for office and laboratory space located in Yonkers, New York (the “Leased Premise”). The Leased Premise consists of approximately 8,000 square feet. The Lease has a term of 87 months from the lease commencement date, which is the date upon which the Landlord has substantially completed certain interior leasehold improvements to the Leased Premise. The annual rent of the first year of the lease is approximately $208,000, increasing by 1.5% on each anniversary of the lease commencement date. In the event of a termination of the lease following a default by us, the Company will be obligated to pay the sum of the rent payable for the remainder of the lease term. the Company moved into the office on May 30, 2017. The Company began paying the monthly rent during the quarter ended September 30, 2017. On March 31, 2018, the Company entered into a lease amendment agreement with the Landlord, which resulted in abatement of rent for the period from October 2017 through March 2018, and the expiration date of the Lease was extended to March 31, 2025. Therefore, the Company recorded approximately $115,000 deferred rent as of December 31, 2018, which will be amortized over the remaining lease period.

In connection with this lease, the Company obtained an Irrevocable Standby Letter of Credit (the “Letter of Credit”) from Chase Bank for a sum not exceeding $150,000. The Company have deposited this amount with Chase Bank as collateral for the Letter of Credit and recorded the amount as restricted cash and long-term deposits in the balance sheets. During the year ended December 31, 2017, $100,000 restricted cash was released to the Company.

As of December 31, 2018, contractual minimal lease payments are as follows (in thousands):

2019	$212
2020	215
2021	219
2022	222
2023	225
Thereafter	286
Total	$1,379

Note 10 - Deferred Tax Assets and Income Tax Provision

The Company had no income tax expense due to operating loss incurred for the years ended December 31, 2018 and 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which makes broad and complex changes to the U.S. tax code. Certain of these changes may be applicable to the Company, including but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, creating a new limitation on deductible interest expense, eliminating the corporate alternative minimum tax (“AMT”), modifying the rules related to uses and limitations of net operating loss carryforwards generated in tax years ending after December 31, 2017, and changing the rules pertaining to the taxation of profits earned abroad. Changes in tax rates and tax laws are accounted for in the period of enactment. The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, the Company recorded a decrease related to deferred tax assets of $1.4 million exclusive of the corresponding change in the valuation allowance, for the years ended December 31, 2017. Due to the full valuation allowance on the deferred tax assets, there is no net adjustment to deferred tax expense or benefit due to the reduction of the corporate tax rate.

The tax effects of temporary differences and tax losses and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2018 and 2017 are comprised of the following (dollars in thousands):

	As of December 31,
	2018	2017
Deferred tax assets:
Net-operating loss carryforward	$2,811	$1,523
Stock based compensation	2,773	1,752
Other	38	-

Total Deferred Tax Assets	5,622	3,275
Valuation allowance	(5,622)	(3,275)
Deferred Tax Asset, Net of Allowance	$-	$-

The Company has approximately $5.5 million of federal and $3.1 million of state tax Net Operating Losses (“NOLs”) as of December 31, 2017 that will begin to expire in 2037. The 2018 federal NOL carryforwards of $3.0 million are subject to an 80% limitation on future taxable income and will not expire. The state net operating loss carryforwards of $2.0 million, if not utilized, will expire in 2037.

Furthermore, as a result of changes in the ownership of our common stock and changes in our business operations, our ability to use our federal NOLs may be limited under Internal Revenue Code Section 382 and 383. State NOLs are subject to similar limitations in many cases. As a result, our substantial NOLs may not have any value to us.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2018. The valuation allowance increased by approximately $2.3 million and $1.0 million for the years ended as of December 31, 2018 and 2017, respectively.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the years ended December 31,
	2018	2017
Statutory Federal Income Tax Rate	(21.0)%	(34.0)%
State and local taxes, net of Federal tax benefit	(11.7)%	(5.8)%
Federal tax rate change	0.0%	11.9%
Stock based compensation	0.3%	3.0%
Warrant issued for services	0.2%	1.4%
Loss on extinguishment of accounts payable	0.0%	0.5%
Deferred tax rate change	(10.2)%	0.0%
Change in Valuation Allowance	42.4%	23.0%

Income Taxes Provision	0.0%	0.0%

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2018.

The Company is in the process of preparing historical federal and state tax returns. Therefore, the Company’s net operating loss carryovers will not be available to offset future taxable income, if any, until the tax returns are filed.

