Form 10-Q
period 2019-03-31
alpha-En Corp
filed 2019-05-15
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

As of May 15, 2019, there were 38,329,799 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHA-EN CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$318	$518
Restricted cash	-	15
Total current assets	318	533

Long-term deposit	35	35
Property and equipment, net	600	632
Right-of-use assets	878	-
Total assets	$1,831	$1,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT AND TEMPORARY EQUITY
Current liabilities
Accounts payable and accrued expenses	$667	$557
Advances from related parties	86	36
Deposit from investors	100	-
Current portion of deferred rent	-	10
Current portion of operating lease liability	119	-
Total current liabilities	972	603

Deferred rent	-	105
Noncurrent operating lease liability	871	-

Total liabilities	1,843	708

Preferred stock par value $0.01: 5,000,000 shares authorized; 4,313 shares and 4,208 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively; aggregate liquidation preference of $4,313 and $4,208 as of March 31, 2019 and December 31, 2018, respectively	4,313	4,208

COMMITMENTS AND CONTINGENCIES

Stockholders’ deficit:
Class B common stock no par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.01: 57,000,000 shares authorized; 39,044,549 shares issued and 38,329,799 shares outstanding at March 31, 2019 and December 31, 2018	390	390
Additional paid-in capital	22,191	21,586
Treasury stock at cost: 714,750 shares as of March 31, 2019 and December 31, 2018	(69)	(69)
Accumulated deficit	(26,837)	(25,623)
Stockholders’ deficit attributed to alpha-En Corporation stockholders	(4,325)	(3,716)
Total stockholders’ deficit	(4,325)	(3,716)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT AND TEMPORARY EQUITY	$1,831	$1,200

See notes to condensed financial statements.

ALPHA-EN CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Operating expenses
General and administrative	$961	$794
Legal and professional fees	101	141
Research and development (includes stock based compensation of $11 and $(444) for the three months ended March 31, 2019 and 2018, respectively. See Note 7)	149	(274)
Total operating expenses	1,211	661

Other loss
Other expenses	(3)	-
Total other loss	(3)	-
Net loss	(1,214)	(661)
Less: net loss attributable to non-controlling interest	-	(29)
Net loss attributable to controlling interest	(1,214)	(632)
Less: Dividends accrued on preferred stock	(105)	(77)
Less: Deemed dividend on Series A preferred stock	-	(687)
Less: Deemed dividend - beneficial conversion feature on preferred stock	-	(956)
Net loss attributable to alpha-En Corporation common stockholders	$(1,319)	$(2,352)

Net loss per share attributable to alpha-En Corporation common stockholders
Basic and diluted	$(0.03)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	39,044,549	33,358,062

See notes to condensed financial statements.

ALPHA-EN CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(in thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
Balance at December 31, 2018	39,044,549	$390	$21,586	714,750	$(69)	$(25,623)	$(3,716)
Stock based compensation	-	-	710	-	-	-	710
Accrued Series A dividends	-	-	(105)	-	-	-	(105)
Net loss	-	-	-	-	-	(1,214)	(1,214)
Balance at March 31, 2019	39,044,549	$390	$22,191	714,750	$(69)	$(26,837)	$(4,325)

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Deficit
Balance at December 31, 2017	33,350,506	$334	$18,482	714,750	$(69)	$(20,276)	$(704)	$(2,233)
Stock based compensation	-	-	(81)	-	-	-	-	(81)
Options exercised for cash	10,000	-	2	-	-	-	-	2
Issuance of warrants to purchase common stock associated with preferred stock offering	-	-	687	-	-	-	-	687
Deemed dividend on Series A preferred stock	-	-	(687)	-	-	-	-	(687)
Beneficial conversion feature of Series A preferred stock	-	-	956	-	-	-	-	956
Deemed dividends related to beneficial conversion feature of Series A preferred stock	-	-	(956)	-	-	-	-	(956)
Accrued Series A dividends	-	-	(77)	-	-	-	-	(77)
Net loss	-	-	-	-	-	(632)	(29)	(661)
Balance at March 31, 2018	33,360,506	$334	$18,326	714,750	$(69)	$(20,908)	$(733)	$(3,050)

See notes to condensed financial statements.

ALPHA-EN CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(1,214)	$(661)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	24
Stock-based compensation	710	(81)
Amortization of right-of-use assets	25	-
Changes in operating assets and liabilities of business, net of acquisitions:
Prepaid expenses	-	(500)
Operating lease liability	(28)	-
Accounts payable and accrued expenses	110	(143)
Net cash used in operating activities	(365)	(1,361)

Cash flows from investing activities
Purchase of fixed assets	-	(5)
Net cash used in investing activities	-	(5)

Cash flows from financing activities
Proceeds from issuance of preferred stock and warrants	-	1,700
Proceeds from preferred stock and warrants to be issued	100	-
Options exercised for cash	-	2
Advances from related parties	50	-
Repayments of advances from related parties	-	(22)
Net cash provided by financing activities	150	1,680

Net (decrease) increase in cash	(215)	314
Cash and restricted cash at beginning of period	568	612
Cash and restricted cash at end of period	$353	$926

Non cash financing and investing activities:
Beneficial conversion feature of Series A preferred stock and deemed dividends related to beneficial conversion feature of Series A preferred stock	$-	$(956)
Issuance of warrants in preferred stock offering and deemed dividend on Series A preferred stock	$-	$(687)
Accrued Series A dividends	$(105)	$(77)
Conversion of advances from related parties to preferred stock	$-	$250

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

As reflected in the condensed financial statements, the Company had an accumulated deficit of approximately $26.8 million at March 31, 2019, a net loss of approximately $1.2 million and approximately $365,000 net cash used in operating activities for the three months ended March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 - Significant and Critical Accounting Policies and Practices

Basis of Presentation and Principles of Consolidation

The condensed balance at December 31, 2018 was derived from audited annual financial statements but do not contain all of the footnote disclosures from the annual financial statements. The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments (consisting of normal recurring adjustments unless otherwise indicated) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.

Certain information in footnote disclosures normally included in the financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations for interim reporting. The financial results for the periods presented may not be indicative of the full year’s results.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed on April 1, 2019.

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

Restricted Cash

The following is a summary of cash and restricted cash total as presented in the statements of cash flows for as of March 31, 2019 and 2018:

	March 31,
	2019	2018
Cash	$318	$876
Restricted cash	-	15
Long-term deposit	35	35
Total cash and restricted cash	$353	$926

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. Variable lease expenses, if any, are recorded when incurred.

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

Other than above, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the SEC on April 1, 2019.

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2019 and 2018 are as follows:

	As of March 31,
	2019	2018
Warrants to purchase common stock	4,797,292	5,719,292
Options to purchase common stock	14,799,000	8,474,000
Preferred stock convertible into common stock	2,467,036	2,266,264
Total	22,063,328	16,459,556

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not discussed below were assessed and determined to be either not applicable or are expected to have minimal impact on our balance sheets or statements of operations.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (ASU 2017-11). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted this ASU on January 1, 2019 and the adoption did not have a material impact on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. Based on the analysis, on January 1, 2019, the Company recorded right of use assets of approximately $903,000, lease liability of approximately $1.0 million and eliminated deferred rent of approximately $115,000 (See Note 8).

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted this new standard on January 1, 2019 and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

Note 4 - Property and Equipment

The components of property and equipment as of March 31, 2019 and December 31, 2018, at cost are (dollars in thousands):

	Useful Life (Years)	March 31, 2019	December 31, 2018
Lab equipment	3	$415	$415
Office furniture and equipment	3	31	31
Leasehold improvement	7	379	379
Gross property and equipment		825	825
Less: Accumulated depreciation and amortization		(225)	(193)
Property and equipment, net		$600	$632

The Company’s depreciation and amortization expense for the three months ended March 31, 2019 was $32,000, and $24,000 for the three months ended March 31, 2018, respectively.

Note 5 - Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

During the three months ended March 31, 2019, the Company borrowed $50,000 from Steven M. Payne. As of March 31, 2019 and December 31, 2018, the outstanding amounts of the advances from related parties was approximately $86,000 and $36,000, respectively.

Note 6 - Temporary Equity

The following table summarizes the Company’s Series A Preferred Stock activities for the three months ended March 31, 2019 (dollars in thousands):

	Series A Preferred Stock
	Shares	Amount
Total temporary equity as of December 31, 2018	4,208	$4,208
Accrued Series A dividends	105	105
Total temporary equity as of March 31, 2019	4,313	$4,313

As of March 31, 2019, the dividends accrued and outstanding were $593,000 and reflected in carrying value of temporary equity.

Note 7 - Stockholders’ (Deficit) Equity

Stock Options

The Company uses the Black-Scholes model to value stock options which requires certain assumptions. The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin for “plain vanilla” options. The expected term for stock options granted with performance and/or market conditions represents the period estimated by management by which the performance conditions will be met. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. The grant date fair value of stock options granted during the three months ended March 31, 2019 and 2018 was $0 and $11,000, respectively. The fair value of options granted during the three months ended March 31, 2019 and 2018 were estimated using the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2019	2018
Exercise price	-	$1.90
Expected stock price volatility	-	79%
Risk-free rate of interest	-	1.60%
Term (years)	-	3.6

A summary of option activity for employees and nonemployees under the Company’s stock option plan for the three months ended March 31, 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	15,724,000	$1.60	$1,924,000	4.5
Expired	(925,000)	0.92	267,000	-
Outstanding as of March 31, 2019	14,799,000	$1.64	$1,945,000	4.4
Options vested and expected to vest as of March 31, 2019	14,799,000	$1.64	$1,945,000	4.4
Options vested and exercisable as of March 31, 2019	5,574,000	$1.11	$1,683,000	2.5

Estimated future stock-based compensation expense relating to unvested stock options is approximately $6.9 million as of March 31, 2019 and will be amortized over 3.5 years.

Warrants

As of March 31, 2019, the Company had 4,797,292 warrants outstanding and 4,547,292 warrants exercisable to purchase its common stock with a weighted average remaining life of 3.0 years and a weighted average exercise price of $1.62. There was no activity of the Company's warrants during the period ended March 31, 2019.

Stock-based Compensation Expense

For the three months ended March 31, 2019, there were approximately $699,000 and $11,000 stock-based compensation expenses included in the general and administrative and research and development expense, compared to $363,000 stock-based compensation expenses and $444,000 stock-based compensation income included in the general and administrative and research and development expense for the three months ended March 31, 2018, respectively.

Note 8 – Leases

The Company leases office and laboratory space located in Yonkers, New York for its operations, resulting in an operating lease right-of-use asset, an current portion of operating lease liability, and a noncurrent operating lease liability on the balance sheet.

Operating lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expense is comprised of the following (dollars in thousands):

For the Three Months Ended March 31, 2019
Operating leases
Operating lease cost	$51
Total rent expense	$51

Additional information regarding the Company’s leasing activities as a lessee is as follows (dollars in thousands):

For the Three Months Ended March 31, 2019
Operating cash flows from operating leases	$53
Remaining lease term – operating leases	5.8
Weighted-average discount rate – operating leases	10.0%

As of March 31, 2019, contractual minimal lease payments are as follows (in thousands):

2019	$159
2020	215
2021	219
2022	222
2023	225
2024	229
2025	58
Total	1,327
Less present value discount	(337)
Less current portion of operation lease liability	(119)
Non-current operation lease liability	$871

Note 9 - Subsequent Events

On April 9, 2019 the Company entered into a preferred stock purchase agreement (“Stock Purchase Agreement”) with several accredited and institutional investors (including certain executives and members of the Company’s Board of Directors), pursuant to which the Company agreed to issue and sell in a private placement up to 1,500 shares of its newly designated Series B Preferred Stock, par value $0.01 per share (“Series B Preferred”), as well as warrants to purchase the Company’s common stock, par value $0.01 per share (“Common Stock”), at a purchase price of $1,000 per share, for total gross proceeds of up to $1.5 million. The Company has raised $770,000 from the issuance of Series B Preferred Stock through May 14, 2019, including $50,000 advances from related parties and $100,000 deposit from investors converted into Series B Preferred Stock.

On April 8, 2019, in connection with the sale and issuance of the Series B Preferred, the Company filed with the Secretary of State of the State of Delaware a certificate of designation establishing and designating the Series B Preferred and the rights, preferences, privileges and limitations thereof.

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

Forward-looking statements relate to the future and are subject to many risks, assumptions and uncertainties, including those risks set forth in this report and as described in Part I, Item IA Risk Factors of our Annual Report on Form 10-K for our prior fiscal year ended December 31, 2018. Although we believe the expectations reflected in the forward-looking statements are reasonable, actual results, developments and business decisions could differ materially from those contemplated by such forward-looking statements. The environment for which we operate in is highly competitive and rapidly changing and it is not possible for our management to predict all risks, as new risks emerge from time to time.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

General and administrative expenses were approximately $961,000 for the three months ended March 31, 2019 as compared to approximately $794,000 for the three months ended March 31, 2018. The increase in general and administrative expenses mostly relates to stock-based compensation which were approximately $699,000 and $363,000 for the three months ended March 31, 2019 and 2018, respectively.

Legal and professional fees were approximately $101,000 for the three months ended March 31, 2019 as compared to approximately $141,000 for the three months ended March 31, 2018.

Research and development expenses were approximately $149,000 for the three months ended March 31, 2019 as compared to research and development income of approximately $274,000 for the three months ended March 31, 2018. The increase in research and development expenses mostly relates to stock-based expenses of $11,000 and stock-based compensation income of $444,000 during the three months ended March 31, 2019 and 2018, respectively.

Net loss attributable to non-controlling interest was $0 for the three months ended March 31, 2019 as compared to net loss attributable to non-controlling interest of approximately $29,000 for the three months ended March 31, 2018, with such change resulting from our purchase of all of the outstanding shares of our former subsidiary, Clean Lithium Corporation.

Going Concern

The Company’s condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed financial statements, the Company had an accumulated deficit of approximately $26.8 million at March 31, 2019, a net loss of approximately $1.2 million and approximately $365,000 net cash used in operating activities for the three months ended March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

Long-term deposits at March 31, 2019 includes $35,000 of cash deposited with Chase Bank (“Chase”) as collateral for an irrevocable standby letter of credit associated our Yonkers office lease.

As of March 31, 2019, we had an accumulated deficit of approximately $26.8 million and working capital deficit of approximately $654,000.

We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans and investments from officers, directors and stockholders, until we begin to generate cash flows from operations.

The table below sets forth selected cash flow data for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(365)	$(1,361)
Net cash used in investing activities	-	(5)
Net cash provided by financing activities	150	1,680
Net (decrease) increase in cash and cash equivalents	$(215)	$314

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

In connection with this lease, we obtained an Irrevocable Standby Letter of Credit (the “Letter of Credit”) from Chase Bank for a sum not exceeding $150,000. The Company has deposited this amount with Chase Bank as collateral for the Letter of Credit and recorded the amount as restricted cash and long-term deposits in the balance sheets. During the three months ended March 31, 2019, $15,000 restricted cash was released to the Company.

As of March 31, 2019, contractual minimal lease payments are as follows (in thousands):

2019	$159
2020	215
2021	219
2022	222
2023	225
2024	229
2025	58
Total	$1,327

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer, and our Principal Financial and Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

●

The Company has an ineffective control environment, insufficient documentary evidence of the performance of key application control procedures and missing key application controls over financial reporting;

●	Inadequate controls surrounding related party transactions, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded;

●	Management has not performed a proper evaluation of 1) the disclosure controls and procedures and 2) internal control over financial reporting;

●	Inadequate controls over Company arrangements and contract management; and

●	The Company’s systems that impact financial information and disclosures have ineffective information technology controls.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

alpha-En Corporation

Date: May 15, 2019

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Executive Chairman and Treasurer

Date: May 15, 2019

By:	/s/ Sam Pitroda
Sam Pitroda
Chief Executive Officer (principal executive officer)

Date: May 15, 2019

By:	/s/ Nathan J. Wasserman
Nathan J. Wasserman
Chief Financial Officer (principal financial and accounting officer)

