Form 10-Q
period 2019-06-30
alpha-En Corp
filed 2019-08-14
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2019

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
None

As of August 14, 2019, there were 38,329,799 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHA-EN CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash	$763	$518
Restricted cash	-	15
Total current assets	763	533

Long-term deposit	35	35
Property and equipment, net	570	632
Right-of-use assets	851	-
Total assets	$2,219	$1,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT AND TEMPORARY EQUITY
Current liabilities
Accounts payable and accrued expenses	$721	$557
Advances from related parties	36	36
Current portion of deferred rent	-	10
Current portion of operating lease liability	123	-
Total current liabilities	880	603

Deferred rent	-	105
Noncurrent operating lease liability	839	-

Total liabilities	1,719	708

Series A Preferred Stock par value 0.01: 5,000 shares authorized; 4,421 shares and 4,208 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively; aggregate liquidation preference of 4,421 and 4,208 as of June 30, 2019 and December 31, 2018, respectively	4,421	4,208
Series B Preferred Stock par value 0.01: 5,000 shares authorized; 990 shares issued and outstanding as of June 30, 2019; aggregate liquidation preference of 990 as of June 30, 2019	990	-

COMMITMENTS AND CONTINGENCIES

Stockholders’ deficit:
Class B common stock no par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value 0.01: 57,000,000 shares authorized; 39,044,549 shares issued and 38,329,799 shares outstanding at June 30, 2019 and December 31, 2018	390	390
Additional paid-in capital	23,007	21,586
Treasury stock at cost: 714,750 shares as of June 30, 2019 and December 31, 2018	(69)	(69)
Accumulated deficit	(28,239)	(25,623)
Total stockholders’ deficit	(4,911)	(3,716)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT AND TEMPORARY EQUITY	$2,219	$1,200

See notes to condensed financial statements.

ALPHA-EN CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses
General and administrative	$1,183	$1,389	$2,144	$2,183
Legal and professional fees	68	120	169	261
Research and development (includes stock based compensation of $30 and $41 for the three and six months ended June 30, 2019 and $227 and ($217) for the three and six months ended June 30, 2018, respectively. See Note 7)	149	739	298	465
Total operating expenses	1,400	2,248	2,611	2,909

Other income (loss)
Other expenses	(3)	-	(6)	-
Interest income	1	-	1	-
Total other loss	(2)	-	(5)	-
Net loss	(1,402)	(2,248)	(2,616)	(2,909)
Less: net loss attributable to non-controlling interest	-	(126)	-	(155)
Net loss attributable to controlling interest	(1,402)	(2,122)	(2,616)	(2,754)
Less: Dividends accrued on Series A Preferred Stock	(108)	(98)	(213)	(175)
Less: Dividends accrued on Series B Preferred Stock	(20)	-	(20)	-
Less: Deemed dividend on Series A Preferred Stock	-	-	-	(687)
Less: Deemed dividend on Series B Preferred Stock	(214)	-	(214)	-
Less: Deemed dividend - beneficial conversion feature on Series A Preferred Stock	-	-	-	(956)
Less: Deemed dividend - beneficial conversion feature on Series B Preferred Stock	(505)	-	(505)	-
Net loss attributable to alpha-En Corporation common stockholders	$(2,249)	$(2,220)	$(3,568)	$(4,572)

Net loss per share attributable to alpha-En Corporation common stockholders
Basic and diluted	$(0.06)	$(0.06)	$(0.09)	$(0.13)

Weighted average shares outstanding:
Basic and diluted	39,044,549	35,080,677	39,044,549	34,229,156

See notes to condensed financial statements.

ALPHA-EN CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

For the Three and Six Months Ended June 30, 2019

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
Balance at December 31, 2018	39,044,549	$390	$21,586	714,750	$(69)	$(25,623)	$(3,716)
Stock based compensation	-	-	710	-	-	-	710
Accrued Series A Preferred Stock dividends	-	-	(105)	-	-	-	(105)
Net loss	-	-	-	-	-	(1,214)	(1,214)
Balance at March 31, 2019	39,044,549	$390	$22,191	714,750	$(69)	$(26,837)	$(4,325)
Stock based compensation	-	-	944	-	-	-	944
Issuance of warrants to purchase common stock associated with Preferred Stock offering	-	-	214	-	-	-	214
Deemed dividend on Series B Preferred Stock	-	-	(214)	-	-	-	(214)
Beneficial conversion feature of Series B Preferred Stock	-	-	505	-	-	-	505
Deemed dividends related to beneficial conversion feature of Series B Preferred Stock	-	-	(505)	-	-	-	(505)
Accrued Series A Preferred Stock dividends	-	-	(108)	-	-	-	(108)
Accrued Series B Preferred Stock dividends	-	-	(20)	-	-	-	(20)
Net loss	-	-	-	-	-	(1,402)	(1,402)
Balance at June 30, 2019	39,044,549	$390	$23,007	714,750	$(69)	$(28,239)	$(4,911)

See notes to condensed financial statements.

ALPHA-EN CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

For the Three and Six Months Ended June 30, 2018

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Deficit
Balance at December 31, 2017	33,350,506	$334	$18,482	714,750	$(69)	$(20,276)	$(704)	$(2,233)
Stock based compensation	-	-	(81)	-	-	-	-	(81)
Options exercised for cash	10,000	-	2	-	-	-	-	2
Issuance of warrants to purchase common stock associated with Preferred Stock offering	-	-	687	-	-	-	-	687
Deemed dividend on Series A Preferred Stock	-	-	(687)	-	-	-	-	(687)
Beneficial conversion feature of Series A Preferred Stock	-	-	956	-	-	-	-	956
Deemed dividends related to beneficial conversion feature of Series A Preferred Stock	-	-	(956)	-	-	-	-	(956)
Accrued Series A Preferred Stock dividends	-	-	(77)	-	-	-	-	(77)
Net loss	-	-	-	-	-	(632)	(29)	(661)
Balance at March 31, 2018	33,360,506	$334	$18,326	714,750	$(69)	$(20,908)	$(733)	$(3,050)
Stock based compensation	-	-	1,173	-	-	-	-	1,173
Shares issued for acquiring ownership of subsidiary	3,018,190	30	(889)	-	-	-	859	-
Issuance of common stock for cash in a private placement	867,768	9	991	-	-	-	-	1,000
Series A Preferred Stock converted to common stock	31,460	-	55	-	-	-	-	55
Warrants exercised for cash	1,000,000	10	190	-	-	-	-	200
Issuance of warrants to purchase common stock associated with Preferred Stock offering	-	-	687	-	-	-	-	687
Deemed dividend on Series A Preferred Stock	-	-	(687)	-	-	-	-	(687)
Beneficial conversion feature of Series A Preferred Stock	-	-	956	-	-	-	-	956
Deemed dividends related to beneficial conversion feature of Series A Preferred Stock	-	-	(956)	-	-	-	-	(956)
Accrued Series A Preferred Stock dividends	-	-	(98)	-	-	-	-	(98)
Net loss	-	-	-	-	-	(2,122)	(126)	(2,248)
Balance at June 30, 2018	38,277,924	$383	$19,748	714,750	$(69)	$(23,030)	$-	$(2,968)

See notes to condensed financial statements.

ALPHA-EN CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(2,616)	$(2,909)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62	51
Stock-based compensation	1,654	1,092
Amortization of right-of-use assets	52	-
Changes in operating assets and liabilities of business, net of acquisitions:
Prepaid expenses	-	(79)
Deferred rent	-	119
Operating lease liability	(56)	-
Accounts payable and accrued expenses	164	(450)
Net cash used in operating activities	(740)	(2,176)

Cash flows from investing activities
Purchase of fixed assets	-	(177)
Net cash used in investing activities	-	(177)

Cash flows from financing activities
Proceeds from issuance of preferred stock and warrants	920	1,700
Proceeds from issuance of common stock in private placements	-	1,000
Options exercised for cash	-	2
Warrants exercised for cash	-	200
Advances from related parties	50	-
Repayments of advances from related parties	-	(22)
Net cash provided by financing activities	970	2,880

Net increase in cash	230	527
Cash and restricted cash at beginning of period	568	612
Cash and restricted cash at end of period	$798	$1,139

Non cash financing and investing activities:
Beneficial conversion feature of Series A Preferred Stock and deemed dividends related to beneficial conversion feature of Series A Preferred Stock	$-	$(956)
Beneficial conversion feature of Series B Preferred Stock and deemed dividends related to beneficial conversion feature of Series B Preferred Stock	$(505)	$-
Issuance of warrants in Preferred Stock offering and deemed dividend on Series A Preferred Stock	$-	$(687)
Issuance of warrants in Preferred Stock offering and deemed dividend on Series B Preferred Stock	$(214)	$-
Accrued Series A Preferred Stock dividends	$(213)	$(175)
Accrued Series B Preferred Stock dividends	$(20)	$-
Conversion of advances from related parties to preferred stock	$50	$250
Series A Preferred Stock converted to common stock	$-	$55
Options exercised for cash	$-	$55
Purchase of assets included in accounts payable	$-	$70
Forgiveness of the lease payments	$-	$104

See notes to condensed financial statements.

ALPHA-EN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

As reflected in the condensed financial statements, the Company had an accumulated deficit of approximately $28.2 million at June 30, 2019, a net loss of approximately $2.6 million and approximately $740,000 net cash used in operating activities for the six months ended June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 - Significant and Critical Accounting Policies and Practices

Basis of Presentation and Principles of Consolidation

The unaudited condensed balance sheet at December 31, 2018 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments (consisting of normal recurring adjustments unless otherwise indicated) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.

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

ALPHA-EN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Restricted Cash

The following is a summary of cash and restricted cash total as presented in the statements of cash flows for as of June 30, 2019 and 2018 (dollars are in thousands):

	As of June 30,
	2019	2018
Cash	$763	$1,089
Restricted cash	-	15
Long-term deposit	35	35
Total cash and restricted cash	$798	$1,139

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2019 and 2018 are as follows:

	As of June 30,
	2019	2018
Warrants to purchase common stock	5,767,292	4,719,292
Options to purchase common stock	19,869,000	15,824,000
Preferred stock convertible into common stock	4,508,812	2,290,860
Total	30,145,104	22,834,152

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Note 4 - Property and Equipment

The components of property and equipment as of June 30, 2019 and December 31, 2018, at cost are (dollars in thousands):

	Useful Life (Years)	June 30, 2019	December 31, 2018
Lab equipment	3	$415	$415
Office furniture and equipment	3	31	31
Leasehold improvement	7	379	379
Gross property and equipment		825	825
Less: Accumulated depreciation and amortization		(255)	(193)
Property and equipment, net		$570	$632

The Company’s depreciation and amortization expense for the three months ended June 30, 2019 and 2018, was $30,000 and $27,000, respectively. The Company’s depreciation and amortization expense for the six months ended June 30, 2019 and 2018, was $62,000 and $51,000, respectively.

Note 5 - Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

During the six months ended June 30, 2019, the Company borrowed $50,000 from Steven M. Payne and subsequently the Company converted this advance into Series B Preferred Stock. As of June 30, 2019 and December 31, 2018, the outstanding amounts of the advances from related parties was approximately $36,000 and $36,000, respectively.

ALPHA-EN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 6 - Temporary Equity

Series A Preferred Stock

The following table summarizes the Company’s Series A Preferred Stock activities for the six months ended June 30, 2019 (dollars in thousands):

	Series A Preferred Stock
	Shares	Amount
Total Series A temporary equity as of December 31, 2018	4,208	$4,208
Accrued Series A Preferred Stock dividends	213	213
Total Series A temporary equity as of June 30, 2019	4,421	$4,421

As of June 30, 2019, the Company has 4,421 shares of Series A Preferred Stock convertible into 2,528,812 shares of common stock, and the dividends accrued and outstanding were $701,000 and reflected in carrying value of temporary equity.

Series B Preferred Stock

On April 16, 2019 the Company entered into a preferred stock purchase agreement (“Stock Purchase Agreement”) with several accredited and institutional investors (including certain executives and members of the Company’s Board of Directors), pursuant to which the Company agreed to issue and sell in a private placement up to 1,500 shares of its newly designated Series B Preferred Stock, par value $0.01 per share, as well as warrants to purchase the Company’s common stock, at a purchase price of $1,000 per unit, for total gross proceeds of up to $1.5 million. The Company has raised $970,000 from the issuance of 970 shares of Series B Preferred Stock and 970,000 warrants to purchase the Company’s common stock through June 30, 2019, including $50,000 advances from related parties converted into Series B Preferred Stock.

Each share of Series B preferred stock is convertible in 2,000 shares of common stock and is redeemable by the Company at any time after the first anniversary. Upon liquidation of the Company, each share of Series B is entitled to receive a distribution of assets before any distribution to holders of common stock, and after satisfaction of all liabilities, in an amount equal to the original issuance price plus any accrued but unpaid dividends. The Series B preferred stock is entitled to cumulative non-compounding dividends at an annual rate of 10%, which are to be paid quarterly. At the Company’s election the dividend may be paid in either stock or cash.

On the issuance date, the Company estimated the fair value of the warrants at $357,000 using the Black-Scholes option pricing model using the following primary assumptions: contractual term of 5.0 years, volatility rate of 71.9%, risk-free interest rate of 2.40% and expected dividend rate of 0%. Based on the warrant’s relative fair value to the fair value of the Series B Preferred Stock, approximately $214,000 of the $357,000 of aggregate fair value was allocated to the warrants, creating a corresponding preferred stock discount in the same amount.

Due to the reduction of allocated proceeds to Series B Preferred Stock, the effective conversion price was approximately $0.39 per share creating a beneficial conversion feature of $505,000 which reduced the carrying value of the Series B Preferred Stock. Since the conversion option of the Series B Preferred Stock was immediately exercisable, the beneficial conversion feature was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the Series B Preferred Stock.

On April 8, 2019, in connection with the sale and issuance of the Series B Preferred Stock, the Company filed with the Secretary of State of the State of Delaware a certificate of designation establishing and designating the Series B Preferred Stock and the rights, preferences, privileges and limitations thereof.

The following table summarizes the Company’s Series B Preferred Stock activities for the six months ended June 30, 2019 (dollars in thousands):

	Series B Preferred Stock
	Shares	Amount
Total Series B temporary equity as of December 31, 2018	-	$-
Sale of Series B Preferred Stock	920	920
Conversion of advances into preferred stock	50	50
Beneficial conversion feature of Series B Preferred Stock	-	(505)
Deemed dividends related to beneficial conversion feature of Series B Preferred Stock	-	505
Accrued Series B Preferred Stock dividends	20	20
Deemed dividend on Series B Preferred Stock	-	214
Fair Value of common stock warrant issued with Series B Preferred Stock	-	(214)
Total Series B temporary equity as of June 30, 2019	990	$990

As of June 30, 2019, the Company has 990 shares of Series B Preferred Stock convertible into 1,980,000 shares of common stock, and the dividends accrued and outstanding were $20,000 and reflected in carrying value of temporary equity.

ALPHA-EN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 7 - Stockholders’ (Deficit) Equity

Stock Options

The Company uses the Black-Scholes model to value stock options which requires certain assumptions. The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin for “plain vanilla” options. The expected term for stock options granted with performance and/or market conditions represents the period estimated by management by which the performance conditions will be met. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. The grant date fair value of stock options granted during the six months ended June 30, 2019 and 2018 was $771,000 and $8.0 million, respectively.

The fair value of options granted during the six months ended June 30, 2019 and 2018 were estimated using the following weighted-average assumptions:

	For the Six Months Ended June 30,
	2019	2018
Exercise price	$0.25	$2.07
Expected stock price volatility	65%	78%
Risk-free rate of interest	2.25%	2.67%
Term (years)	3.1	4.0

A summary of option activity for employees and nonemployees under the Company’s stock option plan for the six months ended June 30, 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	15,724,000	$1.60	$1,924,000	4.5
Granted	6,820,000	0.25	1,569,000	4.8
Cancelled	(1,750,000)	1.90	-	-
Expired	(925,000)	0.92	267,000	-
Outstanding as of June 30, 2019	19,869,000	$1.14	$2,263,000	4.4
Options vested and expected to vest as of June 30, 2019	19,869,000	$1.14	$2,263,000	4.4
Options vested and exercisable as of June 30, 2019	7,279,000	$0.91	$989,000	2.9

Estimated future stock-based compensation expense relating to unvested stock options is approximately $6.7 million as of June 30, 2019 and will be amortized over 3.3 years.

Warrants

A summary of the status of the Company’s outstanding warrants as of June 30, 2019 and changes during the six months then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	4,797,292	$1.62	$340,000	3.1
Issued	970,000	0.75	-	4.8
Outstanding as of June 30, 2019	5,767,292	$1.47	$98,000	3.1
Warrants exercisable as of June 30, 2019	5,517,292	$1.49	$98,000	3.0

Stock-based Compensation Expense

For the three months ended June 30, 2019, there were approximately $914,000 and $30,000 stock-based compensation expenses included in the general and administrative and research and development expense, respectively, compared to $946,000 and $227,000 for the three months ended June 30, 2018, respectively. For the six months ended June 30, 2019, there were approximately $1.6 million and $41,000 stock-based compensation expenses included in the general and administrative and research and development expense, respectively, compared to stock-based compensation expenses of $1.3 million and income resulted from stock-based compensation of $217,000 for the six months ended June 30, 2018, respectively.

ALPHA-EN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Leases

The Company leases office and laboratory space located in Yonkers, New York for its operations, resulting in an operating lease right-of-use asset, a current portion of operating lease liability, and a noncurrent operating lease liability on the balance sheet.

Operating lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expense is comprised of the following (dollars in thousands):

For the Six Months Ended June 30, 2019
Operating leases
Operating lease cost	$101
Total rent expense	$101

Additional information regarding the Company’s leasing activities as a lessee is as follows (dollars in thousands):

For the Six Months Ended June 30, 2019
Operating cash flows from operating leases	$106
Remaining lease term – operating leases	5.6
Weighted-average discount rate – operating leases	10.0%

As of June 30, 2019, contractual minimal lease payments are as follows (in thousands):

2019	$106
2020	215
2021	219
2022	222
2023	225
2024	229
2025	58
Total	1,274
Less present value discount	(312)
Less current portion of operating lease liability	(123)
Non-current operating lease liability	$839

Note 9 - Subsequent Events

On August 13, 2019 the Board of Directors of the Company and a subset of the Company’s stockholders representing in excess of a majority of the Company’s currently issued and outstanding voting stock approved of the amendment and restatement of the Company’s Certificate of Incorporation (the “Restated Certificate”) to increase the authorized capital stock of the Company to 85,000,000 shares, consisting of 82,000,000 shares of common stock, par value one cent ($0.01) per share, 1,000,000 shares of Class B common stock, par value one cent ($0.01) per share, and 2,000,000 shares of preferred stock, par value one cent ($0.01) per share, the Board of Directors and stockholders also approved of an increase in the number of shares available for grant under the Company's 2016 Omnibus Equity Plan to 30,000,000 shares. Pursuant to applicable law, the Restated Certificate will become effective twenty days after the distribution of an information statement to all of the Company’s stockholders and after the filing of the Restated Certificate with the Delaware Secretary of State.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events. Forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions to future periods. Forward-looking statements are not based on historical facts but rather represent current expectations and assumptions. Forward-looking statements include statements we make about matters such as: future revenues; future industry conditions; future changes in our capacity and operations; research and development and capital expenditures and their impact on us; business process, rationalization, investment, operational, tax, financial and capital projects and initiatives; contingencies; our ability to become a Qualified Opportunity Zone Business; changes in the regulatory environment; future capital raising activities and future working capital, costs, revenues, business opportunities, cash flows, margins, earnings and growth.

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

Overview

We are focused on developing and commercializing our proprietary process for producing pure lithium metal.

Lithium is the lightest metal with the highest electrochemical potential, making it an attractive choice for use in lightweight, high energy density batteries. There is a substantial existing market for lithium metal in primary (non-rechargeable) batteries, and rechargeable batteries and many future opportunities in next-generation batteries (such as solid-state) currently under development.

Lithium occurs naturally only as a compound (such as lithium carbonate) in rocks or brine. Current commercial technology for refining these compounds into lithium metal require high temperatures to melt the compounds and produce hazardous emissions, such as chlorine gas. Our process refines the compounds into lithium metal at room temperature and without noxious emissions. As importantly, our process produces lithium metal at higher purity levels and in thinner layers with a more consistent surface than other commercially-available processes. For these reasons, we believe our process will enable more efficient and effective production of lithium battery components, such as lithium metal anodes. Our process may also have applicability in recycling lithium batteries.

In early 2019, the US Patent and Trademark Office granted us a patent on products obtained by our process. We have filed additional patent applications in the United States and in other countries for other aspects, enhancements and applications of our process.

To test and develop our process, we partnered for several years with university and government research laboratories, including City University of New York, Princeton, Cornell and Argonne National Laboratory. In 2018, we opened our own laboratory in Yonkers, NY, where our laboratory staff now conduct most of our research and development activities. At present, these activities are focused on continuing to improve our process and on testing the efficacy of the lithium we produce in various types of batteries. In addition, we are working to automate our process to allow us to produce greater quantities of lithium metal anodes for potential commercial customers.

In June 2019 we received a technology development grant from the New York State Energy Research and Development Authority (NYSERDA) which could provide us with up to approximately $1.0 million in grant funding over time to assist in our research and developments activities.

Our headquarters and laboratory facility are located in an Opportunity Zone, as defined in the Tax Cuts and Jobs Act of 2017 (the “TCJA”). We are currently working with our advisors (including a firm that specializes in Opportunity Zone matters) to explore the possibility of being designated as a Qualified Opportunity Zone Business (QOZB) under the TCJA. If we were to be designated as a QOZB, qualified investors in our company may be eligible for certain favorable tax treatment on their investment in us. There can be no assurance that we will succeed in obtaining a designation as a QOZB.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

General and administrative expenses were approximately $1.2 million for the three months ended June 30, 2019 as compared to approximately $1.4 million for the three months ended June 30, 2018.

Legal and professional fees were approximately $68,000 for the three months ended June 30, 2019 as compared to approximately $120,000 for the three months ended June 30, 2018.

Research and development expenses were approximately $149,000 for the three months ended June 30, 2019 as compared to approximately $739,000 for the three months ended June 30, 2018. The decrease in research and development expenses mostly relates to amortization of research and development prepaid expenses of $421,000 during the three months ended June 30, 2018 and stock-based expenses of $30,000 and $227,000 during the three months ended June 30, 2019 and 2018, respectively.

Net loss attributable to non-controlling interest was $0 for the three months ended June 30, 2019 as compared to net loss attributable to non-controlling interest of approximately $126,000 for the three months ended June 30, 2018, with such change resulting from our purchase of all of the outstanding shares of our former subsidiary, Clean Lithium Corporation.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

General and administrative expenses were approximately $2.1 million for the six months ended June 30, 2019 as compared to approximately $2.2 million for the six months ended June 30, 2018.

Legal and professional fees were approximately $169,000 for the six months ended June 30, 2019 as compared to approximately $261,000 for the six months ended June 30, 2018.

Research and development expenses were approximately $298,000 for the six months ended June 30, 2019 as compared to approximately $465,000 for the six months ended June 30, 2018. The decrease in research and development expenses mostly relates to amortization of research and development prepaid expenses of $421,000 during the six months ended June 30, 2018 and stock-based expenses of $41,000 and income resulted from stock-based compensation of $217,000 during the six months ended June 30, 2019 and 2018, respectively.

Net loss attributable to non-controlling interest was $0 for the six months ended June 30, 2019 as compared to net loss attributable to non-controlling interest of approximately $155,000 for the six months ended June 30, 2018, with such change resulting from our purchase of all of the outstanding shares of our former subsidiary, Clean Lithium Corporation.

Going Concern

The Company’s condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed financial statements, the Company had an accumulated deficit of approximately $28.2 million at June 30, 2019, a net loss of approximately $2.6 million and approximately $740,000 net cash used in operating activities for the six months ended June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

Long-term deposits at June 30, 2019 includes $35,000 of cash deposited with Chase Bank (“Chase”) as collateral for an irrevocable standby letter of credit associated our Yonkers office lease.

As of June 30, 2019, we had an accumulated deficit of approximately $28.2 million and working capital deficit of approximately $117,000.

We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans and investments from officers, directors and stockholders, until we begin to generate cash flows from operations.

The table below sets forth selected cash flow data for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(740)	$(2,176)
Net cash used in investing activities	-	(177)
Net cash provided by financing activities	970	2,880
Net increase in cash and restricted cash	$230	$527

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

In connection with this lease, we obtained an Irrevocable Standby Letter of Credit (the “Letter of Credit”) from Chase Bank for a sum not exceeding $150,000. The Company has deposited this amount with Chase Bank as collateral for the Letter of Credit and recorded the amount as restricted cash and long-term deposits in the balance sheets. During the six months ended June 30, 2019, $15,000 restricted cash was released to the Company.

As of June 30, 2019, contractual minimal lease payments are as follows (in thousands):

2019	$106
2020	215
2021	219
2022	222
2023	225
2024	229
2025	58
Total	$1,274

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer, and our Principal Financial and Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

●	There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements;

●	Insufficient segregation of duties, oversight of work performed and lack of compensating controls in the Company’s finance and accounting functions due to limited personnel;

●	The Company has an ineffective control environment, insufficient documentary evidence of the performance of key application control procedures and missing key application controls over financial reporting;

●	Inadequate controls surrounding related party transactions, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded;

●	Management has not performed a proper evaluation of: 1) the disclosure controls and procedures; and 2) internal control over financial reporting;

●	Inadequate controls over Company arrangements and contract management; and

●	The Company’s systems that impact financial information and disclosures have ineffective information technology controls.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

alpha-En Corporation

Date: August 14, 2019

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Executive Chairman and Treasurer
(principal executive officer)

Date: August 14, 2019

By:	/s/ Nathan J. Wasserman
Nathan J. Wasserman
Chief Financial Officer (principal financial and accounting officer)

