Form 10-Q
period 2019-09-30
alpha-En Corp
filed 2019-11-14
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2019

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

(914) 418-2000

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ALPE	OTC Markets

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountings standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 14, 2019, there were 38,879,799 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ALPHA-EN CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$278	$518
Grant receivable	35	-
Restricted cash	-	15
Prepaid expenses	71	-
Total current assets	384	533

Long-term restricted cash	35	35
Property and equipment, net	597	632
Right-of-use assets	825	-
Total assets	$1,841	$1,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT AND TEMPORARY EQUITY
Current liabilities
Accounts payable and accrued expenses	$807	$557
Advances from related parties	36	36
Current portion of deferred rent	-	10
Current portion of operating lease liability	127	-
Total current liabilities	970	603

Deferred rent	-	105
Noncurrent operating lease liability	806	-

Total liabilities	1,776	708

Series A Preferred Stock par value $0.01: 5,000 shares authorized; 4,532 shares and 4,208 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively; aggregate liquidation preference of $4,532 and $4,208 as of September 30, 2019 and December 31, 2018, respectively	4,532	4,208
Series B Preferred Stock par value $0.01: 5,000 shares authorized; 910 shares issued and outstanding as of September 30, 2019; aggregate liquidation preference of $910 as of September 30, 2019	910	-

COMMITMENTS AND CONTINGENCIES

Stockholders’ deficit:
Class B common stock no par value: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.01: 57,000,000 shares authorized; 39,444,549 shares issued and 38,729,799 shares outstanding at September 30, 2019 and 39,044,549 shares issued and 38,329,799 shares outstanding at December 31, 2018, respectively	394	390
Additional paid-in capital	23,719	21,586
Treasury stock at cost: 714,750 shares as of September 30, 2019 and December 31, 2018	(69)	(69)
Accumulated deficit	(29,421)	(25,623)
Total stockholders’ deficit	(5,377)	(3,716)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT AND TEMPORARY EQUITY	$1,841	$1,200

See notes to condensed financial statements.

ALPHA-EN CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Grant income	$58	$-	$58	$-
Total revenues	58	-	58	-
Operating expenses
General and administrative	$1,076	$1,213	$3,220	$3,396
Legal and professional fees	60	103	229	364
Research and development (includes stock based compensation of $18 and $59 for the three and nine months ended September 30, 2019 and $(28) and $(245) for the three and nine months ended September 30, 2018, respectively. See Note 7)	101	372	399	837
Total operating expenses	1,237	1,688	3,848	4,597

Other income (loss)
Other expenses	(3)	(2)	(9)	(2)
Interest income	-	1	1	1
Total other income (loss)	(3)	(1)	(8)	(1)
Net loss	(1,182)	(1,689)	(3,798)	(4,598)
Less: net loss attributable to non-controlling interest	-	-	-	(155)
Net loss attributable to controlling interest	(1,182)	(1,689)	(3,798)	(4,443)
Less: Dividends accrued on Series A Preferred Stock	(111)	(100)	(324)	(275)
Less: Dividends accrued on Series B Preferred Stock	(20)	-	(40)	-
Less: Deemed dividend on Series A Preferred Stock	-	-	-	(687)
Less: Deemed dividend on Series B Preferred Stock	22	-	(192)	-
Less: Deemed dividend - beneficial conversion feature on Series A Preferred Stock	-	-	-	(956)
Less: Deemed dividend - beneficial conversion feature on Series B Preferred Stock	52	-	(453)	-
Net loss attributable to alpha-En Corporation common stockholders	$(1,239)	$(1,789)	$(4,807)	$(6,361)

Net loss per share attributable to alpha-En Corporation common stockholders
Basic and diluted	$(0.03)	$(0.05)	$(0.12)	$(0.18)

Weighted average shares outstanding:
Basic and diluted	39,444,549	35,890,676	39,278,981	35,693,698

See notes to condensed financial statements.

ALPHA-EN CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

For the Three and Nine Months Ended September 30, 2019

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
Balance at December 31, 2018	39,044,549	$390	$21,586	714,750	$(69)	$(25,623)	$(3,716)
Stock based compensation	-	-	710	-	-	-	710
Accrued Series A Preferred Stock dividends	-	-	(105)	-	-	-	(105)
Net loss	-	-	-	-	-	(1,214)	(1,214)
Balance at March 31, 2019	39,044,549	$390	$22,191	714,750	$(69)	$(26,837)	$(4,325)
Stock based compensation	-	-	944	-	-	-	944
Issuance of warrants to purchase common stock associated with Preferred Stock offering	-	-	214	-	-	-	214
Deemed dividend on Series B Preferred Stock	-	-	(214)	-	-	-	(214)
Beneficial conversion feature of Series B Preferred Stock	-	-	505	-	-	-	505
Deemed dividends related to beneficial conversion feature of Series B Preferred Stock	-	-	(505)	-	-	-	(505)
Accrued Series A Preferred Stock dividends	-	-	(108)	-	-	-	(108)
Accrued Series B Preferred Stock dividends	-	-	(20)	-	-	-	(20)
Net loss	-	-	-	-	-	(1,402)	(1,402)
Balance at June 30, 2019	39,044,549	$390	$23,007	714,750	$(69)	$(28,239)	$(4,911)
Stock based compensation	-	-	747	-	-	-	747
Issuance of warrants to purchase common stock associated with Preferred Stock offering	-	-	(22)	-	-	-	(22)
Deemed dividend on Series B Preferred Stock	-	-	22	-	-	-	22
Beneficial conversion feature of Series B Preferred Stock	-	-	(52)	-	-	-	(52)
Deemed dividends related to beneficial conversion feature of Series B Preferred Stock	-	-	52	-	-	-	52
Issuance of common stock for cash in private placements	400,000	4	96	-	-	-	100
Accrued Series A Preferred Stock dividends	-	-	(111)	-	-	-	(111)
Accrued Series B Preferred Stock dividends	-	-	(20)	-	-	-	(20)
Net loss	-	-	-	-	-	(1,182)	(1,182)
Balance at September 30, 2019	39,444,549	$394	$23,719	714,750	$(69)	$(29,421)	$(5,377)

See notes to condensed financial statements.

ALPHA-EN CORPORATION

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

(Unaudited)

For the Three and Nine Months Ended September 30, 2018

			Additional					Total
	Common Stock		Paid-In	Treasury Stock		Accumulated	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Deficit
Balance at December 31, 2017	33,350,506	$334	$18,482	714,750	$(69)	$(20,276)	$(704)	$(2,233)
Stock based compensation	-	-	(81)	-	-	-	-	(81)
Options exercised for cash	10,000	-	2	-	-	-	-	2
Issuance of warrants to purchase common stock associated with Preferred Stock offering	-	-	687	-	-	-	-	687
Deemed dividend on Series A Preferred Stock	-	-	(687)	-	-	-	-	(687)
Beneficial conversion feature of Series A Preferred Stock	-	-	956	-	-	-	-	956
Deemed dividends related to beneficial conversion feature of Series A Preferred Stock	-	-	(956)	-	-	-	-	(956)
Accrued Series A Preferred Stock dividends	-	-	(77)	-	-	-	-	(77)
Net loss	-	-	-	-	-	(632)	(29)	(661)
Balance at March 31, 2018	33,360,506	$334	$18,326	714,750	$(69)	$(20,908)	$(733)	$(3,050)
Stock based compensation	-	-	1,173	-	-	-	-	1,173
Shares issued for acquiring ownership of subsidiary	3,018,190	30	(889)	-	-	-	859	-
Issuance of common stock for cash in a private placement	867,768	9	991	-	-	-	-	1,000
Series A Preferred Stock converted to common stock	31,460	-	55	-	-	-	-	55
Warrants exercised for cash	1,000,000	10	190	-	-	-	-	200
Issuance of warrants to purchase common stock associated with Preferred Stock offering	-	-	687	-	-	-	-	687
Deemed dividend on Series A Preferred Stock	-	-	(687)	-	-	-	-	(687)
Beneficial conversion feature of Series A Preferred Stock	-	-	956	-	-	-	-	956
Deemed dividends related to beneficial conversion feature of Series A Preferred Stock	-	-	(956)	-	-	-	-	(956)
Accrued Series A Preferred Stock dividends	-	-	(98)	-	-	-	-	(98)
Net loss	-	-	-	-	-	(2,122)	(126)	(2,248)
Balance at June 30, 2018	38,277,924	$383	$19,748	714,750	$(69)	$(23,030)	$-	$(2,968)
Stock based compensation	-	-	840	-	-	-	-	840
Options exercised for cash	100,000	1	19	-	-	-	-	20
Issuance of common stock for cash in a private placement	666,665	6	794	-	-	-	-	800
Accrued Series A Preferred Stock dividends	-	-	(100)	-	-	-	-	(100)
Net loss	-	-	-	-	-	(1,689)	-	(1,689)
Balance at September 30, 2018	39,044,589	$390	$21,301	714,750	$(69)	$(24,719)	$-	$(3,097)

See notes to condensed financial statements.

ALPHA-EN CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(3,798)	$(4,598)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91	83
Stock-based compensation	2,401	1,932
Amortization of right-of-use assets	78	-
Changes in operating assets and liabilities of business, net of acquisitions:
Grant receivable	(35)	-
Prepaid expenses	(71)	-
Deferred rent	-	118
Operating lease liability	(85)	-
Accounts payable and accrued expenses	250	(553)
Net cash used in operating activities	(1,169)	(3,018)

Cash flows from investing activities
Purchase of fixed assets	(56)	(180)
Net cash used in investing activities	(56)	(180)

Cash flows from financing activities
Proceeds from issuance of preferred stock and warrants	820	1,700
Proceeds from issuance of common stock in private placements	100	1,800
Options exercised for cash	-	22
Warrants exercised for cash	-	200
Advances from related parties	50	-
Repayments of advances from related parties	-	(22)
Net cash provided by financing activities	970	3,700

Net (decrease) increase in cash	(255)	502
Cash and restricted cash at beginning of period	568	612
Cash and restricted cash at end of period	$313	$1,114

Non cash financing and investing activities:
Beneficial conversion feature of Series A Preferred Stock and deemed dividends related to beneficial conversion feature of Series A Preferred Stock	$-	$(956)
Beneficial conversion feature of Series B Preferred Stock and deemed dividends related to beneficial conversion feature of Series B Preferred Stock	$(453)	$-
Issuance of warrants in Preferred Stock offering and deemed dividend on Series A Preferred Stock	$-	$(687)
Issuance of warrants in Preferred Stock offering and deemed dividend on Series B Preferred Stock	$(192)	$-
Accrued Series A Preferred Stock dividends	$(324)	$(275)
Accrued Series B Preferred Stock dividends	$(40)	$-
Conversion of advances from related parties to preferred stock	$50	$250
Series A Preferred Stock converted to common stock	$-	$55
Purchase of assets included in accounts payable	$-	$67
Forgiveness of the lease payments	$-	$104

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

As reflected in the condensed financial statements, the Company had an accumulated deficit of approximately $29.4 million at September 30, 2019, a net loss of approximately $3.8 million and approximately $1.2 million net cash used in operating activities for the nine months ended September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 - Significant and Critical Accounting Policies and Practices

Correction of Prior Quarter Error

The Company recorded an immaterial adjustment during the three months ended September 30, 2019, to properly record the cancellation of 100 shares of its issued Series B preferred stock and the resulting issuance 400,000 shares of common stock during the three months ended June 30, 2019. Due to the immaterial nature of this adjustment, there was no impact on basic or diluted earnings per share and net loss. The Company evaluated this correction considering both quantitative and qualitative factors and concluded it was immaterial to previously issued condensed financial statements.

Basis of Presentation and Principles of Consolidation

The condensed balance sheet at December 31, 2018 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments (consisting of normal recurring adjustments unless otherwise indicated) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.

Certain information in footnote disclosures normally included in the financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the SEC rules and regulations for interim reporting. The financial results for the periods presented may not be indicative of the full year’s results.

ALPHA-EN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Restricted Cash

The following is a summary of cash and restricted cash total as presented in the statements of cash flows for as of September 30, 2019 and 2018 (dollars are in thousands):

	As of September 30,
	2019	2018
Cash	$278	$1,064
Restricted cash	-	15
Long-term restricted cash	35	35
Total cash and restricted cash	$313	$1,114

Grant Income

We have concluded that the Company’s government grants are not within the scope of ASC Topic 606 as they do not meet the definition of a contract with a customer. The Company concluded that the grants meet the definition of a contribution and are non-reciprocal transactions, and have also concluded that Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition does not apply, as the Company is a business entity and the grants are with governmental agencies.

In the absence of applicable guidance under US GAAP, the Company developed a policy for the recognition of grant revenue when the conditions of the grant are met.

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

ALPHA-EN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2019 and 2018 are as follows:

	As of September 30,
	2019	2018
Warrants to purchase common stock	5,667,292	4,719,292
Options to purchase common stock	19,129,000	16,024,000
Preferred stock convertible into common stock	4,412,304	2,348,060
Total	29,208,596	23,091,352

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within the fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted this new standard on January 1, 2019 and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

ALPHA-EN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Property and Equipment

The components of property and equipment as of September 30, 2019 and December 31, 2018, at cost are (dollars in thousands):

	Useful Life (Years)	September 30, 2019	December 31, 2018
Lab equipment	7	$471	$415
Office furniture and equipment	3	31	31
Leasehold improvement	7	379	379
Gross property and equipment		881	825
Less: Accumulated depreciation and amortization		(284)	(193)
Property and equipment, net		$597	$632

The Company’s depreciation and amortization expense for the three months ended September 30, 2019 and 2018, was $29,000 and $32,000, respectively. The Company’s depreciation and amortization expense for the nine months ended September 30, 2019 and 2018, was $91,000 and $83,000, respectively.

Note 5 - Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

During the nine months ended September 30, 2019, the Company borrowed $50,000 from Steven M. Payne and subsequently the Company converted this advance into Series B Preferred Stock. As of September 30, 2019 and December 31, 2018, the outstanding amounts of the advances from related parties was approximately $36,000.

Note 6 - Temporary Equity

Series A Preferred Stock

The following table summarizes the Company’s Series A Preferred Stock activities for the nine months ended September 30, 2019 (dollars in thousands):

	Series A Preferred Stock
	Shares	Amount
Total Series A temporary equity as of December 31, 2018	4,208	$4,208
Accrued Series A Preferred Stock dividends	324	324
Total Series A temporary equity as of September 30, 2019	4,532	$4,532

As of September 30, 2019, the Company has 4,532 shares of Series A Preferred Stock convertible into 2,592,304 shares of common stock, and the dividends accrued and outstanding were $812,000 and reflected in carrying value of temporary equity.

ALPHA-EN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Series B Preferred Stock

On April 16, 2019 the Company entered into a preferred stock purchase agreement (“Stock Purchase Agreement”) with several accredited and institutional investors (including certain executives and members of the Company’s Board of Directors), pursuant to which the Company agreed to issue and sell in a private placement up to 1,500 shares of its newly designated Series B Preferred Stock, par value $0.01 per share, as well as warrants to purchase the Company’s common stock, at a purchase price of $1,000 per unit, for total gross proceeds of up to $1.5 million. The Company has raised $870,000 from the issuance of 870 shares of Series B Preferred Stock and 870,000 warrants to purchase the Company’s common stock through June 30, 2019, including $50,000 advances from related parties converted into Series B Preferred Stock.

Each share of Series B preferred stock is convertible into 2,000 shares of common stock and is redeemable by the Company at any time after the first anniversary. Upon liquidation of the Company, each share of Series B is entitled to receive a distribution of assets before any distribution to holders of common stock, and after satisfaction of all liabilities, in an amount equal to the original issuance price plus any accrued but unpaid dividends. The Series B preferred stock is entitled to cumulative non-compounding dividends at an annual rate of 10%, which are to be paid quarterly. At the Company’s election the dividend may be paid in either stock or cash.

On the issuance date, the Company estimated the fair value of the warrants at $321,000 using the Black-Scholes option pricing model using the following primary assumptions: contractual term of 5.0 years, volatility rate of 71.9%, risk-free interest rate of 2.40% and expected dividend rate of 0%. Based on the warrant’s relative fair value to the fair value of the Series B Preferred Stock, approximately $192,000 of the $321,000 of aggregate fair value was allocated to the warrants, creating a corresponding preferred stock discount in the same amount.

Due to the reduction of allocated proceeds to Series B Preferred Stock, the effective conversion price was approximately $0.39 per share creating a beneficial conversion feature of $453,000 which reduced the carrying value of the Series B Preferred Stock. Since the conversion option of the Series B Preferred Stock was immediately exercisable, the beneficial conversion feature was immediately accreted to preferred dividends, resulting in an increase in the carrying value of the Series B Preferred Stock.

On April 8, 2019, in connection with the sale and issuance of the Series B Preferred Stock, the Company filed with the Secretary of State of the State of Delaware a certificate of designation establishing and designating the Series B Preferred Stock and the rights, preferences, privileges and limitations thereof.

The following table summarizes the Company’s Series B Preferred Stock activities for the nine months ended September 30, 2019 (dollars in thousands):

	Series B Preferred Stock
	Shares	Amount
Total Series B temporary equity as of December 31, 2018	-	$-
Sale of Series B Preferred Stock	820	820
Conversion of advances into preferred stock	50	50
Beneficial conversion feature of Series B Preferred Stock	-	(453)
Deemed dividends related to beneficial conversion feature of Series B Preferred Stock	-	453
Accrued Series B Preferred Stock dividends	40	40
Deemed dividend on Series B Preferred Stock	-	192
Fair Value of common stock warrant issued with Series B Preferred Stock	-	(192)
Total Series B temporary equity as of September 30, 2019	910	$910

As of September 30, 2019, the Company has 910 shares of Series B Preferred Stock convertible into 1,820,000 shares of common stock, and the dividends accrued and outstanding were $40,000 and reflected in carrying value of temporary equity.

Note 7 - Stockholders’ (Deficit) Equity

Common Stock

On April 23, 2019, the Company entered into a private placement offering with an investor and issued 400,000 shares of its common stock for $100,000.

ALPHA-EN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On August 13, 2019 the Board of Directors of the Company and a subset of the Company’s stockholders representing in excess of a majority of the Company’s currently issued and outstanding voting stock approved of the amendment and restatement of the Company’s Certificate of Incorporation (the “Restated Certificate”) to increase the authorized capital stock of the Company to 85,000,000 shares, consisting of 82,000,000 shares of common stock, par value one cent ($0.01) per share, 1,000,000 shares of Class B common stock, par value one cent ($0.01) per share, and 2,000,000 shares of preferred stock, par value one cent ($0.01) per share. Pursuant to applicable law, the Restated Certificate will become effective twenty days after the distribution of an information statement to all of the Company’s stockholders and after the filing of the Restated Certificate with the Delaware Secretary of State. The Company filed an information statement with the SEC on November 11, 2019.

Stock Options

The Company uses the Black-Scholes model to value stock options which requires certain assumptions. The fair value of the Company’s common stock was based upon the publicly quoted price on the date that the final approval of the awards was obtained. The Company does not expect to pay dividends in the foreseeable future so therefore the expected dividend yield is 0%. The expected term for stock options granted with service conditions represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by the Securities and Exchange Commission’s Staff Accounting Bulletin for “plain vanilla” options. The expected term for stock options granted with performance and/or market conditions represents the period estimated by management by which the performance conditions will be met. The Company obtained the risk-free interest rate from publicly available data published by the Federal Reserve. The Company uses a methodology in estimating its volatility percentage from a computation that was based on a comparison of average volatility rates of similar companies to a computation based on the standard deviation of the Company’s own underlying stock price’s daily logarithmic returns. The grant date fair value of stock options granted during the nine months ended September 30, 2019 and 2018 was $818,000 and $8.4 million, respectively. On August 13, 2019, the Board approved the increase of the number of shares available under the 2016 Equity Plan to 30,000,000. The Company filed an information statement with the SEC on November 11, 2019.

The fair value of options granted during the nine months ended September 30, 2019 and 2018 were estimated using the following weighted-average assumptions:

	For the Nine Months Ended September 30,
	2019	2018
Exercise price	$0.26	$2.05
Expected stock price volatility	65%	78%
Risk-free rate of interest	2.23%	2.68%
Term (years)	3.1	4.0

A summary of option activity for employees and nonemployees under the Company’s stock option plan for the nine months ended September 30, 2019 is presented below:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	15,724,000	$1.60	$1,924,000	4.5
Granted	7,070,000	0.26	2,000,000	4.6
Cancelled	(1,750,000)	1.90	-	-
Expired	(1,915,000)	0.55	604,000	-
Outstanding as of September 30, 2019	19,129,000	$1.18	$2,518,000	4.4
Options vested and expected to vest as of September 30, 2019	19,129,000	$1.18	$2,518,000	4.4
Options vested and exercisable as of September 30, 2019	6,751,500	$0.97	$1,018,000	3.0

Estimated future stock-based compensation expense relating to unvested stock options is approximately $6.0 million as of September 30, 2019 and will be amortized over 3.0 years.

ALPHA-EN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Warrants

A summary of the status of the Company’s outstanding warrants as of September 30, 2019 and changes during the nine months then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2018	4,797,292	$1.62	$340,000	3.1
Issued	870,000	0.75	-	4.5
Outstanding as of September 30, 2019	5,667,292	$1.49	$134,000	2.8
Warrants exercisable as of September 30, 2019	5,417,292	$1.50	$134,000	2.7

Stock-based Compensation Expense

For the three months ended September 30, 2019, there were approximately $729,000 and $18,000 stock-based compensation expenses included in the general and administrative and research and development expense, respectively, compared to $868,000 and $(28,000) for the three months ended September 30, 2018, respectively. For the nine months ended September 30, 2019, there were approximately $2.3 million and $59,000 stock-based compensation expenses included in the general and administrative and research and development expense, respectively, compared to stock-based compensation expenses of $2.2 million and $(245,000) for the nine months ended September 30, 2018, respectively.

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

Operating lease costs are recorded on a straight-line basis within operating expenses. The Company’s total lease expense is comprised of the following (dollars in thousands):

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating leases
Operating lease cost	$51	$152
Total rent expense	$51	$152

Additional information regarding the Company’s leasing activities as a lessee is as follows (dollars in thousands):

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating cash flows from operating leases	$53	$159
Remaining lease term – operating leases	5.5	5.5
Weighted-average discount rate – operating leases	10.0%	10.0%

ALPHA-EN CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2019, contractual minimal lease payments are as follows (in thousands):

2019	$53
2020	215
2021	219
2022	222
2023	225
2024	229
2025	58
Total	1,221
Less present value discount	(288)
Less current portion of operating lease liability	(127)
Non-current operating lease liability	$806

Note 9 - Subsequent Events

On August 13, 2019 the Board of Directors of the Company and a subset of the Company’s stockholders representing in excess of a majority of the Company’s currently issued and outstanding voting stock approved of the amendment and restatement of the Company’s Certificate of Incorporation (the “Restated Certificate”) to increase the authorized capital stock of the Company to 85,000,000 shares, consisting of 82,000,000 shares of common stock, par value one cent ($0.01) per share, 1,000,000 shares of Class B common stock, par value one cent ($0.01) per share, and 2,000,000 shares of preferred stock, par value one cent ($0.01) per share, the Board of Directors and stockholders also approved of an increase in the number of shares available for grant under the Company’s 2016 Omnibus Equity Plan to 30,000,000 shares. Pursuant to applicable law, the Restated Certificate will become effective twenty days after the distribution of an information statement to all of the Company’s stockholders and after the filing of the Restated Certificate with the Delaware Secretary of State. The Company filed a preliminary information statement on Schedule 14C with the Securities and Exchange commission on November 11, 2019 related to the Restated Certificate.

On November 13, 2019 the Company's Board of Directors (the “Board”) accepted the resignation of Sam Pitroda, as the Company's current Chief Executive Officer. Mr. Pitroda will continue to serve as the Company's Chairman of the Board. In connection with Mr. Pitroda's resignation as Chief Executive Officer, Mr. Pitroda agreed to the cancellation of an option grant approved of by the Board on May 31, 2018. Such cancelled option grant entitled him to an option to purchase 7,000,000 shares of the Company's common stock at an exercise price of $2.08 per share and was subject to certain vesting conditions. In connection with Mr. Pitroda's agreement to continue to serve as Chairman of the Board, the Board, on November 13, 2019, also approved of a grant of a stock option to purchase 3,000,000 shares of the Company's common stock at an exercise price of $0.54 per share. 1,500,000 shares subject to such option were immediately exercisable upon grant, and 500,000 shares subject to such option will vest on the first, second and third anniversary, respectively, of such grant.

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

In June 2019 we received a technology development grant from the New York State Energy Research and Development Authority (NYSERDA) which could provide us with up to approximately $1.0 million in grant funding over time to assist in our research and developments activities. In addition, we may be obligated to pay a 1% royalty based upon future revenue generated by us.

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

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenue was $58,000 for the three months ended September 30, 2019. Revenue for the three months ended September 30, 2019 was the grant income that we received from NYSERDA.

General and administrative expenses were approximately $1.1 million for the three months ended September 30, 2019 as compared to approximately $1.2 million for the three months ended September 30, 2018.

Legal and professional fees were approximately $60,000 for the three months ended September 30, 2019 as compared to approximately $103,000 for the three months ended September 30, 2018. The decrease in legal and professional fees was mainly due to lower public company related costs.

Research and development expenses were approximately $101,000 for the three months ended September 30, 2019 as compared to approximately $372,000 for the three months ended September 30, 2018. The decrease in research and development expenses mostly relates to amortization of research and development prepaid expenses of $79,000 and a $125,000 gift to an university in support of research program during the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenue was $58,000 for the nine months ended September 30, 2019. Revenue for the nine months ended September 30, 2019 was the grant income that we received from NYSERDA.

General and administrative expenses were approximately $3.2 million for the nine months ended September 30, 2019 as compared to approximately $3.4 million for the nine months ended September 30, 2018.

Legal and professional fees were approximately $229,000 for the nine months ended September 30, 2019 as compared to approximately $364,000 for the nine months ended September 30, 2018.

Research and development expenses were approximately $399,000 for the nine months ended September 30, 2019 as compared to approximately $837,000 for the nine months ended September 30, 2018. The decrease in research and development expenses mostly relates to amortization of research and development prepaid expenses of $500,000 and a $225,000 gift to an university in support of research program during the nine months ended September 30, 2018 and stock-based expenses of $59,000 and $(245,000) during the nine months ended September 30, 2019 and 2018, respectively.

Net loss attributable to non-controlling interest was $0 for the nine months ended September 30, 2019 as compared to net loss attributable to non-controlling interest of approximately $155,000 for the nine months ended September 30, 2018, with such change resulting from our purchase of all of the outstanding shares of our former subsidiary, Clean Lithium Corporation.

Going Concern

The Company’s condensed financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed financial statements, the Company had an accumulated deficit of approximately $29.4 million at September 30, 2019, a net loss of approximately $3.8 million and approximately $1.2 million net cash used in operating activities for the nine months ended September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Liquidity and Capital Resources

Long-term restricted cash deposits at September 30, 2019 includes $35,000 of cash deposited with Chase Bank (“Chase”) as collateral for an irrevocable standby letter of credit associated our Yonkers office lease. The letter of credit expires during 2025 which coincides with the expiration of the Yonkers office lease.

As of September 30, 2019, we had an accumulated deficit of approximately $29.4 million and working capital deficit of approximately $586,000.

We have limited funds to continue our operating activities. Future operating activities are expected to be funded by loans and investments from officers, directors and stockholders, until we begin to generate cash flows from operations.

The table below sets forth selected cash flow data for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(1,169)	$(3,018)
Net cash used in investing activities	(56)	(180)
Net cash provided by financing activities	970	3,700
Net (decrease) increase in cash and restricted cash	$(255)	$502

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

In connection with this lease, we obtained an Irrevocable Standby Letter of Credit (the “Letter of Credit”) from Chase Bank for a sum not exceeding $150,000. The Company has deposited this amount with Chase Bank as collateral for the Letter of Credit and recorded the amount as restricted cash and long-term restricted cash in the balance sheets. During the nine months ended September 30, 2019, $15,000 restricted cash was released to the Company.

As of September 30, 2019, contractual minimal lease payments are as follows (in thousands):

2019	$53
2020	215
2021	219
2022	222
2023	225
2024	229
2025	58
Total	$1,221

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer, and our Principal Financial and Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with limited staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

alpha-En Corporation

Date: November 14, 2019

By:	/s/ Jerome I. Feldman
Jerome I. Feldman
Executive Chairman and Treasurer
(principal executive officer)

Date: November 14, 2019

By:	/s/ Nathan J. Wasserman
Nathan J. Wasserman
Chief Financial Officer (principal financial and accounting officer)

