Form 10-K
period 2025-12-31
alpha-En Corp
filed 2026-10-09
CIK 1023298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to _____________

Commission file number: 001-12885

ALPHA-EN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4622429
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 North Drive, Hopewell Junction, New York	12533
(Address of Principal Executive Offices)	(Zip Code)

(914) 269-8621

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ALPE	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes     ☒ No

Indicate by check mark the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10,787, based on a closing price of $0.0003 per share on that date and 35,956,273 shares of common stock held by non-affiliates. For purposes of this calculation, shares held by National Resources Lithium LLC, our principal shareholder (“NRL”), and by the Company’s directors and executive officers were excluded as shares held by affiliates.

As of October 9, 2026, there were 72,929,947 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Annual Report on Form 10-K (this “Report”) is a comprehensive annual report of alpha-En Corporation (the “Company,” “Alpha-En,” “we,” “us,” or “our”) for the fiscal year ended December 31, 2025, and also provides information relating to our fiscal years ended December 31, 2023 and December 31, 2024 (together, the “Affected Periods”). We are filing this comprehensive Report in order to become current in our reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our last periodic report filed with the Securities and Exchange Commission (the “SEC”) was our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, filed on November 14, 2019. We have not filed annual or quarterly reports for the periods after that date. The Company did not file Annual Reports on Form 10-K for the fiscal years ended December 31, 2019 through December 31, 2024, or Quarterly Reports on Form 10-Q for the quarterly periods during the years 2020 through 2025. This delinquency resulted from the departure of the Company’s technical and accounting staff during 2020 through 2022, limited financial resources, and the effective suspension of operations until the Company was re-staffed and resumed limited operations beginning in August 2022, when Dr. Landon Oakes joined as Chief Technology Officer.

This Report includes audited financial statements as of December 31, 2025, 2024 and 2023. This Report also contains the information and disclosures that stockholders would otherwise have received in the Company’s delinquent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the Affected Periods. In the interest of complete and current disclosure, this Report includes material information regarding developments occurring after December 31, 2025 through the filing date of this Report.

We have not filed, and do not intend to file, separate Annual Reports on Form 10-K for the fiscal years ended December 31, 2019, 2020, 2021, 2022, 2023, 2024 or 2025, or Quarterly Reports on Form 10-Q for the quarterly periods during the years ended December 31, 2020, 2021, 2022, 2023, 2024 or 2025. The Company believes that filing this comprehensive Report is the most efficient means of providing stockholders with current audited financial statements and updated disclosure while restoring compliance with its reporting obligations under the Exchange Act.

Investors should rely only on the financial information and other disclosures regarding the Company contained in this Report and in documents filed by the Company with the SEC after the date of this Report. Information contained in the Company’s previously filed periodic reports, registration statements and other SEC filings may no longer reflect the Company’s current business, financial condition, capitalization, management, operations or prospects and should not be relied upon except to the extent specifically updated by this Report or a subsequent SEC filing. Our previously filed periodic reports and registration statements should not be relied upon for current information about the Company.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “should,” “will” and similar expressions that concern our prospects, objectives, strategies, plans or intentions. All statements made relating to our operating and growth strategies, technology development, commercialization plans, government funding, customer relationships and future growth prospects are forward-looking statements.

These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those expected. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Report. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1. Business

Overview

Alpha-En Corporation, a Delaware corporation (the “Company”), is a development-stage clean technology company focused on developing and commercializing a proprietary process for the production of high-purity lithium metal and cell-ready lithium metal battery electrodes in an environmentally friendly manner. Our core technology, which we refer to as Reductive Lithium Extraction (“RLE”), directly converts lithium raw materials — including brine-derived solutions, recycled lithium-ion battery solutions and dissolved lithium carbonate — into thin films of lithium metal suitable for use as battery anodes. The RLE process operates at room temperature, functions simultaneously as a lithium extraction and a thin-film deposition technique, and is designed to simplify the lithium supply chain and enable its domestic capture by circumventing the high-temperature refining and transportation steps typically carried out overseas.

We have no commercial product revenues and our business remains in the development stage. Since 2023, our operations have consisted primarily of research and development activities funded principally by federal and state government awards, together with private investment, and activities related to re-establishing compliance with our public reporting obligations. We have not commenced commercial production of lithium metal or lithium battery electrodes, and there can be no assurance that our development activities will result in commercially viable products or processes.

Corporate Information and Development of the Business

Since 2008, the Company has been focused on efforts to develop a business centered around the commercial manufacturing of highly pure lithium metal, a raw material for use in lightweight, high energy density batteries. From 2017 through November 2022, we operated an office and laboratory facility in Yonkers, New York. Following significant financial difficulties, our research team departed in 2020, and the Company was effectively non-operational for portions of 2020 through mid-2022. In August 2022, Dr. Landon Oakes joined the Company as Chief Technology Officer, and in November 2022 we relocated our operations to our current laboratory and office facility at 200 North Drive, Hopewell Junction, New York 12533.

Beginning in 2023, we rebuilt our technical operations around the RLE technology, supported by a series of competitively awarded government research and development awards described below, and by funding from NRL, our principal stockholder.

In September 2024, NRL acquired approximately 45% of the Company's outstanding common stock under a stock purchase agreement, dated September 3, 2024 (the “Stock Purchase Agreement”), in exchange for the settlement of related-party obligations and the provision of rent-free laboratory and office space, and NRL has since funded the Company's non-SBIR operating expenses through advances. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our Technology

Traditionally, industrial production of lithium metal has involved the electrolysis of molten chloride salts at temperatures at or above 400° Celsius, a process that is energy intensive, produces chlorine gas as a byproduct and requires highly pure feedstock. Thin-film lithium metal for battery applications is then typically produced by extrusion and rolling of bulk lithium metal, which limits the thinness, width and length of the foils that can be produced.

Our proprietary RLE process extracts lithium from aqueous solutions at room temperature using an applied voltage and deposits it directly as a thin film of lithium metal on a substrate, producing a cell-ready electrode in a single step. Although the technology remains under development, based on results to date, we believe the advantages of our process and products include:

•	feedstock flexibility, including brine-derived solutions, recycled lithium-ion battery solutions and various grades of lithium carbonate, enabling the use of domestic lithium raw materials;
•	room-temperature operation with lower energy requirements and substantially reduced greenhouse gas emissions compared to conventional high-temperature refining;
•	the potential production of battery-grade thin-film lithium metal;
•	the ability to produce lithium films thinner than those obtainable from conventional extrusion and rolling, enabling higher energy density battery designs;
•	elimination of the need to transport and store hazardous bulk lithium metal, because lithium can be refined and coated in-line at the site of cell manufacturing; and
•	tunable control over the surface chemistry of the deposited lithium metal via the organic electrolyte used in the electrodeposition.

Our development efforts have progressed from bench-scale demonstrations toward a process capable of continuous operation, with a roll-to-roll RLE demonstration achieved in November 2025. As of the date of this Report, the Company has not generated revenue from the commercialization of RLE technology and continues to focus on technology validation, process scale-up and commercial partner engagement activities.

Government Awards and Contracts

Our research and development activities during the periods covered by this Report have been funded principally through the following federal and state awards. These awards have provided a significant source of funding for the Company's development-stage operations and technology development efforts, although future funding remains subject to compliance with applicable award requirements and, in certain cases, the achievement and approval of specified milestones.

U.S. Department of Energy SBIR Fast-Track Phase I and Phase II (Award No. DE-SC0024052).

Awarded in June 2023 for the project “Simultaneous Lithium Extraction and Thin-Film Deposition of Lithium Metal for Low-Cost, High-Energy Anodes from Brine Resources.” Total government share of $1,352,572 with no required cost share. The award period of performance was July 10, 2023 through April 9, 2026, and the award is complete.

U.S. Department of Defense (Army) SBIR Phase I Contract No. W51701-25-C-A020.

Firm-fixed-price research and development contract under Topic No. A244-P063 (“Battery Focused Open Topic”) with a total value of $249,936, supporting adaptation of the RLE process for thick-film lithium metal anodes for Army primary battery applications. The contract was signed on March 13, 2025, with a period of performance beginning April 9, 2025 and a contract completion date of January 9, 2026. The technical period of performance has concluded. The funded contract line items consisted of $208,279.95 for five monthly technical status reports and $41,656.01 for the final scientific and technical report, invoiced through the Wide Area Workflow (WAWF) system upon submission and acceptance of each deliverable.

NYSERDA Agreement No. 138288.

Agreement with the New York State Energy Research and Development Authority for the project “High Purity Thin Film Lithium Metal Anodes,” originally dated March 20, 2019 and amended October 19, 2023 to revise the statement of work and milestone payment schedule and to update the Project Director to Dr. Landon Oakes. The revised milestone schedule provides for total project costs of $1,999,608, consisting of a NYSERDA share of $999,608, an alpha-En cost share of $982,250 and a CUNY subcontractor cost share of $17,750. Funding is payable upon completion of specified milestones. The project is complete. NYSERDA milestone payments are received upon NYSERDA’s approval of the corresponding milestone deliverables under the revised milestone payment schedule.

Empire State Development / NYSTAR Innovation Matching Grants Program (Project No. 138,181).

Award letter dated July 11, 2024 in the amount of $199,726, providing state matching funds associated with our federal SBIR award. The federal project period is April 10, 2024 through April 9, 2026, with a total project budget of $1,352,572. Disbursement is subject to execution of a Grant Disbursement Agreement (“GDA”) and related documentation requirements. The Grant Disbursement Agreement, dated March 28, 2025, has been executed and uploaded to the Empire State Development portal, and the Company received the initial 50% tranche of $99,863 in May 2025. The remaining $99,863 is payable upon project completion and documentation of eligible project costs.

NYSERDA ClimateTech Expertise Network (“CEN”) Vendor Services Program.

Agreement dated May 15, 2025 with Columbia University under the NYSERDA ClimateTech Expertise Network program, providing reimbursement of 100% of eligible third-party vendor costs, up to $5,000. Eligible costs include services supporting the Company’s lithium extraction and lithium metal anode fabrication activities, including prototype design, design for manufacturing, accounting and bookkeeping, marketing and branding, graphic design, website development, technoeconomic analysis, and market research. The project period was May 16, 2025 through September 30, 2025. Reimbursement was payable in two 50% installments, with the first installment payable upon submission of the applicable vendor invoice or purchase order and the remaining installment payable upon submission of documentation evidencing completion of the vendor services. The Company completed the required final reporting and submitted documentation evidencing completion of the project. The Company received reimbursement of eligible vendor costs totaling $5,000.

Hudson Valley Technology Development Center / MTEC

The Company entered into a one-year project agreement, dated June 2024 and effective September 1, 2024, with the Manufacturing and Technology Enterprise Center (“MTEC”), a division of the Hudson Valley Technology Development Center, to support the development of a prototype system for applying ultra-thin lithium metal coatings to battery electrodes. Under the agreement, the Company received grant support for MTEC design and mentoring services, reimbursement of eligible engineering costs, and equipment purchases. The project provides for total grant-funded support of up to $35,000. Grant income is recognized as the related eligible costs are incurred and the applicable conditions are satisfied.

NYSERDA Agreement No. 261772.

Agreement, effective December 19, 2025, with the New York State Energy Research and Development Authority for the project "Lithium Manufacturing Platform to Accelerate Advanced Battery Commercialization," under NYSERDA's Power Generation and Storage Innovation program. Total project costs are budgeted at $705,806, consisting of a NYSERDA share of $350,408 and an alpha-En cost share of $355,398. Funding is payable upon NYSERDA's approval of specified milestone deliverables under the agreement's milestone payment schedule. The project period runs from December 19, 2025 through December 31, 2027, with an expiration date of February 29, 2028.

These awards subject us to significant compliance obligations, including technical progress reporting, federal financial reporting (SF-425), invention and patent reporting, limits on rebudgeting, restrictions on use of funds, audit rights and closeout requirements. Failure to comply with applicable award requirements could result in the loss of funding, repayment obligations, disallowance of costs, termination of awards or other adverse consequences.

Commercialization Strategy

Our planned core product is an RLE coating unit — a licensed manufacturing system installed and operated at a battery cell manufacturer’s facility that converts domestic lithium raw materials directly into cell-ready lithium metal electrodes. Our contemplated revenue model includes up-front license fees and per-kilowatt-hour royalties on cells produced using our technology, and we may also pursue direct sales of lithium metal as an interim revenue source. We are pursuing joint development agreements with battery cell manufacturers and are engaged with multiple potential commercial partners under non-disclosure agreements. As of the date of this Report, no joint development agreement has been executed.

Competition

The market for lithium and lithium metal products is highly competitive. Conventional lithium metal refining is performed by established producers, including Albemarle and Ganfeng Lithium, using electrowinning of lithium chloride salts, and thin-film lithium foil is produced by extrusion/rolling and physical vapor deposition by companies including Albemarle, Goodfellow, Ganfeng, Elevated Materials and ULVAC. Most of our competitors have substantially greater financial resources, manufacturing capacity, research and development capability and marketing resources than we do. China accounted for approximately 70% of global lithium refining capacity in 2024 and was expected to hold over 90% of global battery-grade lithium metal production capacity in 2025.

Intellectual Property

We rely on a combination of patents, patent applications, trade secrets and know-how to protect our technology. Our patent portfolio relates to the electrolytic production of lithium metal from lithium carbonate and other lithium salts, the production of high-purity lithium metal using selective lithium-ion-conducting barrier layers, and systems for continuous lithium plating with electrolyte regeneration. The Company owns the following issued patents:

High purity lithium and associated products and processes (U.S. Patent No. 10,177,366).

Filed May 20, 2016, claiming priority to May 30, 2015; issued January 8, 2019; expires January 8, 2037. Covers lithium metal products having a purity of at least 99.96% by weight on a metals basis, obtained by electrolysis using a selective lithium-ion-conducting layer, and the associated process.

High purity lithium and associated products and processes (U.S. Patent No. 10,615,403).

A continuation in the same family; filed November 22, 2017; issued April 7, 2020; expires October 23, 2036. Covers lithium metal products of greater than 99.96% purity produced using an ion-selective glass-ceramic barrier to extract lithium from lithium salts.

High purity lithium and associated processes (U.S. Patent No. 11,076,981).

A continuation in the same family; filed October 15, 2018; issued August 3, 2021. This patent expired on August 3, 2025 as a result of non-payment of a maintenance fee. The Company has filed a petition with the U.S. Patent and Trademark Office seeking reinstatement of the patent on the basis that the delay in payment was unintentional; the petition is pending. If reinstated, the patent would expire on September 23, 2036. Covers lithium metal products produced through electrolysis using a selective lithium-ion-conducting glass-ceramic layer.

High purity lithium and associated products and processes (Hong Kong Patent No. HK1248776 B).

The Hong Kong patent covering the production of high-purity lithium metal using the Company's proprietary lithium processing technology that was filed on May 20, 2016, granted on April 1, 2021 and scheduled to expire on May 20, 2036.

Producing lithium (Australian Patent No. 2015287769 B2).

Filed July 9, 2015, claiming priority to July 10, 2013; granted March 12, 2020; expires July 9, 2035. Covers an electrolytic process and cell for the continuous production of lithium metal from lithium carbonate or other lithium salts using an aqueous acid electrolyte, in which a composite barrier layer between the cathode and the electrolyte permits lithium metal to be produced while isolating it from the electrolyte.

Lithium producing tank and method (Japanese Patent No. 6866289 B2).

The Japanese counterpart of the Australian patent; filed July 9, 2015; granted April 28, 2021; expires July 9, 2035. Covers a lithium-generation tank employing a composite layer of lithium-ion-conducting glass-ceramic material and a barrier film to separate the lithium metal produced from the acid electrolyte.

System and process for producing lithium (U.S. Patent No. 12,018,397).

Filed July 28, 2021, claiming priority to January 22, 2018; issued June 25, 2024; expires March 20, 2039. Covers a decoupled plating system and process in which an organic electrolyte is circulated through a plating tank where lithium plates onto a substrate, and the spent electrolyte is regenerated in separate lithium replenishment cells that selectively transfer lithium ions from an aqueous electrolyte into the organic electrolyte while keeping the two electrolytes separated.

The Company also maintains internally developed know-how and trade secrets. No patent costs have been capitalized, and no value is reflected on the balance sheet for the Company's intellectual property. Our intellectual property matters are managed by Haynes and Boone LLP and were previously managed by Leason Ellis LLP. Under the patent rights clauses of the Company’s government awards, inventions conceived or first actually reduced to practice in the performance of work under those awards are subject to assignment to the Company, and the Company retains title to such inventions subject to the rights of the funding agency.

In addition, two pending patent applications relating to the electrodeposition of lithium metal films — U.S. Application No. 19/596,808 (Systems and Methods for Producing a Lithium Film, a national-stage entry of PCT/US2024/060061) and International Application No. PCT/US2025/027703 (Electrolyte Composition for Efficient Electrodeposition of Lithium Metal Films) — are held by Oak Fang Lithium LLC, an entity wholly owned by our Chief Technology Officer, Dr. Landon Oakes. In December 2024, with the approval of our Board of Directors, the Company assigned its interest in the underlying provisional applications to Dr. Oakes pending execution of an employment agreement containing an equity component. In May 2025, Dr. Oakes assigned his interest in these patent families to Oak Fang Lithium LLC. The Company continues to bear the costs of prosecuting these applications. . Dr. Oakes has agreed to cause Oak Fang Lithium LLC to assign these applications to the Company upon execution of an employment agreement containing an equity component; that agreement has not yet been executed, and the Company therefore does not currently own these applications. The inventions underlying these two patent families were conceived and first actually reduced to practice outside the planned and committed research activities under the Company’s government-funded awards. Accordingly, the Company believes these inventions are not subject inventions under those awards.

Human Capital Management

As of December 31, 2025, we had five (5) employees. None of our employees is covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also engage consultants on an as-needed basis, including for technology development and commercialization advisory services.

Available Information

We file annual, quarterly and current reports and other information with the SEC. The SEC maintains an internet site, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our website is https://alpha-encorp.com, and copies of our SEC filings are made available free of charge at https://alpha-encorp.com/filings/ as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Information contained on, or accessible through, our website is not incorporated by reference into this Report and should not be considered part of this Report.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item 1A.

Item 1B.

Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We maintain basic cybersecurity controls appropriate to the size and complexity of our business, including firewalls, endpoint protection and access controls. We rely on third-party providers for certain information technology services, including hosted email and accounting systems, and we consider risks associated with these providers as part of our overall assessment of cybersecurity risk. Management periodically evaluates cybersecurity risks, including risks associated with third-party service providers, and assesses whether additional safeguards or controls are appropriate based on the Company's operations and resources. We have an incident response approach that includes escalation to management and, in the event of a potentially material incident, to outside counsel. Given the size of the Company and the nature of its operations, cybersecurity responsibilities are not assigned to a dedicated chief information security officer or cybersecurity committee. As of the date of this Report, we are not aware of any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, our business strategy, results of operations or financial condition.

Governance

Our board of directors oversees cybersecurity risk as part of its general oversight of the Company’s risk management and receives periodic updates from management on cybersecurity matters.

Management has not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition.

Item 2. Properties.

Our principal executive offices and laboratory are located at 200 North Drive, Hopewell Junction, New York 12533, in a building owned by an affiliate of NRL, our principal stockholder. Under the Stock Purchase Agreement, this office and laboratory space is provided to the Company rent-free for a period of up to five years as part of the consideration for the 32,800,000 shares of common stock issued to NRL. There is no separate written lease for the facility. The fair value of the rent-free space is recorded as a deemed capital contribution in each period. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Recent Sales of Unregistered Securities” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.” We believe our current facilities are adequate for our present needs.

Item 3. Legal Proceedings.

We are not currently a party to any material pending legal proceedings. To our knowledge, no material legal proceedings are threatened against the Company, its directors or executive officers in their capacities as such. From time to time, we may become involved in legal proceedings arising in the ordinary course of business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock have historically been quoted on the OTC Markets under the symbol “ALPE.” As a result of the Company’s reporting delinquency, quotation may be limited or unavailable under Rule 15c2-11. Any market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. There can be no assurance that an active trading market for our common stock currently exists or will develop following the filing of this Report.

Holders

As of October 2, 2026, there were approximately 142 holders of record of our common stock, consisting of 107 holders of record on the books of our transfer agent, excluding Cede & Co., the nominee of The Depository Trust Company (“DTC”), and 35 DTC participants that held an aggregate of 8,104,447 shares through Cede & Co. as reflected in a DTC security position report as of that date.

Dividends

We have never paid, and do not expect to pay in the foreseeable future, a dividend on our common stock. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Our ability to pay dividends in the future may be limited by our financial condition, contractual arrangements and applicable law.

Our Series A Preferred Stock is entitled to accrue cumulative dividends at a rate equal to 10.0% simple interest per annum on the original issue price of $1,000 per share. As of December 31, 2025, dividends accrued and outstanding on the Series A Preferred Stock totaled $2,938,800.

Our Series B Preferred Stock is also entitled to accrue cumulative dividends at a rate equal to 10.0% simple interest per annum on the original issue price of $1,000 per share. As of December 31, 2025, dividends accrued and outstanding on the Series B Preferred Stock (870 shares outstanding) totaled $585,510.

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2025, 2024 and 2023, the Company issued shares of common stock that were not registered under the Securities Act. Based on the Company’s shareholder register, common shares outstanding increased from 39,629,947 at December 31, 2022 to 72,929,947 at December 31, 2025.

The following summarizes the issuance of unregistered securities during the years ended December 31, 2025, 2024 and 2023:

Fiscal 2025

During the year ended December 31, 2025, the Company did not issue any unregistered securities.

Fiscal 2024

On September 3, 2024, the Company issued 32,800,000 shares of common stock to NRL, the Company’s principal stockholder, pursuant to the Stock Purchase Agreement. The shares were issued for aggregate consideration consisting of:

•	the extinguishment of $1,708,459 of accounts payable – related party owed to an affiliate of NRL for back rent and unamortized tenant improvements under the Company’s former Yonkers, New York lease;
•	a $1,000,000 credit against amounts due to NRL for cash advances and operating costs, including officer and staff salaries, paid by NRL on the Company’s behalf; and
•	the provision of rent-free laboratory and office space at 200 North Drive, Hopewell Junction, New York for a period of up to five years.

Fiscal 2023

On March 7, 2023, the Company issued 500,000 shares of common stock to an investor for $50,000.

The Company believes these issuances were exempt from registration under Section 4(a)(2) of the Securities Act and/or Regulation D thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock during the fiscal years ended December 31, 2023, 2024 or 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

Alpha-En is a development-stage company focused on commercializing our proprietary Reductive Lithium Extraction (RLE) process for the production of high-purity lithium metal and cell-ready lithium metal electrodes. Our operations during the periods presented consisted primarily of research and development activities funded by government awards, together with activities required to maintain the Company and to re-establish compliance with our SEC reporting obligations. We have not generated any commercial revenue from our technology, and our operating results have been driven principally by research and development activities, grant and contract funding, and expenses associated with maintaining our public company status and rebuilding our operations.

The Company has been delinquent in its Exchange Act reporting since the fiscal year ended December 31, 2019. This Report is a comprehensive annual report intended to bring the Company current in its reporting obligations, and accordingly the discussion below addresses our results of operations and financial condition for the fiscal years ended December 31, 2025, 2024 and 2023. See the Explanatory Note at the beginning of this Report.

Recent Developments

Re-engagement with SEC reporting.

On March 18, 2026 we engaged WWC, P.C. as our independent registered public accounting firm to audit our financial statements for the fiscal years ended December 31, 2023, 2024 and 2025, and commenced preparation of this comprehensive Report.

Pilot unit development and partnerships.

We are continuing to develop our pilot Reductive Lithium Extraction coating unit. We are engaged with multiple battery cell manufacturers under non-disclosure agreements regarding potential joint development agreements, although no such agreement has been executed as of the date of this Report. The execution of one or more joint development agreements and the further scale-up of the RLE process remain important milestones in our commercialization strategy.

Results of Operations

The focus of the Company’s business has been developing new technologies for manufacturing highly pure lithium metal, a raw material for use in lightweight, high energy density batteries, in an environmentally friendly manner for commercial purposes. The Company is still in the early stages of research and development and product testing. Therefore, period over period comparisons of our results of operations are not indicative of future results.

Because the Company has not generated product revenue and remains in the development stage, management believes that operating expenses, grant and contract income, liquidity and capital resources are the most meaningful indicators for understanding the Company’s operating performance.

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2025, 2024 and 2023, which are included herein.

Our results of operations for the years ended December 31, 2025, 2024 and 2023 are summarized below:

	Years Ended
	December 31,			2025 vs 2024	2024 vs 2023
	2025	2024	2023	Change	Change
Revenue	$-	$-	$-	$-	$-
Operating expenses	1,498,594	1,047,421	780,171	451,173	267,250
Net loss from operating	(1,498,594)	(1,047,421)	(780,171)	(451,173)	(267,250)
Other income (loss)	851,910	(389,122)	303,931	1,241,032	(693,053)
Net loss	$(646,684)	$(1,436,543)	$(476,240)	$789,859	$(960,303)

Revenue / Grant Income

To date, we have not generated any revenue and we may not generate any revenue from the sale of products or from other sources in the near future.

Operating Expenses

	Years Ended
	December 31,			2025 vs 2024	2024 vs 2023
	2025	2024	2023	Change	Change
General and administrative	$450,132	$218,538	$189,840	$231,594	$28,698
Rent expense - related party	179,781	176,256	172,800	3,525	3,456
Payroll and management fee	640,865	524,990	233,618	115,875	291,372
Professional fees	227,816	127,637	183,913	100,179	(56,276)
	$1,498,594	$1,047,421	$780,171	$451,173	$267,250

The increase in operating expenses was primarily attributed to increases in payroll and management compensation and general and administrative expenses.

General and administrative

General and administrative expenses consist primarily of laboratory supplies, travel, insurance, office-related expenses and other administrative costs. General and administrative expenses increased during 2025 compared to 2024 primarily due to higher laboratory supply expenses and other operational expenses associated with increased research and development activities. General and administrative expenses increased during 2024 compared to 2023 primarily due to higher supply and insurance expenses.

Payroll and management fee

Payroll and management compensation increased during 2025 compared to 2024 primarily due to an increase of approximately $92,000 in salaries and $17,500 in management fees, and increased during 2024 compared to 2023 primarily due to an increase of approximately $295,000 in salaries as the Company rebuilt its technical staff to support its government-funded research and development programs, partially offset by a decrease of approximately $24,000 in management fees.

Professional fees

The professional fees are primarily legal, accounting, consulting and transfer agent fees. Professional fees increased during 2025 compared to 2024 primarily due to an increase of approximately $66,000 in accounting, audit and legal fees associated with the audit of the Company’s financial statements for the years ended December 31, 2023, 2024 and 2025 and the preparation of this Report, and an increase of approximately $34,000 in intellectual property costs, including patent prosecution and maintenance costs and the costs of the petition to reinstate U.S. Patent No. 11,076,981. Professional fees decreased during 2024 compared to 2023 primarily due to lower legal and consulting fees.

Other income (expense)

The following table summarizes government grant and contract income recognized during the years ended December 31, 2025, 2024, and 2023:

	Years Ended
	December 31,			2025 vs 2024	2024 vs 2023
	2025	2024	2023	Change	Change
DOE SBIR	$608,632	$470,272	$141,823	$138,360	$328,449
DoD SBIR	208,280			208,280	-
NYSERDA	16,266	39,864	162,108	(23,598)	(122,244)
Hudson Valley Technology Development Center	11,400	-	-	11,400	-
Columbia University / NYSERDA CEN	5,000	-	-	5,000	-
	$849,578	$510,136	$303,931	$339,442	$206,205

Grant income in 2025 was derived primarily from the DOE SBIR Fast-Track award ($608,632) and the U.S. Army SBIR Phase I contract ($208,280), with the balance from NYSERDA milestone payments, the Hudson Valley Technology Development Center award and the Columbia University / NYSERDA ClimateTech Expertise Network program. Grant income in 2024 and 2023 was derived primarily from the DOE SBIR Fast-Track award and NYSERDA milestone payments. The initial $99,863 tranche received in May 2025 under the Empire State Development / NYSTAR Innovation Matching Grant was recorded as deferred grant income at December 31, 2025 and has not been recognized as income, because the related project completion and documentation requirements had not been satisfied.

In 2024, the Company recognized a loss on settlement of debt of approximately $899,000. The 2024 settlement of debt related to accounts payable and amounts due to a related party, settled in exchange for the issuance of 32,800,000 shares of the Company's common stock.

Net Loss

The net loss for the year ended December 31, 2025, decreased by approximately $790,000 as compared to the year ended December 31, 2024, primarily due to the increase in other income offset by the increase in operating expense.

The net loss for the year ended December 31, 2024, increased by approximately $960,000 as compared to the year ended December 31, 2023, primarily due to the increase in operating expenses and other expense offset by the increase in grant income.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses and negative cash flows from our operations. Our net loss was approximately $647,000, $1.4 million and $476,000 for the years ended December 31, 2025, 2024 and 2023, respectively. During the periods presented, our operations were funded principally by government grant and contract income and by advances from, and operating expenses paid on our behalf by NRL, our principal stockholder. We did not complete any debt or equity offering during fiscal 2025, 2024 or 2023.

Working Capital

	December 31,	December 31,	December 31,	2025 vs 2024	2024 vs 2023
	2025	2024	2023	Change	Change
Current Assets	$24,007	$70,297	$79,170	$(46,290)	$(8,873)
Current Liabilities	534,762	114,149	2,470,452	420,613	(2,356,303)
Working Capital (Deficiency)	$(510,755)	$(43,852)	$(2,391,282)	$(466,903)	$2,347,430

As of December 31, 2025, 2024 and 2023, the current assets consisted of cash of $5,729, $54,666 and $57,914, prepaid expenses of $18,278, $15,631 and $0 and grant receivable of $0, $0, and $21,256, respectively.

As of December 31, 2025, 2024 and 2023, the current liabilities consisted of accounts payable and accrued liabilities of $132,457, $9,972 and $32,316, accounts payable -related party of $0, $0, and $ 1,708,459, due to related parties of $302,442, $104,177 and $729,677 and deferred grant income of $99,863, $0 and $0, respectively.

The increase in working capital deficiency in 2025 was primarily due to an increase in due to related parties, accounts payable and accrued liabilities, deferred grant income and a decrease in cash.

The decrease in the working capital deficiency in 2024 was primarily due to a decrease in amounts due to a related party and accounts payable -related party which were settled through the issuance of 32,800,000 shares of the Company's common stock.

Cash Flows

For the years ended December 31, 2025, 2024 and 2023

	Years Ended
	December 31,			2025 vs 2024	2024 vs 2023
	2025	2024	2023	Change	Change
Cash used in operating activities	$(157,202)	$(285,248)	$(42,156)	$128,046	$(243,092)
Cash provided by financing activities	108,265	282,000	100,070	(173,735)	181,930
Net change in cash for the period	$(48,937)	$(3,248)	$57,914	$(45,689)	$(61,162)

Operating Activities

We have not generated positive cash flows from operating activities.

For the year ended December 31, 2025, net cash flows used in operating activities consisted of a net loss of $647,000, reduced by deemed capital contribution of $180,000, and decreased by net changes in operating assets and liabilities of $310,000.

For the year ended December 31, 2024, net cash flows used in operating activities consisted of a net loss of $1.4 million, reduced by deemed capital contribution of $176,000 and loss on settlement of debt of $899,000, and decreased by net changes in operating assets and liabilities of $76,000.

For the year ended December 31, 2023, net cash flows used in operating activities consisted of a net loss of $476,000, reduced by deemed capital contribution of $173,000, and decreased by net changes in operating assets and liabilities of $261,000.

Investing Activities

We did not use any funds for investing activities during the year ended December 31, 2025, 2024 and 2023.

Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities consisted of $165,000 advance from a related party and repayments to a related party of $56,500.

For the year ended December 31, 2024, net cash provided by financing activities consisted of $337,000 advance from a related party and repayments to a related party of $55,000.

For the year ended December 31, 2023, net cash provided by financing activities consisted of $145,000 advance from a related party and repayments to a related party of $45,000.

Going Concern

As reflected in the financial statements, the Company had an accumulated deficit of approximately $35.7 million and a negative working capital of approximately $511,000 at December 31, 2025. For the years ending December 31, 2025, 2024 and 2023, the Company had a net loss of approximately $647,000, $1.4 million, and $476,000, respectively, and net cash used in operating activities of approximately $157,000, $285,000 and $42,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management’s plans to address these conditions also include continued funding under the Company’s government grants and contracts; continued funding from NRL, the Company’s principal stockholder, which has historically funded, and has indicated its intention to fund, the Company’s non-SBIR (Small Business Innovation Research) operating expenses through commercialization, contingent on the continued service of Dr. Landon Oakes as Chief Technology Officer; and the pursuit of joint development agreements with battery cell manufacturers. NRL is not obligated to provide future funding, and there can be no assurance that NRL will continue to fund the Company's operations. There can be no assurance that these plans will be successful. If the Company is unable to obtain additional financing, secure continued support from NRL, obtain future government funding or successfully commercialize its technology, it may be required to significantly reduce or discontinue operations.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Contractual Obligations

As a smaller reporting company, we are not required to provide tabular disclosure of contractual obligations. At December 31, 2025, our principal obligations consisted of amounts due to related parties, including advances from NRL that were subsequently documented under the Loan and Security Agreement, Revolving Promissory Note and Patent Security Agreement dated August 19, 2026, and the amount owed to Mr. Feldman, each as described in “Item 13. Certain Relationships and Related Transactions, and Director Independence” and in Note 5 to the financial statements. We have no long-term debt, capital lease obligations, operating lease obligations or purchase obligations. Our cash position is not sufficient to fund our operations for the next twelve months without continued government funding and continued support from NRL, as described under “Going Concern” above.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to us, but which will only be resolved when one or more future events occur or fail to occur. In consultation with its legal counsel as appropriate, our management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we, in consultation with legal counsel, evaluate the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates a potentially material loss contingency is not probable, but is reasonably possible, or is likely, but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Known Trends, Events and Uncertainties

We will require additional external financing for the foreseeable future. Our ability to continue our development efforts depends on continued government funding, continued investment by our principal investor (which is contingent on the continued service of our Chief Technology Officer) and our ability to secure joint development agreements with commercial partners. The construction and operation of a larger pilot unit is a critical next step in demonstrating the commercial viability of the RLE process. Lithium market conditions, including commodity price volatility and the concentration of lithium refining capacity outside the United States, may affect demand for our technology and the availability of government support for domestic lithium supply chain initiatives. We are also subject to risks and costs related to our SEC reporting remediation, including audit, legal and compliance costs that are significant relative to the size of our operations.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), which require management to make estimates, judgments and assumptions that affect the amounts reported in our financial statements and accompanying notes.

While our estimates and assumptions are based on our knowledge of current events and on actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. For a discussion of the Company’s significant accounting policies, refer to Note 3 of Notes to Financial Statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item 7A.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-18 comprising a portion of this Report, which are incorporated by reference under this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to the material weaknesses in internal control over financial reporting described below and the Company’s failure to timely file its Exchange Act reports. These material weaknesses contributed to the Company’s inability to timely prepare and file periodic reports required under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on that assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to the following material weaknesses:

•	insufficient segregation of duties, oversight of work performed and lack of compensating controls in the Company’s finance and accounting functions due to limited personnel;
•	lack of formal written policies and procedures, process narratives, approval matrices and risk assessment processes to ensure the correct application of GAAP and SEC disclosure requirements;
•	potential for management override of controls given the Company’s thin staffing; and
•	reliance on ad hoc identification of new transactions and accounting matters rather than a formal financial reporting risk assessment process.

Notwithstanding these material weaknesses, management believes that the financial statements included in this Report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

Compensating Controls and Remediation

Given the Company’s very small size, management relies on compensating controls including direct management oversight; CFO review of bank activity, QuickBooks records, bank reconciliations and financial statements; management approval of significant disbursements; independent third-party payroll processing by Barry Schuyler Certified Public Accountants with management review of payroll inputs and reports; and board and management oversight of significant equity, grant and financing transactions.

Management intends to remediate the material weaknesses described above as resources permit, including by engaging outside accounting and SEC reporting support, documenting written accounting policies and procedures and approval matrices, implementing a formal financial reporting risk assessment process, and increasing board oversight of the financial reporting process. This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting, as such report is not required for non-accelerated filers. While these compensating controls help reduce certain risks, they do not fully remediate the material weaknesses described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2025, 2024 or 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth the names, ages, and positions of the Company’s executive officers and directors. Executive officers are elected annually by the Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board of Directors, or his successor is elected and qualified. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Title	Term
Landon Oakes	37	Chief Technology Officer	2022 to present
Lawrence Swonger	62	Director	2022 to present
Jerome Feldman	98	Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors	2006 to present

Set forth below is a description of the background and business experience of our directors and executive officers.

Executive Officers

Landon Oakes - Chief Technology Officer

Landon Oakes, Ph.D. has served as our Chief Technology Officer since August 2022 and serves as principal investigator on the Company’s government research awards. Prior to joining Alpha-En, Dr. Oakes served as a Battery Scientist and Senior Scientist at 24M Technologies Inc. from 2019 to 2021, where he focused on lithium metal battery cell development, battery materials, and scalable manufacturing processes. Dr. Oakes holds a Ph.D. in Materials Science from Vanderbilt University, an M.S. in Homeland Security Sciences from Western Kentucky University, and a B.A. in Mathematics from Western Kentucky University. During the past five years, Dr. Oakes has not served as a director of any other public company.

Lawrence Swonger – Director

Lawrence Swonger has served as a member of our board of directors since 2022. Mr. Swonger previously served as Chief Technology Officer of MXL Industries from December 2004 to April 2022. In connection with his experience with the Company, Mr. Swonger is an inventor of the Company’s core Reductive Lithium Extraction (“RLE”) technology and serves as a technical advisor to the Company with respect to pilot unit design and related technology developments. Mr. Swonger is also an owner-member of 3D2Reality LLC, in a non-working capacity.

Jerome Feldman – Chief Executive Officer, Chief Financial Officer and Chairman of the Board

Jerome Feldman has served as a member of our board of directors since 2006 and currently serves as our Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, positions he has held at various times since 2006. Mr. Feldman founded GP Strategies Corp. and served as its Chief Executive Officer from 1959 until April 2005.

Family Relationship

There are no family relationships among the directors and executive officers of the Company. The beneficiaries of The 2015 Feldman Daughters Trust include family members of Jerome Feldman; however, no beneficiary serves as a director or executive officer of the Company.

Board Committees

The Company does not maintain a separate audit, compensation or nominating committee, and the functions of such committees are performed by the board of directors as a whole. The Company is not required to maintain such committees because its securities are not listed on a national securities exchange.

Code of Ethics

The Company adopted a Code of Ethics and Business Conduct in December 2007, which was updated in March 2015. The Company’s Code of Ethics and Business Conduct remains in effect and is available to stockholders upon written request to the Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of the Company’s outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock and to furnish the Company with copies of those reports. Based solely on a review of the reports filed with the SEC and the Company’s records, the Company believes that the reports required to be filed under Section 16(a) by its directors, executive officers and greater-than-ten-percent beneficial owners with respect to fiscal years 2023, 2024 and 2025 were not filed on a timely basis. In particular, NRL did not file a Form 3 following its acquisition of 32,800,000 shares of common stock in September 2024, and Dr. Oakes and Mr. Swonger did not file Forms 3 upon becoming an executive officer and a director, respectively, in 2022.

Insider Trading Policy

The Company has adopted an Insider Trading Policy governing the purchase, sale and other dispositions of the Company's securities by directors, officers and employees that is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Report.

Item 11. Executive Compensation.

The following discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation policies and practices that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.

Mr. Feldman received no salary, bonus, equity or other compensation for his services in 2025, 2024 or 2023. Cash payments made to Mr. Feldman of $56,500, $55,000 and $45,000 during 2025, 2024 and 2023, respectively, represented repayments of advances he previously made to the Company and are not compensation. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

We are currently considered a “smaller reporting company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table, as well as limited narrative disclosures regarding executive compensation for our last three completed fiscal years and an Outstanding Equity Awards at Fiscal Year End Table for our last completed fiscal year. These reporting obligations extend only to “named executive officers.” Our “named executive officers” include (i) all individuals serving as our principal executive officer during the fiscal year ended December 31, 2025, 2024 and 2023 and (ii) our two most highly compensated executive officers, as defined in Exchange Act Rule 3b-7, other than our principal executive officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2025, whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2025. For fiscal year 2025, the Company’s named executive officers consisted of Jerome Feldman, Chief Executive Officer and Chief Financial Officer, and Landon Oakes, Chief Technology Officer.

The following table summarizes the compensation of our named executive officers during the fiscal years ended December 31, 2025, 2024, 2023.

Name	Principal Position	Year Ended December 31,	Salary ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Landon Oakes	Chief Technology Officer	2025	140,000	-	-	140,000
		2024	140,000	-	-	140,000
		2023	140,000	-	-	140,000
Jerome Feldman	Chief Executive Officer	2025	-	-	-	-
		2024	-	-	-	-
		2023	-	-	-	-

Outstanding Equity Awards at Fiscal Year-End

None.

Employment Agreements

Landon Oakes

Dr. Oakes has served as our Chief Technology Officer since August 2022 without a written employment agreement. In December 2024, pursuant to a Board resolution, the Company assigned its interest in two provisional patent applications on which Dr. Oakes is a named inventor to Dr. Oakes, pending execution of an employment agreement containing invention assignment and equity provisions; in May 2025, Dr. Oakes assigned those patent families to Oak Fang Lithium LLC, an entity he wholly owns. Dr. Oakes has agreed to cause Oak Fang Lithium LLC to assign the applications to the Company upon execution of such an agreement, which had not occurred as of the date of this Report. See “Item 1. Business — Intellectual Property” and “Item 13.”

Director Compensation

Our directors do not receive any compensation for service on the board of directors, other than reimbursement of reasonable expenses for attendance at board meetings. No director received compensation from the Company for board service during fiscal years 2025, 2024 or 2023.

Name	Principal Position	Year Ended December 31,	Salary ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Lawrence Swonger	Director	2025	-	-	-	-
		2024	-	-	-	-
		2023	-	-	-	-
Jerome Feldman	Chairman of the Board	2025	-	-	-	-
		2024	-	-	-	-
		2023	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below sets forth information, as of October 9, 2026, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of our common stock by each person known by the Company to beneficially own more than five percent of the Company’s common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. Except as otherwise indicated, the persons named below have sole voting and dispositive power with respect to the shares shown. The beneficial ownership of each person was calculated based on 72,929,947 shares of our common stock outstanding, 3,720 shares of Convertible Series A Preferred Stock and 870 shares of Convertible Series B Preferred Stock. Unless otherwise noted, the address of each person listed below is c/o alpha-En Corporation, 200 North Drive, Hopewell Junction, New York 12533.

Name of Beneficial Owner(1)	Position	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Landon Oakes	Chief Technology Officer	-	-
Lawrence Swonger	Director	500,000	*
Jerome Feldman⁽³⁾	Chief Executive Officer, Chief Financial Officer, Chairman of the Board	3,808,074	5.21%
All directors and executive officers as a group (3 persons)		4,308,074	5.90%

5% or More Stockholders
National Resources Lithium LLC(2)	5% Stockholder	32,800,000	44.98%
Steven Payne⁽⁴⁾	5% Stockholder	5,322,448	7.28%
The 2015 Feldman Daughters Trust(5)	5% Stockholder	6,025,000	8.26%

* Less than 1%

(1)

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) because of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the above table does not necessarily reflect the person’s actual ownership or voting power concerning the number of shares of Common Stock outstanding on the date of this filing.

(2)	National Resources Lithium LLC has sole voting and dispositive power over these shares. The address of National Resources Lithium LLC is 485 West Putnam Avenue, Greenwich, Connecticut 06830.

The shares and percentages shown for Mr. Feldman and Mr. Payne include shares of common stock issuable upon conversion of Series A Preferred Stock, each share of which is convertible into 572 shares of common stock at the holder’s option, and Series B Preferred Stock, each share of which is convertible into 2,000 shares of common stock at the holder’s option, as described in notes (3) and (4) below.

(3) Consists of 3,673,674 shares of common stock, 114,400 shares of common stock issuable upon conversion of 200 shares of Series A Preferred Stock and 20,000 shares of common stock issuable upon conversion of 10 shares of Series B Preferred Stock held by Mr. Feldman.

(4) Consists of 5,108,048 shares of common stock, 114,400 shares of common stock issuable upon conversion of 200 shares of Series A Preferred Stock and 100,000 shares of common stock issuable upon conversion of 50 shares of Series B Preferred Stock held by Mr. Payne.

(5) Based upon information contained in the Company's stockholder records. The shares are held by The 2015 Feldman Daughters Trust. The beneficiaries of the trust include family members of Jerome Feldman, the Company's Chief Executive Officer and Chairman. The Company has not independently determined whether Mr. Feldman may be deemed to beneficially own any shares held by the trust under Rule 13d-3 of the Exchange Act and disclaims beneficial ownership of such shares except to the extent, if any, required by applicable law.

Equity Compensation Plan Information

None.

Change of Control

The Company is not aware of any arrangement or agreement that may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

National Resources Lithium LLC

NRL is the Company’s principal stockholder and holds 32,800,000 shares of common stock, representing approximately 45% of our outstanding common stock. NRL has historically funded, and has indicated its intention to fund, the Company’s non-SBIR operating expenses through commercialization, contingent upon Dr. Landon Oakes remaining as the Company’s Chief Technology Officer. NRL is not obligated to provide future funding. An affiliate of NRL previously served as landlord of the Company’s former laboratory facility in Yonkers, New York, and an affiliate of NRL owns the Company’s current laboratory and office facility in Hopewell Junction, New York, which is provided to the Company rent-free as described in “Item 2. Properties.”

On September 3, 2024, the Company issued the 32,800,000 shares to NRL under the Stock Purchase Agreement in exchange for (i) the extinguishment of $1,708,459 of accounts payable – related party owed to an NRL affiliate for back rent and unamortized tenant improvements under the Company’s former Yonkers lease, (ii) a $1,000,000 credit against amounts due to NRL for cash advances and operating costs paid by NRL on the Company’s behalf, and (iii) rent-free laboratory and office space for a period of five years. The fair value of the shares issued was determined to be $3,607,717, or $0.11 per share, and the Company recognized a loss on settlement of debt of $899,258 in 2024. The fair value of the rent-free facility, $179,781, $176,256 and $172,800 for 2025, 2024 and 2023, respectively, is recorded as rent expense – related party with a corresponding deemed capital contribution to additional paid-in capital.

During the years ended December 31, 2025, 2024 and 2023, NRL advanced cash to the Company of $164,765, $337,000 and $145,070, respectively, and paid operating expenses on the Company’s behalf of $90,000, $92,500 and $265,791, respectively. Amounts due to NRL were $273,872, $19,107 and $589,607 at December 31, 2025, 2024 and 2023, respectively, after application in 2024 of the $1,000,000 credit under the Stock Purchase Agreement. At each of those dates the advances were unsecured, non-interest-bearing and due on demand, and they are classified as current liabilities in the financial statements. No interest has been paid or accrued on the advances.

On August 19, 2026, the Company entered into a Loan and Security Agreement, a Revolving Promissory Note and a Patent Security Agreement with NRL documenting $625,122 due to NRL as of August 15, 2026 and any future advances. Under these agreements the advances are non-interest-bearing, are not payable on demand, have no scheduled principal payments and become due upon a sale or merger of the Company or upon acceleration following an event of default, and they are secured by a first-priority security interest in substantially all of the Company’s assets, including its patents and other intellectual property, general intangibles, accounts and contract rights. NRL is not obligated to make future advances. Because these terms were agreed after December 31, 2025, they did not affect the classification of amounts due to NRL as current liabilities at that date. See Note 5 and Note 11 to the financial statements.

Jerome I. Feldman.

Prior to 2023, Mr. Feldman, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board, advanced an aggregate of $200,000 to the Company. The advances were unsecured, non-interest-bearing and due on demand. Amounts owed to Mr. Feldman were $140,070, $85,070 and $28,570 at December 31, 2023, 2024 and 2025, respectively, and the Company repaid $45,000, $55,000 and $56,500 to Mr. Feldman during 2023, 2024 and 2025, respectively. No interest has been paid or accrued on the advances. On August 19, 2026, the Company entered into a settlement and release agreement with Mr. Feldman providing for a maximum settlement obligation of $200,000 with respect to the advances, of which $173,500 had previously been paid, with the remaining $26,500 payable in monthly installments of $5,000 beginning September 1, 2026. See Note 5 and Note 11 to the financial statements.

Other related party relationships

In December 2024, with the approval of the Board of Directors, the Company assigned its interest in two provisional patent applications relating to the electrodeposition of lithium metal films to Dr. Landon Oakes, the Company’s Chief Technology Officer, pending execution of an employment agreement containing an equity component. In May 2025, Dr. Oakes assigned his interest in these patent families to Oak Fang Lithium LLC, an entity wholly owned by him. The Company continues to bear the costs of prosecuting those applications, which are included in professional fees. Dr. Oakes has agreed to cause Oak Fang Lithium LLC to assign the applications to the Company upon execution of an employment agreement containing an equity component; that agreement has not been executed. See “Item 1. Business — Intellectual Property.” Other than the transactions described above, there were no transactions since January 1, 2023, and there are no currently proposed transactions, in which the Company was or is a participant and in which any related person had a direct or indirect material interest that require disclosure under Item 404 of Regulation S-K.

Director Independence

Although the Company's securities are not listed on a national securities exchange, the Company evaluates director independence using the standards of The Nasdaq Stock Market as a reference framework. Our board of directors consists of Mr. Feldman and Mr. Swonger. Mr. Feldman is not considered independent because he serves as our Chief Executive Officer and Chief Financial Officer, and Mr. Swonger is not considered independent because of his ongoing technical advisory relationship with the Company. As a result, the Company does not have any independent directors or independent board committees.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by our principal auditor, for the periods presented, as follows:

Fee Category	Fiscal Year Ended December 31, 2025 ($)	Fiscal Year Ended December 31, 2024 ($)	Fiscal Year Ended December 31, 2023 ($)
Audit Fees	$56,667	$56,666	$56,666
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total	$56,667	$56,666	$56,666

Audit Fees

This category includes the audit of our annual financial statements for the fiscal years ended December 31, 2025, 2024 and 2023 and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements. Substantially all audit fees relate to the audit of the Company's financial statements for the years ended December 31, 2023, 2024 and 2025 and the preparation and filing of this comprehensive Form 10-K.

Audit-Related Fees

No audit-related fees were incurred during fiscal years 2025, 2024 or 2023. Audit-related fees, if incurred, would consist of assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees.”

Tax Fees

No tax fees were incurred during fiscal years 2025, 2024 or 2023. Tax fees, if incurred, would consist of professional services rendered for tax compliance, tax return preparation and tax advice.

All Other Fees

This category consists of fees for other miscellaneous items. No other fees were incurred during fiscal years 2025, 2024 or 2023.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

1. Financial Statements

The financial statements and Report of Independent Registered Public Accounting Firm are listed in Item 8.

2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3. Exhibits

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation
3.2	Bylaws, as amended	8-K	3.1	07/01/2016
3.3	Certificate of Designation of Series A Preferred Stock	8-K	3.1	02/08/2018
3.4	Certificate of Designation of Series B Preferred Stock	8-K	3.1	04/15/2019
4.1*	Description of Securities Registered Pursuant to Section 12 of the Exchange Act
10.1*	Stock Purchase Agreement, dated September 3, 2024, by and between the Company and National Resources Lithium LLC
10.2*	Loan and Security Agreement dated August 19, 2026 between the Company and National Resources Lithium LLC
10.3*	Revolving Promissory Note dated August 19, 2026 issued in favor of National Resources Lithium LLC
10.4*	Patent Security Agreement dated August 19, 2026 between the Company and National Resources Lithium LLC
10.5*	Settlement and Release Agreement dated August 19, 2026 between the Company and Jerome Feldman
14.1*	Code of Ethics and Business Conduct, adopted December 2007 and updated March 2015
19.1*	Insider Trading Policy
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith.

Item 16. Form 10-K Summary.

None.

ALPHA-EN CORPORATION

Financial Statements

For the Years Ended December 31, 2025, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Alpha-En Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alpha-En Corporation (the "Company") as of December 31, 2025, 2024 and 2023, the related statements of operations and comprehensive loss, changes in stockholders' (deficit), and cash flows for each of the three years ended December 31, 2025, 2024 and 2023, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, 2024 and 2023, and the results of its operations, its cash flows for each of the years in the three-year period ended December 31, 2025, 2024 and 2023, in all material respects, except for the matter described in the following paragraph, in conformity with accounting principles generally accepted in the United States of America.

We were unable to obtain sufficient appropriate audit evidence regarding opening balances as of January 1, 2023 to enable us to determine whether any adjustments might have been necessary to the statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows for the year ended December 31, 2023.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated revenue from operations, has incurred recurring losses and has an accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The financial statements of the Company for the year ended December 31, 2022, were not audited, reviewed, or compiled and, accordingly, we do not express an opinion or any other form of assurance on the prior year’s financial statements or the opening balances as of January 1, 2023. As a result, we were unable to obtain sufficient appropriate audit evidence regarding the opening balances, and our audit of the current period’s financial statements does not extend to those balances.

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Except as discussed above, we conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation and Accounting for 32.8 Million Common Shares Issued

As described in Note 5 to the financial statements, during 2024 the Company issued 32.8 million shares of common stock in connection with an agreement involving the settlement or release of certain debts and other obligations and additional consideration. Determining the appropriate accounting, measurement date, and fair value of the common shares required significant judgment because the Company's common stock was thinly traded, the Company was experiencing financial distress, and the agreement included multiple elements of consideration. We identified this matter as a critical audit matter because auditing the measurement of valuation and accounting for the transaction involved especially challenging and subjective auditor judgment and required specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included reading the executed agreement and related board approvals, debt-release documents, and other closing support; testing the completeness and accuracy of management's reconciliation of the obligations and other consideration included in the transaction; evaluating the Company's accounting under U.S. generally accepted accounting principles; assessing the measurement date; and evaluating the valuation methodology and significant assumptions used to estimate the fair value of the common shares. We also involved professionals with specialized skill and knowledge to assist in evaluating the fair-value methodology and assumptions and evaluated the related presentation and disclosures.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

PCAOB ID: 1171

We have served as the Company’s auditor since March 18, 2026.

San Mateo, CA

October 9, 2026

ALPHA-EN CORPORATION

Balance Sheets

	December 31,	December 31,	December 31,
	2025	2024	2023
Assets
Current Assets
Cash	$5,729	$54,666	$57,914
Grant receivables	-	-	21,256
Prepaid expenses	18,278	15,631	-
Total Current Assets	24,007	70,297	79,170

Total Assets	$24,007	$70,297	$79,170

Liabilities, Mezzanine Equity and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$132,457	$9,972	$32,316
Accounts payable - related party	-	-	1,708,459
Deferred grant income	99,863	-	-
Due to related parties	302,442	104,177	729,677
Total Current Liabilities	534,762	114,149	2,470,452

Total Liabilities	534,762	114,149	2,470,452

Mezzanine Equity
Series A Preferred stock: $0.01 par value; 5,000 shares authorized; 3,720 shares issued and outstanding	6,658,800	6,286,800	5,914,800
Series B Preferred stock: $0.01 par value; 5,000 shares authorized; 870 shares issued and outstanding	1,455,510	1,368,510	1,281,510
Total Mezzanine Equity	8,114,310	7,655,310	7,196,310

Commitments and Contingencies

Stockholders' Deficit
Common stock: $0.01 par value; 82,000,000 shares authorized; 73,644,697, 73,644,697 and 40,844,697 shares issued, respectively	736,447	736,447	408,447
Additional paid-in capital	26,441,508	26,720,727	23,723,754
Treasury stock at cost: 714,750 shares	(69,383)	(69,383)	(69,383)
Accumulated deficit	(35,733,637)	(35,086,953)	(33,650,410)
Total Stockholders' Deficit	(8,625,065)	(7,699,162)	(9,587,592)

Total Liabilities, Mezzanine Equity and Stockholders' Deficit and Temporary Equity	$24,007	$70,297	$79,170

The accompanying notes to the financial statements are an integral part of these statements.

ALPHA-EN CORPORATION

Statements of Operations and Comprehensive Loss

	Years Ended
	December 31,
	2025	2024	2023

Operating Expenses:
General and administrative	$450,132	$218,538	$189,840
Rent expense - related party	179,781	176,256	172,800
Payroll and management fee	640,865	524,990	233,618
Professional fees	227,816	127,637	183,913
Total operating expenses	1,498,594	1,047,421	780,171

Loss from operations	(1,498,594)	(1,047,421)	(780,171)

Other income (expense):
Other income	2,332	-	-
Grant income	849,578	510,136	303,931
Loss on settlement of debt	-	(899,258)	-
Total other income (expense)	851,910	(389,122)	303,931

Loss before income taxes	(646,684)	(1,436,543)	(476,240)
Provision for income taxes	-	-	-
Net loss	$(646,684)	$(1,436,543)	$(476,240)

Less: Dividends accrued on Series A and B Preferred Stock	(459,000)	(459,000)	(459,000)
Net loss attributable to alpha-En Corporation common stockholders	$(1,105,684)	$(1,895,543)	$(935,240)

Total Comprehensive Loss	$(646,684)	$(1,436,543)	$(476,240)

Net loss per common share attributable to alpha-En Corporation common stockholders - basic and diluted	$(0.02)	$(0.04)	$(0.02)
Basic and diluted weighted average number of common shares outstanding	72,929,947	50,913,509	40,040,906

The accompanying notes to the financial statements are an integral part of these statements.

ALPHA-EN CORPORATION

Statements of Changes in Stockholders’ Deficit

			Additional				Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance, January 1, 2023	40,344,697	$403,447	$24,014,954	714,750	$(69,383)	$(33,174,170)	$(8,815,277)

Issuance of common stock	500,000	5,000	(5,000)	-	-	-	-
Deemed capital contribution	-	-	172,800	-	-	-	172,800
Accrued preferred stock dividends	-	-	(459,000)	-	-	-	(459,000)
Net loss	-	-	-	-	-	(476,240)	(476,240)
Balance, December 31, 2023	40,844,697	$408,447	$23,723,754	714,750	$(69,383)	$(33,650,410)	$(9,587,592)

Issuance of common stock for settlement of debt	32,800,000	328,000	3,279,717	-	-	-	3,607,717
Deemed capital contribution	-	-	176,256	-	-	-	176,256
Accrued preferred stock dividends	-	-	(459,000)	-	-	-	(459,000)
Net loss	-	-	-	-	-	(1,436,543)	(1,436,543)
Balance, December 31, 2024	73,644,697	$736,447	$26,720,727	714,750	$(69,383)	$(35,086,953)	$(7,699,162)

Deemed capital contribution	-	-	179,781	-	-	-	179,781
Accrued preferred stock dividends	-	-	(459,000)	-	-	-	(459,000)
Net loss	-	-	-	-	-	(646,684)	(646,684)
Balance, December 31, 2025	73,644,697	$736,447	$26,441,508	714,750	$(69,383)	$(35,733,637)	$(8,625,065)

The accompanying notes to the financial statements are an integral part of these statements.

ALPHA-EN CORPORATION

Statements of Cash Flows

	Years Ended
	December 31,
	2025	2024	2023

Cash Flows from Operating Activities
Net loss	$(646,684)	$(1,436,543)	$(476,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Deemed capital contribution	179,781	176,256	172,800
Loss on settlement of debt	-	899,258	-
Changes in operating assets and liabilities:
Prepaid expenses	(2,647)	(15,631)	-
Grant receivables	-	21,256	(21,256)
Accounts payable and accrued liabilities	122,485	(22,344)	16,749
Deferred grant income	99,863	-	-
Due to related parties	90,000	92,500	265,791
Net cash used in operating activities	(157,202)	(285,248)	(42,156)

Cash Flows from Financing Activities
Proceeds from related party	164,765	337,000	145,070
Repayments to related party	(56,500)	(55,000)	(45,000)
Net cash provided by financing activities	108,265	282,000	100,070

Change in cash	(48,937)	(3,248)	57,914
Cash, beginning of year	54,666	57,914	-
Cash, end of year	$5,729	$54,666	$57,914

Supplemental Cash Flow Information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

Non-Cash Investing and Financing Activities:
Accrued Series A and B Preferred Stock dividends	$459,000	$459,000	$459,000
Issuance of common stock for settlement of debt	$-	$3,607,717	$-
Issuance of common stock for common stock payable	$-	$-	$50,000

The accompanying notes to the financial statements are an integral part of these statements.

ALPHA-EN CORPORATION

Notes to the Financial Statements

Note 1 – Organization and Operations

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

The Company's principal executive offices and laboratory operations are located at 200 North Drive, Hopewell Junction, New York.

Note 2 – Going Concern and Liquidity

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of approximately $35.7 million and a negative working capital of approximately $511,000 at December 31, 2025. For the years ending December 31, 2025, 2024 and 2023, the Company had a net loss of approximately $646,000, $1.4 million, and $476,000, respectively, and net cash used in operating activities of approximately $157,000, $285,000 and $42,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management’s plans to address these conditions also include continued funding under the Company’s government grants and contracts; continued funding from National Resources Lithium LLC, the Company’s principal stockholder, which has historically funded, and has indicated its intention to fund, the Company’s non-SBIR (Small Business Innovation Research) operating expenses through commercialization, contingent on the continued service of Dr. Landon Oakes as Chief Technology Officer; and the pursuit of joint development agreements with battery cell manufacturers. NRL is not obligated to provide future funding, and there can be no assurance that NRL will continue to fund the Company's operations. There can be no assurance that these plans will be successful.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Significant and Critical Accounting Policies and Practices

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States. The Company’s fiscal year is December 31.

Reclassification

Certain amounts have been reclassified to improve the clarity and comparability of the financial statements. These reclassifications had no impact on previously reported total assets, liabilities, equity, net income (loss), or cash flows for any periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Segment Information

The Company operates as a single operating and reportable segment: a clean technology company focused on developing and commercializing a proprietary process for the production of high-purity lithium metal and cell-ready lithium metal battery electrodes in an environmentally friendly manner.

The Company's Chief Executive Officer ("CEO") is the chief operating decision maker ("CODM"). The CODM reviews financial information for purposes of allocating resources and evaluating financial performance, and assesses performance and allocates resources primarily based on net loss, which is reported on the Statements of Operations and Comprehensive Loss. Total assets on the Balance Sheets represent the Company's segment assets.

The significant segment expenses regularly provided to and reviewed by the CODM are the expense categories presented on the face of the Statements of Operations and Comprehensive Loss, consisting of general and administrative, rent expense – related party, payroll and management fee, and professional fees. Other segment items consist of government grant income and, in 2024, the loss on settlement of debt, each of which is separately presented on the Statements of Operations and Comprehensive Loss.

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of December 31, 2025, 2024 and 2023, the Company had cash of $5,729, $54,666 and $57,914, respectively, and no cash equivalents.

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Grant Income

Management has concluded that the Company’s government grants are not within the scope of ASC Topic 606 as they do not meet the definition of a contract with a customer. The Company concluded that the grants meet the definition of a contribution and are non-reciprocal transactions, and have also concluded that Subtopic 958-605, Not-for-Profit-Entities-Revenue Recognition does not apply, as the Company is a business entity and the grants are with governmental agencies.

In the absence of applicable guidance under US GAAP, the Company accounts for government grants in accordance with International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy, and as such, government grants related to income are recognized as other income when the Company has satisfied the applicable performance requirements, and there is reasonable assurance that the amounts will be received.

Fair Value Measurements

The Company follows accounting guidelines on fair value measurements for financial instruments measured on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The Company uses the following three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial instruments:

•	Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical instruments.

•	Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the marketplace.

•

Level 3: Significant unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires a significant judgment or estimation.

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires the Company to make judgments and consider factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed, or initial amounts recorded, may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange

The Company’s financial instruments, including cash, grant receivables, accounts payable and accrued liabilities, and due to related parties, are carried at historical cost. As of December 31, 2025, 2024 and 2023, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Fair Value of Preferred Stock

The fair value of preferred stock was estimated based upon the number of equivalent common shares that preferred stock could have been converted into at the closing price on the purchase date. This is a nonrecurring fair value measurement determined at initial recognition, and is classified within Level 2 of the fair value hierarchy.

Contingencies

The Company records accruals for contingencies and legal proceedings expected to be incurred in connection with a loss contingency when it is probable that liability has been incurred, and the amount can be reasonably estimated.

If a loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Net Loss Per Share of Common Stock

Net loss per share of common stock requires presentation of basic and diluted earnings per common share on the face of the Statements of Operations and Comprehensive Loss for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to diluted earnings per share. In the accompanying financial statements, basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from securities convertible into or exercisable for common stock, unless the result would be antidilutive.

The dilutive effect of share-based payment awards is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting shares of common stock are included in the denominator of the diluted calculation for the entire period being presented.

For the years ended December 31, 2025, 2024 and 2023, the following common stock equivalent shares were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31,	December 31,	December 31,
	2025	2024	2023
Series A Preferred stock	2,127,840	2,127,840	2,127,840
Series B Preferred stock	1,740,000	1,740,000	1,740,000
	3,867,840	3,867,840	3,867,840

Preferred Stock Dividends

The Company's Series A and Series B Preferred Stock carry cumulative dividend rights. Dividends are accrued ratably over the period to which they relate regardless of whether they have been declared. Such dividends are deducted from net loss in computing net loss attributable to common stockholders.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses on Financial Instruments. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our financial statements.

The Company has implemented all recently issued accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements or results of operations.

Note 4 – Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,	December 31,	December 31,
	2025	2024	2023
Accounts payable	$132,240	$8,726	$31,482
Accrued liabilities	217	1,246	834
	$132,457	$9,972	$32,316

Note 5 – Related Party Transactions

The Company's related party transactions include cash advances and operating expenses paid on behalf of the Company by National Resources Lithium LLC ("NRL"), the Company's principal stockholder. NRL became the Company's principal stockholder pursuant to the Stock Purchase Agreement dated September 3, 2024. NRL has historically funded, and has indicated its intention to fund, the Company's non-SBIR operating expenses through commercialization, contingent upon the continued service of Dr. Landon Oakes as Chief Technology Officer. NRL is not obligated to provide future funding (see Note 12).

During the years ended December 31, 2025, 2024 and 2023, the Company received advances from NRL of $164,765, $337,000, and $145,070, respectively, and recorded operating expenses paid by NRL of $90,000, $92,500 and $265,791, respectively. Prior to 2023, the Company received advances totaling $200,000 from Jerome I. Feldman, Chief Executive Officer and Chief Financial Officer, and made repayments on this advance of $56,500, $55,000, and $45,000, respectively.

Stock Purchase Agreement with National Resources Lithium LLC

On September 3, 2024, the Company entered into a Stock Purchase Agreement (the “SPA”) with NRL, pursuant to which the Company issued 32,800,000 shares of common stock to NRL. The consideration for the shares consisted of: (i) extinguishment of $1,708,459 of accounts payable – related party owed to an NRL affiliate, for back rent and unamortized tenant improvements under the Company’s former commercial lease; (ii) a $1,000,000 credit against amounts due to NRL for cash advances and operating costs, including officer and staff salaries, paid by NRL on the Company’s behalf; and (iii) the provision of rent-free laboratory and office space for a period of five years.

Management determined the fair value of the shares issued under ASC 820, Fair Value Measurement, using a back-solve (calibration) method based on the consideration exchanged in the SPA, concluding that the over-the-counter quotation for the Company’s common stock (OTCPK: ALPE) did not represent fair value because no active market existed. The significant unobservable inputs (using Level 3 inputs) used in the back-solve model were the fair values assigned to each component of consideration: $1,708,459 of accounts payable – related party, a $1,000,000 credit against amounts due to NRL, and $899,258 representing the estimated fair value of the rent-free laboratory and office space, determined using imputed market rent of $14,000 per month escalating 2% annually over the five-year term. The five-year term used in determining the fair value of the consideration under the SPA reflects the valuation of the arrangement as of the transaction date. A significant change in the imputed market rent, escalation rate, or term would result in a significantly different fair value measurement. The back-solve indicated a fair value of $3,607,717 in the aggregate, or $0.11 per share.

Of the total consideration, $2,708,459 settled recorded related-party obligations of the Company. In accordance with ASC 470-50-40-2, the Company recognized a loss on settlement of debt of $899,258 in the 2024 Statement of Operations and Comprehensive Loss.

Amounts due to related parties, due on demand and non-interest bearing, consisted of the following:

	December 31,	December 31,	December 31,
	2025	2024	2023
Due to Jerome I. Feldman	$28,570	$85,070	$140,070
Due to NRL	273,872	19,107	589,607
Total due to related parties	$302,442	$104,177	$729,677

Free rent

The Company occupies rent-free research laboratory space provided by a related party. The related party has provided this space since January 2023 under an arrangement that was subsequently formalized in the September 2024 SPA. The free-rent period runs from October 2022 through December 2027. The imputed market rent is $14,000 per month in the first year and escalates 2% annually thereafter. The Company does not recognize a right-of-use asset or lease liability, as the arrangement is not documented in a standalone, executed lease contract and does not constitute an enforceable contract under ASC 842. During the years ended December 31, 2025, 2024, and 2023, the Company recorded rent expense – related party of $179,781, $176,256, and $172,800, respectively, with a corresponding offsetting credit to additional paid-in capital recognized as a deemed capital contribution.

Note 6 – Mezzanine Equity

Series A preferred stock

The Series A preferred stock is entitled to accrue cumulative dividends at a rate equal to 10.0% simple interest per annum on the original issue price of $1,000 per share (the “Original Issue Price”). Accrued dividends will be payable quarterly based on a 365-day year and may be paid in cash or in additional shares of Series A Preferred. Each share of Series A Preferred is convertible into 572 shares of Common Stock, subject to customary increases or decreases for stock splits, stock dividends recapitalizations and the like, and may be converted to Common Stock at any time Safter issuance at the option of a holder. The Company will have the right, at the Company’s option, to redeem all or a portion of the shares of Series A Preferred Stock at any time or times after the one year anniversary of the Issuance Date of such Series A Preferred Stock, at a price per share (the “Redemption Price”) equal to the sum of the following (without duplication): (a) the Original Issue Price, plus (b) any accrued but unpaid Dividends. Upon any liquidation, dissolution or winding up of the Company, liquidation of the Company’s assets will be made in the following order of priority: (a) first, payment or provision for payment of debts and other liabilities; (b) second, payment to the holders of Series A Preferred an amount with respect to each share of Series A Preferred equal to the Original Issue Price, plus any accrued but unpaid Dividends thereon; and (c) third, payment to the holders of Common Stock. Except as required by applicable law or as set forth herein, the holders of shares of Series A Preferred Stock will vote together with the holders of shares of Common Stock and not as a separate class. Each share of Series A Preferred Stock will have a number of votes equal to the number of shares of Common Stock then issuable upon conversion of such share of Series A Preferred Stock.

The Series A Preferred Stock is being classified as mezzanine equity because it has redemption features that are outside of the Company’s control upon certain triggering events, such as a deemed liquidation event. A “Deemed Liquidation Event” is defined in the Company’s Amended and Restated Certificate of Incorporation as a merger that results in a change in control or the sale of substantially all the assets of the Company. In the case of a Deemed Liquidation Event, the assets of the Company will be paid in order of liquidation preference to the holders of preferred and common stock. Because certain holders of the Series A Preferred Stock constitute 50% of the Company’s Board of Directors, a potential Deemed Liquidation Event is considered to be outside the control of the Company along with the call provision that can be exercised in one year, resulting in classification of the Series A Preferred Stock as mezzanine equity.

During each of the years ended December 31, 2025, 2024 and 2023, the Company recorded accrued dividends of $372,000

As of December 31, 2025, 2024 and 2023, the Company has 3,720 shares of Series A Preferred Stock issued and outstanding and cumulative dividends accrued were $2,938,800, $2,566,800 and $2,194,800, respectively, which are reflected in the carrying value of mezzanine equity.

Series B preferred stock

Each share of Series B preferred stock is convertible into 2,000 shares of common stock and is redeemable by the Company at any time after the first anniversary. Upon liquidation of the Company, each share of Series B preferred stock is entitled to receive a distribution of assets before any distribution to holders of common stock, and after satisfaction of all liabilities, in an amount equal to the original issuance price plus any accrued but unpaid dividends. The Series B preferred stock is entitled to cumulative non-compounding dividends at an annual rate of 10%, which are to be paid quarterly. At the Company’s election the dividend may be paid in either stock or cash.

The Series B preferred stock is classified as mezzanine equity because a deemed liquidation event could trigger a liquidation preference payment outside the Company's control. A "Deemed Liquidation Event" is defined in the Certificate of Designations as a merger or consolidation resulting in a change in control, or a sale of all or substantially all of the Company's assets. Upon a Deemed Liquidation Event, proceeds are paid first to creditors, then pari passu to holders of Series A and Series B Preferred Stock (at $1,000 per share plus accrued but unpaid dividends), then to common stockholders. Because this event is not solely within the Company's control, the Series B Preferred Stock is classified as mezzanine equity.

The Company also has the option, but not the obligation, to redeem the Series B Preferred Stock after the one-year anniversary of issuance, at the original issue price plus accrued but unpaid dividends. This right is solely at the Company's election and does not, by itself, drive the mezzanine equity classification. The Company has not adjusted the carrying value to redemption value, as redemption is not currently probable.

During the years ended December 31, 2025, 2024 and 2023, the Company recorded accrued dividends of $87,000.

As of December 31, 2025, 2024 and 2023, the Company has 870 shares of Series B Preferred Stock issued and outstanding and the dividends accrued were $585,510, $498,510 and $411,510, respectively and reflected in carrying value of mezzanine equity.

Note 7 – Stockholders’ Deficit

Preferred stock

The Company has authorized 2,000,000 shares of preferred stock with a par value of $0.01 per share. As of December 31, 2025, 2024 and 2023, no shares of preferred stock were issued or outstanding within stockholders’ deficit. The Company’s Series A and Series B preferred stock (3,720 and 870 shares issued and outstanding, respectively) are classified as mezzanine equity and are described in Note 6 – Mezzanine Equity.

Common stock

The Company has authorized 82,000,000 shares of common stock with a par value of $0.01 per share. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended December 31, 2025, the Company did not issue any common stock.

During the year ended December 31, 2024, the Company issued 32,800,000 shares of common stock for a Share Purchase Agreement with National Resources Lithium LLC.

During the year ended December 31, 2023, the Company issued 500,000 shares of common stock for $50,000 that had been received during 2022, and recorded as stock payable within additional paid-in capital.

As of December 31, 2025, 2024 and 2023, the Company had recorded 73,644,697, 73,644,697 and 40,844,697 shares of common stock issued, and 72,929,947, 72,929,947 and 40,129,947 shares outstanding respectively. The Company held 714,750 shares of common stock in treasury as of December 31, 2025, 2024 and 2023.

Note 8 – Income Taxes

Components of income tax expense (benefit) are as follows for the years ended December 31, 2025, 2024 and 2023:

Years Ended December 31,
	2025	2024	2023
Current	$-	$-	$-
Deferred	-	-	-
Income tax expense (benefit)	$-	$-	$-

For the years ended December 31, 2025, 2024 and 2023, the Company made no cash payments for income taxes.

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, 2025, 2024 and 2023:

	December 31,	December 31,	December 31,
	2025	2024	2023
Deferred tax assets and liabilities
Net operating losses carried forward	$285,475	$183,895	$83,979
Deferred grant income	27,638	-	-
Total deferred tax asset	313,113	183,895	83,979
Less: valuation allowance	(313,113)	(183,895)	(83,979)
Net deferred tax asset	$-	$-	$-

Change in Valuation allowance for the years ended December 31,

	2025	2024	2023
Balance, beginning of year	$183,895	$83,979	$-
Additions charged to tax expense	129,218	99,916	83,979
Balance, end of year	$313,113	$183,895	$83,979

The Company will have approximately $1,031,000 of gross federal and New York State net operating loss carry-forwards at December 31, 2025. The federal NOLs were generated after December 31, 2017 and do not expire; however, NOLs are subject to an 80% taxable income limitation on use; state and local laws may vary by jurisdiction. The New York State NOLs expire between 2043 and 2045. Net deferred tax assets are mainly comprised of temporary differences between financial statement carrying amount and tax basis of assets and liabilities. Deferred state taxes are measured at 8.45%, reflecting the 6.5% New York corporate franchise tax rate and the 30% Metropolitan Transportation Business Tax Surcharge.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2025, 2024 and 2023, a full valuation allowance was recognized.

In addition, the Company performed a comprehensive review of its uncertain tax positions and determined that no adjustments were necessary relating to unrecognized tax benefits at December 31, 2025, 2024 and 2023. The Company's federal and state income tax returns are subject to examination by taxing authorities for three years after the returns are filed, and as such the Company's federal and state income tax returns remain open to examination.

The reconciliation of the income tax expense computed at the U.S. federal statutory rate is as follows:

	Years Ended
	December 31
	2025		2024		2023
Statutory tax rate	$(135,804)	21.0%	$(301,674)	21.0%	$(100,010)	21.0%
State tax rate	(43,169)	6.7%	(95,896)	6.7%	(31,791)	6.7%
Effect of change in income tax rate for deferred tax assets	-	0.0%	-	0.0%	-	0.0%
Effect of expenses not deductible for tax purpose	49,755	(7.7%)	297,654	(20.7%)	47,822	(10.0%)
Change in valuation allowance	129,218	(20.0%)	99,916	(7.0%)	83,979	(17.7%)
Effective income tax rate	-	0.0%	-	0.0%	-	0.0%

Nondeductible expenses consist primarily of a loss on settlement of debt of $899,258 recognized in 2024 in connection with the NRL Stock Purchase Agreement, and rent expense of $179,781, $176,256 and $172,800 in 2025, 2024 and 2023, respectively, for office and laboratory space provided by a related party without charge, which was recorded as a deemed capital contribution and is not deductible for income tax purposes.

The Company's ability to utilize its net operating loss carryforwards may be limited under Section 382 of the Internal Revenue Code if the Company experiences a cumulative change in ownership of more than 50 percentage points over a three-year period. The September 2024 issuance of common shares to NRL resulted in a cumulative ownership shift of approximately 46 percentage points; accordingly, no ownership change had occurred through December 31, 2025, and the carryforwards are not currently subject to an annual limitation. Future issuances of equity could, however, result in such a limitation.

Note 9 – Government Grants

The Company has received government grants and contracts from various federal and state agencies to support research, development, and other qualifying activities. Government grant and contract income is recognized when the Company has satisfied the applicable performance requirements, and it is probable that the amounts will be received. Related expenditures are recognized as incurred. Amounts received before the related performance requirements are satisfied are recorded as deferred income and recognized as income as the applicable requirements are met. Amounts determined to be repayable or disallowed are recognized as liabilities when such amounts become probable and reasonably estimable.

The Company’s significant government awards are as follows:

Grant	Purpose	Performance Period and Status	Recognition Trigger
U.S. Department of Energy ("DOE") SBIR Fast-Track award (No. DE-SC0024052)	Research and development ("R&D") to convert lithium-bearing brine into thin-film lithium metal anodes via integrated extraction and electrodeposition	July 2023 – April 2026; completed.	Grant income is recognized as eligible R&D expenses are incurred each approved budget period; no income/receivable recognized for unapproved future budget periods

New York State Energy Research and Development Authority ("NYSERDA") agreement (No. 138288)	Cost-shared R&D to advance proprietary electrolytic process for high-purity thin-film lithium metal anodes	In October 2023 – 2025; completed.

Grant income is recognized as each milestone deliverable is completed and accepted via the NYSERDA portal; no income for unaccepted work-in-progress milestones.  Milestone deliverables consist of defined technical reports, written protocols, a design presentation, and a fabrication demonstration tied to the project's Statement of Work tasks, each requiring approval by the NYSERDA Project Manager.

Empire State Development (ESD)/ NYSTAR	Working-capital matching grant supporting commercialization of lithium-metal technology and related federally funded R&D	Eligible costs incurred July 2024 – April 2026

Tranche 1: Grant income is received upon Agreement execution, before costs incurred — recorded as deferred grant income on receipt, not yet recognized. Tranche 2: contingent on project completion, documentation of $1,552,297 eligible costs, and ESD final report approval — not yet recognized

U.S. Department of Defense ("DoD") SBIR Phase I contract (No. W51701-25-C-A020)	Feasibility study for producing low-cost, high-energy lithium metal anodes from domestic lithium raw materials	Contract signed March 13, 2025; period of performance from April 9, 2025, contract completion date January 9, 2026; technical work completed	Grant income is recognized upon DoD's formal acceptance of each deliverable; income equals deliverables accepted multiplied by applicable unit price

NYSERDA ClimateTech Expertise Network ("CEN") vendor services program administered by Columbia University ("CU")

Reimbursement of eligible third-party vendor costs (Computer-Aided Design/prototyping, Design for Manufacturing, technoeconomic analysis, marketing, etc.) supporting lithium extraction and anode fabrication

		May 2025 – September 2025; completed, $5,000 received	Grant income is 50% recognized on CUA's acceptance of vendor invoice/purchase order; remaining 50% on CU's acceptance of proof of service completion;

Hudson Valley Technology Development Center/MTEC award	Development of a prototype thin-film lithium metal coating unit for direct integration with battery manufacturing	Effective September 2024; 1-year project period	Grant income is recognized as reimbursable engineering services (salary and equipment purchase) are performed and accepted in each of two disbursement tranches; cash receipt evidences conditions met

The following table summarizes government grant and contract income recognized during the years ended December 31, 2025, 2024, and 2023, which is included within other income (expense) on the Statements of Operations and Comprehensive Loss:

	Years ended December 31,
	2025	2024	2023
DOE SBIR	$608,632	$470,272	$141,823
DoD SBIR	208,280	-	-
Columbia Grant / NYSERDA CEN	5,000	-	-
NYSERDA	16,266	39,864	162,108
Hudson Valley Tech	11,400	-	-
Total government grant income	$849,578	$510,136	$303,931

As of December 31, 2025, 2024, and 2023, the Company had grant receivable from DOE SBIR award of $0, $0 and $21,256 and deferred grant income from ESD/ NYSTAR award of $99,863, $0, and $0, respectively.

Note 10 – Commitments and Contingencies

Amounts received under government grants and contracts may be subject to audit or disallowance by the applicable agencies. The Company records liabilities for amounts determined to be probable and reasonably estimable.

The Company has no material commitments or contingencies requiring accrual or disclosure other than those described above.

Note 11 – Concentration

Concentrations of accounts payable and accrued liabilities exceeding 10% as of December 31, 2025, 2024, and 2023 were as follows:

	December 31,	December 31,	December 31,
	2025	2024	2023
Vendor A	7.0%	100.0%	43.0%
Vendor B	-	-	19.0%
Vendor C	-	-	32.0%
Vendor D	22.0%	-	-
Vendor E	20.0%	-	-
Vendor F	31.0%	-	-
Vendor G	11.0%	-	-
	91.0%	100.0%	94.0%

Concentrations of purchases exceeding 10% for the years ended December 31, 2025, 2024, and 2023 were as follows:

	December 31,	December 31,	December 31,
	2025	2024	2023
Vendor H	8.0%	15.0%	12.8%
Vendor F	15.2%	-	-
Vendor I	7.9%	10.9%	4.0%
Vendor J	14.7%	-	-
Vendor K	-	23.6%	-
	45.8%	49.5%	16.8%

Note 12– Subsequent Events

Management has evaluated subsequent events through October 9, 2026, which is the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

On August 19, 2026, the Company entered into a Loan and Security Agreement, a Revolving Promissory Note, and a Patent Security Agreement with National Resources Lithium LLC ("NRL"), the Company's principal stockholder, documenting amounts due to related party of $625,122 at August 15, 2026 and any future advances. The advances are non-interest bearing, there is no maximum principal amount, and NRL is not obligated to make future advances. No scheduled principal payments are required and amounts become due upon a change of control or acceleration following an event of default. The obligations are secured by a first-priority security interest in substantially all of the Company's assets, including its five issued U.S. patents identified on Schedule A of the Patent Security Agreement (Exhibit 10.8). The agreements formalize the terms of NRL’s discretionary advances to the Company. These advances represent the related-party funding discussed in Notes 2 and 5, for which NRL has no obligation to provide future funding.

On August 19, 2026, the Company entered into a settlement and release agreement with Jerome Feldman, the Company's Chief Executive Officer and Chief Financial Officer, pursuant to which the Company agreed to a maximum settlement obligation of $200,000 with respect to prior advances made by Mr. Feldman, of which $173,500 had previously been paid, resulting in a remaining balance of $26,500 payable in monthly installments of $5,000 beginning September 1, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alpha-En Corporation

Dated: October 9, 2026	By:	/s/ Jerome Feldman
	Name:	Jerome Feldman
	Title:	Chief Executive Officer, Chief Financial Officer. (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerome Feldman	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors	October 9, 2026
Jerome Feldman

/s/ Lawrence Swonger	Director	October 9, 2026
Lawrence Swonger

28